Form 10QSB
period 1996-06-30
NUWAVE TECHNOLOGIES INC
filed 1996-08-19
CIK 1009802

       As filed with Securities and Exchange Commission on August 19, 1996


================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996
                                       or


|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to _________________

                         Commission file number 333-3110

                            NUWAVE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    22-3387630
- --------------------------------            ----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

One Passaic Avenue, Fairfield, New Jersey                   07004
(Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (201) 882-8810

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:_____________________

         Transitional Small Business Disclosure Format: Yes |_| No |X|



================================================================================

                            NUWAVE TECHNOLOGIES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Balance Sheets - December 31, 1995 and June 30, 1996                                               P. 3

                    Statements of Operations - For the Three and Six Month Periods Ended June 30, 1996
                           and for the period July 17, 1995 (Inception) to June 30, 1996                               P. 5

                    Statements of Cash Flows - For the Three and Six Month Periods Ended June 30, 1996
                           and for the period July 17, 1995 (Inception) to June 30, 1996                               P. 6

                    Notes to Condensed Financial Statements                                                            P. 8

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                                                                          P. 8

PART II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS                                                                                 P. 12

         ITEM 2.    CHANGES IN SECURITIES                                                                             P. 12

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                                   P. 12

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               P. 12

         ITEM 5.    OTHER INFORMATION                                                                                 P. 12

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                  P. 12

SIGNATURES                                                                                                            P. 13

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets


                                     ASSETS:



                                                                                 December 31,                      June 30,
                                                                                     1995                            1996
                                                                                -------------                  ------------------
                                                                                                                  (unaudited)

Current assets:

         Cash and Cash Equivalents                                                  $372,800                         $261,206

         Prepaid Expenses and other current assets                                    21,691                           10,213
                                                                                    -------------                  --------------

                    Total current assets                                             394,491                          271,419

Computers and Equipment                                                                7,737                           19,275

Other assets, including deferred financing costs of $20,100 and
$258,268 as of December 31, 1995 and June 30, 1996, respectively                      24,100                          262,268
                                                                                   ------------                  --------------

                    Total assets                                                    $426,328                          $552,962
                                                                                   ============                  ==============



                                     LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT):



Current Liabilities:

         Accounts payable and accrued liabilities                                    $99,044                         $465,323
                                                                                   ------------                  --------------

                    Total current liabilities                                         99,044                          465,323

Long-term debt                                                                       250,675                        1,391,443
                                                                                   ------------                  --------------

                    Total liabilities                                                349,719                        1,856,766
                                                                                   ------------                  --------------

Commitments and contingencies

Stockholders' equity (deficit):

         Preferred Stock, $.01 par value; authorized 2,000,000 shares:

                Series A Convertible Preferred Stock, noncumulative, $.01 par value; authorized 1,000,000 shares; issued and outstanding
                600,000 shares as of December 31, 1995 and June 30, 1996,
                respectively ($900,000 liquidation preference as of December 31,
                1995 and June 30, 1996, respectively)                                  6,000                            6,000






         Common stock, $.01 par value; authorized 8,000,000 shares as of
         December 31, 1995, and 20,000,000 shares as of June 30, 1996 (see Note
         2 of "Notes to Condensed Financial Statements"); issued and outstanding
         2,005,000 shares and
         2,405,000 shares as of December 31, 1995 and June 30,                             20,050                           24,050
         1996, respectively

Additional paid-in capital                                                                999,550                        1,661,550

Deferred equity costs                                                                     (38,400)                        (655,042)

Deficit accumulated during the development stage                                         (910,591)                      (2,340,362)
                                                                                       ---------------                 ------------

         Total stockholders' equity  (deficit)                                             76,609                       (1,303,804)
                                                                                       ---------------                 ------------

         Total liabilities and stockholders' equity  (deficit)                           $426,328                         $552,962
                                                                                       ===============                  ===========


          The accompanying notes are an integral part of the condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations


                                                                                                            Cumulative from
                                                      Three                         Six                      July 17, 1995
                                                     Months                        Months                     (inception)
                                                      Ended                        Ended                           to
                                                    June 30,                      June 30,                      June 30,
                                                      1996                          1996                          1996
                                                   ------------------       --------------------       --------------------------
                                                   (unaudited)                  (unaudited)                   (unaudited)

Operating expenses:

         Research and development expenses             $(364,544)                 $(641,577)                     $(1,132,699)

         General and administrative expenses            (277,095)                  (495,440)                        (913,104)
                                                   ------------------       --------------------       --------------------------

                                                        (641,639)                (1,137,017)                      (2,045,803)
                                                   ------------------       --------------------       --------------------------

                    Loss from operations                (641,639)                (1,137,017)                      (2,045,803)



Other income (expense)

         Interest income                                   6,089                      9,312                           13,182

         Interest expense                               (234,705)                  (302,066)                        (307,741)
                                                   ------------------       --------------------       --------------------------

Total other (expense)                                   (228,616)                  (292,754)                        (294,559)
                                                   ------------------       --------------------       --------------------------

                    Net Loss                           $(870,255)               $(1,429,771)                     $(2,340,362)
                                                   ==================       ====================       ==========================



Loss per share:

         Weighted average number of common
         shares outstanding                            2,405,000                  2,250,879
                                                   ==================       ====================

                    Net Loss per share                    $(0.36)                   $ (0.63)

                                                   ==================       ====================


          The accompanying notes are an integral part of the condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                Increase (decrease) in cash and cash equivalents


                                                                                                          Cumulative from
                                                                 Three                     Six             July 17, 1995
                                                                 Months                   Months            (inception)
                                                                 Ended                    Ended                 to
                                                                June 30,                 June 30,            June 30,
                                                                  1996                     1996                1996
                                                          ------------------       --------------------   --------------------
                                                               (unaudited)              (unaudited)         (unaudited)
Cash flows from operating activities:

        Net Loss                                               $  (870,255)           $  (1,429,771)         $  (2,340,362)



        Adjustments to reconcile net loss to net cash used in operating activities:

         Depreciation expense                                        1,310                    2,400                  3,260

         Amortization of unamortized debt discount                 119,819                  150,769                156,444

         Amortization of deferred financing costs                   64,838                   82,733                 82,733

         Issuance of common stock for services rendered                                                             20,600

         Decrease (increase) in prepaid expenses and
         other current assets                                       40,739                   11,478                (10,213)

         Increase in accounts payable and accrued
         liabilities                                               248,354                  366,279                465,323

         Increase in other assets                                                                                   (4,000)
                                                          ------------------       --------------------      -----------------

                    Net cash used in operating
                    activities                                    (395,195)                (816,112)            (1,626,215)
                                                          ------------------       --------------------      -----------------

Cash flows from investing activities:

        Purchase of computers and equipment                         (5,897)                 (13,938)               (22,535)
                                                          ------------------       --------------------      -----------------

                    Net cash used in investing
                    activities                                      (5,897)                 (13,938)               (22,535)
                                                          ------------------       --------------------      -----------------

Cash flows from financing activities:

        Proceeds from sale of Series A Convertible
         Preferred Stock                                                                                           900,000

        Proceeds from issuance of initial bridge units                                                             350,000



                                                                                                          Cumulative from
                                                                 Three                     Six             July 17, 1995
                                                                 Months                   Months            (inception)
                                                                 Ended                    Ended                 to
                                                                June 30,                 June 30,            June 30,
                                                                  1996                     1996                1996
                                                          ------------------       --------------------   --------------------
                                                               (unaudited)              (unaudited)         (unaudited)


        Proceeds from issuance of bridge units, net
         of  exchange of initial bridge notes and costs
         of the Private Placement Offering  ("PPO")                                       1,348,500                1,315,000



Increase in deferred equity costs of the IPO                     (337,124)                 (630,044)                (655,044)
                                                          ------------------        --------------------       ------------------

         Net cash (used) provided  by financing
         activities                                              (337,124)                  718,456                1,909,956
                                                          ------------------        --------------------       ------------------

         Net (decrease) increase in cash and cash
         equivalents                                             (738,216)                 (111,594)                 261,206

Cash and cash equivalents at the beginning of the
period                                                            999,422                   372,800
                                                          ------------------        --------------------       ------------------

         Cash and cash equivalents at the end of
         the period                                            $  261,206                $  261,206               $  261,206
                                                          ==================        ====================       ==================

Supplemental disclosure of non cash investing and financing activities:

Deferred financing costs incurred in connection
with the exchange of the initial bridge notes for 14 bridge units                        $  140,000               $  140,000
                                                                                       ====================    =================

Deferred equity costs charged to additional paid in
capital in connection with the PPO                                                       $   13,400               $   13,400
                                                                                       ====================    =================




          The accompanying notes are an integral part of the condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWave Technologies, Inc. (the "Company" or "NUWave") believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements and notes should be read in conjunction with the Company's Financial Statements included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on July 3, 1996 (Registration No. 333-3110).

2.       Per Share Data

         The per share data included in the statement of operations has been computed in accordance with Accounting Principles Board Number 15 ("Earnings Per Share"). Historic per share data has been computed on the basis of the loss for the period divided by the historic Weighted average number of shares of common stock outstanding. The historic weighted average number of shares outstanding excludes the number of common shares issuable upon the exercise of outstanding stock options and Series A Convertible Preferred Stock, since such inclusion would be anti-dilutive.

         The per share data shown below, has been computed in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 64 ("SAB 64"). SAB 64 requires that the historic weighted average number of shares of common stock outstanding during the year be increased for certain shares or stock options, including shares of Series A Convertible Preferred Stock, issued within one year or in contemplation of the Company's filing of its registration statement, and that such shares be treated as if outstanding for all periods presented. Accordingly, the historic weighted average number of shares outstanding for the six months ended June 30, 1996 (unaudited) has been increased by 1,007,621 shares for the application of SAB 64. Such shares include 154,121 shares of common stock issued in March 1996; 253,500 stock options issued in July, September and November 1995, and March 1996, and 600,000 shares of Series A Convertible Preferred Stock issued in July and August, 1995. Furthermore, the historic weighted average number of shares outstanding for the six months ended June 30, 1996 (unaudited) has been increased by 853,500 shares for the application of SAB 64. Such shares include 253,500 stock options issued in July, September and November 1995 and March, 1996 and 600,000 shares of Series A Convertible Preferred Stock issued in July and August, 1995.

                                                                                 Three Months           Six Months
                                                                                    Ended                 Ended
                                                                                 June 30, 1996         June 30, 1996
                                                                                 --------------        -------------
         SAB #64 per share data:
           SAB #64 weighted average number of common shares outstanding........    3,258,500              3,258,500
                                                                                   =========              =========
           SAB #64 net loss per share                                                ($.27)                 ($.44)
                                                                                   =========              =========

3.       Common and Preferred Stock

         As of April 30, 1996, the board of directors unanimously approved and the Company's stockholders authorized by the written consent of the holders of 2,213,333 of the 2,530,000 then outstanding shares of Common Stock and 600,000 of the then outstanding 600,000 shares of Preferred Stock the increase in the shares of common stock to 20,000,000 common shares, par value $.01 per share. The related Amendment to the Company's Articles of Incorporation was filed May 3, 1996. Upon completion of an Initial Public Offering (" IPO") of the Company's securities in July 1996, all 600,000 shares of the Company's outstanding Series A Preferred Stock were automatically converted into 600,000 shares of Common Stock. The Company is also authorized to issue 1,000,000 additional shares of Preferred Stock, which may have such preferences and rights as the board of directors may designate.

4.       Subsequent Events

         In July 1996, the Company completed an IPO in which it sold 2,300,000 common shares and 2,530,000 Redeemable Common Stock Purchase Warrants (the "Warrants") to purchase an additional 2,530,000 common shares. The Warrants are exercisable at $5.50 per share commencing on July 3, 1997. The Company received net proceeds of approximately $9,613,000 from the IPO. On July 9, 1996 the Company repaid from the proceeds of the IPO outstanding Bridge Notes in the aggregate principal amount of $2,000,000 and related accrued interest. The Bridge Notes were issued in connection with the private placement in March 1996.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

         Since its inception in July 1995, the Company, a development stage company, has been engaged primarily in directing, supervising and coordinating the activities of Rave Engineering Corp. ("Rave") pursuant to an exclusive world-wide licensing agreement (the "License Agreement") and development agreement (the "Development Agreement") and the Company's outside consultants in the continuing development of its products and related technology, the recruitment of key management and technical personnel, including such outside consultants, the preparation of patent applications with respect to certain of its Initial Products and technology and raising capital to fund its operations. The Company has produced and tested fully operational working prototypes of the Analog Video Processor ("AVP"), a video enhancement device based on analog wave mapping, the Magic Card, a digitally based video enhancement device, and the NUWave Dual TBC, a time base corrector used for video editing, (collectively, the "Initial Products"). It has produced and tested initial prototypes of the NUWave Ministudio (a video editing system). Additional features have recently been identified which enhance the performance of the AVP. These enhancements are currently being incorporated into the AVP which the Company is endeavoring to introduce in the form of an "ASIC" chip (Application Specific Integrated Circuit) late in the fourth quarter of 1996, although such enhancements may delay such introduction into 1997. The Company has not licensed or sold any of its products or technologies. In July 1996, the Company completed an IPO in which it sold 2,300,000 shares of common stock and 2,530,000 warrants to purchase an additional 2,530,000 shares of common stock. In return for the sale of such stock and warrants, the Company received net proceeds of approximately $9,613,000. The Company intends to use the proceeds of the IPO to continue to develop its Initial Products as outlined above and (in the event the Company is able to successfully complete certain additional research and development, prototypes and product testing relating thereto) to commence the commercialization of its products.

         As of June 30, 1996, the Company had a deficit accumulated during the development stage of $2,340,362, which includes the net loss for the six months ended June 30, 1996 of $1,429,771. Additional losses have been incurred since such date. The Company will continue to have a high level of operating expenses and will be required to make significant expenditures in connection with its research and development activities and the production and marketing of its proposed products and technologies. Although the Company anticipates deriving some revenue from the sale of its AVP and Magic Card within the next 12 months, no assurance can be given that these products will be successfully brought to market or even completely developed and tested for commercial use during such period, and the Company has projected its expenses based on the assumption that it will receive no revenues from the sale of its products during the next 12 months. Even if revenues are produced from the sale of such Initial Products, the Company expects to continue to incur substantial losses for at least the next 12 months. See "Liquidity and Capital Resources."

Research and Development

         From July 17, 1995 through June 30, 1996, the Company spent approximately $1,132,699 on research and development, of which approximately 78% was paid to Rave pursuant to the Development Agreement. During the next 12 months, the Company intends to spend approximately $2,704,000 of the estimated net proceeds from the IPO on research and development. Of that amount the Company estimates that at least 40% will be paid to Rave pursuant to the Development Agreement, 38% will be spent on software development, ASIC chip development, and production engineering undertaken by third parties, and the balance will be spent on internal research and development. In the event the Company is able to generate revenues from sales of its Initial Products during such 12-month period, it anticipates it will increase its expenditures on research and development.

         Research and development activity with respect to the Company's Initial Products was carried out by Rave prior to July 21, 1995, the date upon which the Company and Rave entered into the License Agreement and the Development Agreement. Pursuant to the Development Agreement, the Company has retained Rave to continue the development of the Initial Products by utilizing Rave's proprietary Analog Video Wave mapping techniques and processes through which Analog Video Waves may, among other things, be digitized, compressed, transmitted, manipulated and processed. Rave, pursuant to the Development Agreement, has provided to the Company development plans outlining costs, schedules and timetables for development of working prototypes of products described in such development plans.

         In addition to utilizing the services of Rave pursuant to the terms of the Development Agreement, the Company has utilized the services of third party contractors in connection with its research and development activities. The Company intends to continue to use outside consultants to assure exposure to new ideas and technology and its own in house personnel to direct, supervise and coordinate the efforts of Rave and its outside consultants.

Marketing and Distribution

         Achieving significant market acceptance and commercialization of the Company's Initial Products will require substantial marketing efforts and the expenditure of significant funds to establish market awareness of the Company and the Initial Products. The Company anticipates spending $426,000 over the 12 months following the IPO to develop and implement a formal advertising program. The Company initially intends to market the Initial Products to manufacturers of televisions, multimedia computers and teleconferencing equipment as well as broadcasting and video production professionals. It also may license to third parties the rights to manufacture the products, either through direct licensing, OEM arrangements or otherwise.

         The Company does not currently have a sales force to implement the sale and/or licensing of its products or related technology. The Company intends to rely principally on national sales representative organizations to represent its products. However, the Company has determined that it will need to employ an internal sales staff of at least four people by December 31, 1996.

Manufacturing

         The Company does not contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed AVP ASIC Chip, Magic Card ASIC chip set, and related retail products, and its NUWave Dual TBC, and NUWave Ministudio.

Employees

         The Company currently has three employees and, depending on its level of business activity, expects to hire additional employees in the next 12 months, including marketing and sales, manufacturing and technical personnel, and has allocated $1,116,000 of the estimated net proceeds of the IPO for the recruitment and related payroll expenses for approximately 30 additional employees over the next 12-month period.

Liquidity and Capital Resources

         From its inception through completion of its IPO, the Company has relied for all of its funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of its debt and equity securities (the "Private Financings"). In July 1996, the company completed an IPO in which it sold 2,300,000 common shares and 2,530,000 Redeemable Common Stock Purchase Warrants to purchase an additional 2,530,000. The Company received net proceeds of approximately $9,613,000 from the IPO. The Company used $2,070,000 of the net proceeds of the IPO described above to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings.

         Pursuant to the terms of the License Agreement and the Development Agreement, the Company must pay Rave minimum aggregate royalties and development fees of $65,000 per month for the term of the License Agreement commencing in March 1996. The License Agreement also provides for additional payments of $60,000 per year to be made to Rave on a quarterly basis on account of consulting services to be rendered to the Company. The Development Agreement also provides for Rave to receive additional payments aggregating $850,000 to purchase or lease equipment for use in developing the Licensed Products and Technology. The payments are to be made in monthly installments of $23,611 commencing upon the submission of appropriate development schedules to the Company, but not before March 1996, with a lump sum payment of $283,336 due at the end of the 24-month period. The Company expects such payments to commence during the second half of 1996.

         Pursuant to the terms of an agency agreement with Prime Technology, Inc. ("Prime") dated July 21, 1995 (the "Agency Agreement"), Prime will receive 35% of net sublicensing fees received by the Company with respect to the first $50,000,000 of aggregate net sales made by the Company's sublicensees, after subtracting the payments to Rave and licensing expenses, and thereafter 45%. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 is payable regardless of the receipt of sublicense fees in installments of $15,000 per month which began January 1, 1996 and installments of $40,000 per month after the completion of the IPO, (ii) $400,000 is payable out of the Company's first sublicensing royalties, if any, and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000.

         The Company intends to use the net proceeds of the IPO to pay its obligations of approximately $1,081,000 and $325,000, respectively, to Rave under the License Agreement and Development Agreement and to Prime under the Agency Agreement during the 12 month period ending June 30, 1996.

         The Company's plan of operation over the 12 months focuses primarily on the continued design, development and patent protection of its proposed products and in particular, the production of prototypes, testing and the marketing and/or licensing of the AVP and Magic Card. The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that the proceeds of the IPO will be sufficient to satisfy the contemplated cash requirements of the Company for at least 12 months. In the event that the Company's plans change or its assumptions prove to be inaccurate or the proceeds of the IPO prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Depending upon the Company's progress in the development of its products and technology, their acceptance by third parties, and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital, possibly within the next 12 months. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of its AVP and Magic Card, it may require resources substantially greater than the proceeds of the IPO or than are otherwise available to the Company. In such event the Company may be required to raise additional capital. The Company has no current arrangements with respect to, or sources of, any such capital, and there can be no assurance that such additional capital will be available to the Company when needed, on commercially reasonable terms or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy, to postpone or cancel the development of certain of its proposed products, or to otherwise significantly curtail or cease its operations. Additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

         The Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as the level of competition and the ability of the Company to successfully market its products and technology and to effectively monitor and control its costs. There can be no assurance that the Company will be able to successfully implement a marketing strategy, generate significant revenues or ever achieve profitable operations. In addition, because the Company has had only limited operations to date, there can be no assurance that its estimates will prove to be accurate or that unforeseen events will not occur.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         See Notes 2 and 3 of "Notes to Condensed Financial Statements" included in Part I of this report.

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         See Note 2 of "Notes to Condensed Financial Statements" included in
         Part I of this report.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)        Exhibits
                    11.01 Historic computation of Earnings Per Share (Loss) Under APB #15
                    11.02    Computation of Earnings (Loss) Per Share Under
                             SAB #64
                    27.      Financial Data Schedule

         (b)        Reports of Form 8-K

                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on August 19, 1996.

                           NUWAVE TECHNOLOGIES, INC.
                                    (Registrant)


DATE:  August 19, 1996     By: /s/ Gerald Zarin
                               ----------------
                               Gerald Zarin
                               Chief Executive Officer and Chairman of the Board


DATE:  August 19, 1996     By: /s/ Jeremiah F. O'Brien
                               -----------------------
                               Jeremiah F. O'Brien
                               Vice President, Chief Financial Officer
                               (Principal Financial Officer)