Form 10QSB/A
period 1996-06-30
NUWAVE TECHNOLOGIES INC
filed 1996-08-20
CIK 1009802

       As filed with Securities and Exchange Commission on August 20, 1996


================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
(Mark one)

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         See Notes 3 and 4 of "Notes to Condensed Financial Statements" included in Part I of this report.

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         See Note 3 of "Notes to Condensed Financial Statements" included in
         Part I of this report.

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