Form 10QSB
period 1996-09-30
NUWAVE TECHNOLOGIES INC
filed 1996-11-15
CIK 1009802

As filed with Securities and Exchange Commission on November 14, 1996
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-QSB
(Mark one)
     [x]            Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

     [ ]         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the transition period from                 to

             Commission file number          0-28606

                        NUWAVE TECHNOLOGIES, INC.
   (Exact name of small business issuer as specified in its charter)

               Delaware                        22-3387630
   (State or other jurisdiction             (I.R.S.Employer Identification
       of incorporation or                                No.)
            organization)


One Passaic Avenue,
Fairfield, New Jersey                             07004
(Address of principal                           (Zip Code)
executive offices)

     Issuer's telephone number, including area code:(201)882-8810

 Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.                        Yes [  ]  No [x]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                                            Yes [  ]  No [  ]


    APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,325,000

Transitional Small Business Disclosure Format: Yes [ ]No [x]

                      NUWAVE TECHNOLOGIES, INC.

                               INDEX

PART I - FINANCIAL INFORMATION

       ITEM 1. CONDENSED FINANCIAL STATEMENTS

               Balance Sheets - December 31, 1995 and September
               30, 1996 (unaudited)                                   P. 3

               Statements of Operations - For the three and nine
               month periods ended September 30,1996 (unaudited)
               and for the periods July 17, 1995 (inception) to
               September 30, 1995 (unaudited) and July 17, 1995
               (inception) to September 30, 1996 (unaudited)          P. 5

               Statements of Stockholders' Equity for the Period
               from July 17,1995 (inception) to December 31,1995
               and for the nine months ended September 30,1996
               (unaudited)                                            P. 6

           Statements of Cash Flows - For the three and nine
           month periods ended September 30, 1996 (unaudited)
           and for the periods July 17, 1995 (inception) to
           September 30, 1995 (unaudited) and July 17, 1995
           (inception) to September 30, 1996  (unaudited)             P. 8

           Notes to Condensed Financial Statements                   P. 10

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                 P. 11

PART II - OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS                                   P. 15

       ITEM 2.   CHANGES IN SECURITIES                               P. 15

       ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                     P. 15

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS                                             P. 15

       ITEM 5.   OTHER INFORMATION                                   P. 15

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    P. 15

SIGNATURES                                                           P. 16

                       NUWAVE TECHNOLOGIES, INC.
                   (A Development Stage Enterprise)
                           Balance Sheets


                              ASSETS:

                                        December 31,            September 30,
                                           1995                      1996

                                                                 (unaudited)
Current assets:
        Cash and Cash Equivalents        $   372,800              $ 7,023,219

        Prepaid Expenses and other
        current assets                        21,691                  189,331

        Total current assets                 394,491                7,212,550

Property and Equipment                         7,737                   55,436

Other assets, including deferred
financing costs of $20,100 at
December 31, 1995                             24,100                    4,000

                Total assets              $  426,328              $ 7,271,986

                LIABILITIES AND STOCKHOLDERS' EQUITY :

Current Liabilities:

        Accounts payable and accrued
        liabilities                      $    99,044               $   23,953

               Total current liabilities      99,044                   23,953

Long-term debt                               250,675

               Total liabilities             349,719                   23,953

Commitments and contingencies

Stockholders' equity :

       Preferred Stock, $.01 par value;
       authorized 2,000,000 shares:

          Series A Convertible Preferred
          Stock, noncumulative, $.01 par
          value; authorized 1,000,000
          shares; issued and outstanding
          600,000 shares as of December 31,
          1995 ($900,000 liquidation
          preference as of December 31,1995)   6,000

      Common stock, $.01 par value;
      authorized 8,000,000 shares as
      of December 31, 1995, and 20,000,000
      shares as of September, 30, 1996
      (see Note 3 of "Notes to Condensed
      Financial Statements"); issued and
      outstanding 2,005,000 shares and
      5,325,000 shares as of December 31,
      1995 and September 30, 1996,
      respectively                            20,050                   53,250

Additional paid-in capital                   999,550               11,256,778

Deferred equity costs                        (38,400)

Deficit accumulated during the
development stage                           (910,591)              (4,061,995)

      Total stockholders' equity              76,609                7,248,033

      Total liabilities and stockholders'
      equity                                $426,328               $7,271,986


            The  accompanying notes are an integral part of the
                     condensed financial statements.

                           NUWAVE TECHNOLOGIES, INC.
                       (A Development Stage Enterprise)
                          Statements of Operations
                                                                                                      Cumulative from
                                              July 17, 1995           Three            Nine            July 17, 1995
                                               (inception)            Months          Months           (inception)
                                                    to                Ended           Ended                to
                                               September 30,       September 30,     September 30,      September 30
                                                   1995                1996             1996                1996
                                                (unaudited)         (unaudited)       (unaudited)        (unaudited)

Operating expenses:

Research and development expenses                 $(206,895)          $(475,634)      $(1,117,211)       $(1,608,333)

General and administrative expenses                (245,099)           (456,227)         (951,667)        (1,369,331)

                                                   (451,994)           (931,861)       (2,068,878)        (2,977,664)

            Loss from operations                   (451,994)           (931,861)       (2,068,878)        (2,977,664)

Other income (expense)

Interest income                                       2,069              82,190            91,502             95,372

Interest expense                                                        (23,802)         (325,868)          (331,543)

Total other income (expense)                          2,069              58,388          (234,366)          (236,171)

Net loss before extraordinary item                 (449,925)           (873,473)       (2,303,244)        (3,213,835)

         Extraordinary item                                            (848,160)         (848,160)          (848,160)

                                  Net loss        $(449,925)        $(1,721,633)      $(3,151,404)       $(4,061,995)

Loss per share:
     Weighted average number
     of common shares
     outstanding                                  1,935,000           5,212,609         3,248,956

     Net loss per share before
     extraordinary item                             $(0.23)             $(0.17)           $(0.70)

     Net loss per share on
     extraordinary item                                                 $(0.16)           $(0.26)

           Net loss per share                       $(0.23)             $(0.33)           $(0.96)

The accompanying notes are an integral part of the condensed financial statements.