Form 10KSB40
period 1996-12-31
NUWAVE TECHNOLOGIES INC
filed 1997-03-31
CIK 1009802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                               ------------------
                                   (MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                         Commission file number 0-28606

                            NUWAVE TECHNOLOGIES, INC.
                 (name of small business issuer in its charter)

           DELAWARE                                     22-3387630
 (State or other jurisdiction                        (IRS Employer
 of incorporation or organization)                  Identification No.)

                               ONE PASSAIC AVENUE
                           FAIRFIELD, NEW JERSEY 07004
               (Address of principal executive offices)(Zip Code)

                                 (201) 882-8810
                (Issuer's telephone number, including area code)

                              ---------------------

                  Securities registered under to Section 12(b)
                              of the Exchange Act:

                                      NONE

                    Securities registered under Section 12(g)
                              of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

State issuer's revenues for its most recent fiscal year:  $0.00

Aggregate market value of the voting stock held by non-affiliates based on the last sale price for such stock at March 7, 1997: $24,599,759

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 7, 1997: 5,325,000

                       DOCUMENTS INCORPORATED BY REFERENCE

              The Company's definitive Proxy Statement for its 1997
               Annual Meeting of Shareholders which will be filed
             pursuant to Regulation 14A not later than April 30,1997
                is incorporated by reference in Part III hereof.


Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                            NUWAVE TECHNOLOGIES, INC.
                                   FORM 10-KSB
                                      INDEX



GLOSSARY................................................................................................iv


PART I...................................................................................................1

   ITEM 1.  BUSINESS.....................................................................................1
   ITEM 2.  PROPERTY....................................................................................16
   ITEM 3.  LEGAL PROCEEDINGS...........................................................................17
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................17

PART II.................................................................................................17

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER ................................
                       MATTERS..........................................................................17
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...................................18
   ITEM 7.  FINANCIAL STATEMENTS........................................................................33
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                       AND FINANCIAL DISCLOSURE.........................................................33

PART III................................................................................................33

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................................33
   ITEM 10  EXECUTIVE COMPENSATION......................................................................34
   ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT......................................................................34
   ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................35
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................................................35

SIGNATURES..............................................................................................40


                                    GLOSSARY

A/B Roll Editing. The ability to access two or more playback tape machines simultaneously and combine the video signals in the process of Video Production.

Analog Light Waves. A spectrum (band) of electro magnetic waves of different frequencies in which each frequency represents a specific color.

Analog Video Waves. Electric currents that represent corresponding light waves in an electrical circuit.

ASIC. An Application Specific Integrated Circuit. ASICs are produced in the form of a silicon wafer (a "chip") containing electrical circuits through which information in the form of electric signals flows and is processed. ASICs are generally produced in large quantities by highly automated equipment.

Compression. The process of reducing actual data transmitted or stored through the removal of data, with the objective that enough of the data removed will be retrieved during expansion by interpolation or other processing methods that attempt to recreate such data in order to create an acceptable image.

Digital Process. The process by which information is broken down into discrete binary bits and thereafter manipulated and transmitted.

FPS. Frames Per Second. The rate at which video frames are presented. In standard broadcast television, frames are presented at 30 fps.

Frame Extrapolation Process. Process by which one or more Virtual Frames are produced by comparing two real frames and inferring location and other information in the Virtual Frame by manipulating the compared data. The Virtual Frame is then inserted in the video to create a smooth motion.

Frame Synchronization. The presentation of two or more video frames of the same duration at the same time, from different sources, usually for purposes of mixing or otherwise manipulating them in the course of a video production.

Initial Products. The principal products currently being developed by the Company, i.e., the AVP, the Magic Card, the NUWAVE Dual TBC and the NUWAVE Ministudio.

Interlaced Scanning. The presentation of video information in the form of alternate horizontal lines in two separate fields representing one composite frame. The NTSC and PAL standards are based on Interlaced Scanning.

Morphing. The application of a Frame Extrapolation Process to different images, in which several Virtual Frames provide a smooth transition from one image to the other.

Multimedia Computer. A computer that combines computing ability with the ability to produce sound and process video from traditional sources attached to the computer.

Noise. Salt and pepper patterns appearing at random in video presentations usually caused by deterioration of the signal in data transmission, data compression or decompression.

Non-Linear Editing. Editing by means of random instantaneous access to video source material that is stored as discrete segments.

NTSC or PAL. National Television Standard Codes or Phase Alternate Lines, used in virtually all broadcast television in North America and Europe, respectively, based on interlaced scanning of alternating horizontal lines (525 in the case of NTSC and 625 in the case of PAL). In these systems, two separate fields are presented on an alternating basis, each at the rate of 30 fps.

OEM. Original Equipment Manufacturer. A manufacturer who includes components such as the AVP or the Magic Card in a final product that such manufacturer markets under its own label.

PCB. A printed circuit board. Generally a multi-layered board comprised of several layers of insulating material (usually fiberglass) on which copper traces (copper lines capable of carrying electric current) have been imprinted.

Real Time.  Transmission of data as an event occurs.

Satellite Distribution System. A system based on the transmission of information from a point of origination to a orbiting satellite relay station, from which such information may be retransmitted directly over a large area to discrete receivers.

Settop Box. A device providing for the conversion and/or distribution of video signals interposed between individual items of video equipment, such as between a television and an arcade game, a personal computer and/or a satellite broadcast receiver.

TBC. Time Base Corrector. A device attached to a video source that corrects to a known timing source distortions in the rate each frame containing video information is presented and presents a consistent timed signal and frame synchronization. TBCs are an essential component in sophisticated video production processes in which multi video sources are manipulated, combined and otherwise processed.

VGA. Video Graphics Array. The typical form in which video is encoded in a computer for processing or display on a computer monitor. A VGA display is based on individual
                                       v

"pixels" making up a computer screen. VGA must be converted into broadcast signals that are displayed in compliance with NTSC or PAL standards.

Video Production. The process by which individual video source material is collected , created, combined, edited and recorded.

Virtual Frame. An artificial frame produced by a Frame Extrapolation Process.

                                     PART I

ITEM 1.  BUSINESS

     NUWAVE Technologies, Inc. (the "Company"), a development stage enterprise organized in July 1995, was formed to develop, manufacture and market products which improve picture quality in set-top boxes, televisions, VCRs, camcorders and other video devices by enhancing and manipulating video signals, and facilitate the production of sophisticated consumer and professional videos. The television, telecommunications and computer markets are converging and, in the process, redefining the way their constituencies interact. The Company believes that video display is the common denominator of that interaction, and that the products it has developed and is developing will allow it to participate in the growth of the converging market.

     In July 1996 the Company completed an initial public offering of its common stock and warrants (the "IPO") from which it received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in connection with a previous financing. At that time, the Company had produced fully operational prototypes of (1) an analog video processor which significantly enhances video picture quality (the "AVP"), (2) another video enhancement device which combined the AVP with digitally based frame extrapolation video noise reduction circuits for use in NTSC or PAL standard devices (the "Magic Card"), and (3) a time base corrector providing for analog to digital conversion and the synchronization of up to 3 video sources (the "NUWAVE Dual TBC"). The Company also had produced an initial prototype of a video editing "studio" mounted on PCBs (the "NUWAVE Ministudio") and was in the process of developing additional software to provide necessary memory functions for its operations. The AVP, the Magic Card, the NUWAVE Dual TBC and the NUWAVE Ministudio are called the "Initial Products."

     During the last six months of 1996, the Company, using its Advanced Engineering Group (as described below), significantly enhanced the performance of the original AVP to create the "NUWAVE Video Processor." The Advanced Engineering Group also developed a separate proprietary software product ("Softsets") which provides end users and manufacturers who use the NUWAVE Video Processor in their products with an option to manipulate the attributes of video images to their own taste or standards. For example, the manufacturer of a set-top box who includes the NUWAVE Video Processor and Softsets in its product could offer viewers the ability to select predetermined optimum video parameters for "Sports," "Movies," "Drama" or other predesignated programming from their remote control ("Active Softsets"). Additionally, program providers or other transmitters can encode their signal so that a receiving device containing the NUWAVE Softsets and enhanced NUWAVE Video Processor will automatically adjust its video parameters to a predetermined value when the signal is received ("Passive Softsets"). The encoded signal can also be included in the actual programming.

     In late January 1997 the Company began marketing the NUWAVE Video Processor as the "NUWAVE Video Processor" and the "Crystal Wave Video(TM)" circuit, and the Active and/or Passive Softsets as "Crystal Wave Softsets" through comprehensive sales presentations to prospective customers. Although the Company is unable to predict whether its marketing efforts will be successful, it believes, based on its initial presentations, that the products have been well received, and several potential customers have indicated their desire to continue discussions.

     Based on initial conversations with prospective customers during September and October, 1996, and the development of the Softsets, the Company modified its plans with respect to pre-order production of the NUWAVE Video Processor in the form of a semi-conductor ASIC chip. The Company now expects to produce the ASIC chips in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying them in anticipation of the requirements of its potential customers.

     The Company has concluded commercial development of the first version of its NUWAVE Dual Time Base Corrector which provides analog-to-digital conversion and the synchronization of up to three video sources. It is completing commercial development of a TBC chip (module) which is being used in a desk top TBC which synchronizes two video sources and operates independently of a host computer. It is also finalizing development of a TBC which will synchronize up to 5 video sources utilizing four of such modules. Both products are derivatives of the NUWAVE Dual Time Base Corrector. It anticipates introducing these products to the market in 1997.

     During the last quarter of 1996 and early 1997, the Company, through its Advanced Engineering Group and Rave Engineering Corporation ("Rave"), substantially redesigned the "NUWAVE Ministudio," significantly improving its performance characteristics and flexibility. The Company has tested working prototypes of the newly designed NUWAVE Ministudio mounted on PCBs. Before marketing the product, the Company intends to reconstitute several of the constituent circuits into one or more ASICs which will then be mounted on a PCB with other constituent chips to create the final product. The Company anticipates that this process, and the attendant refining and modifications inherent in taking a product from working prototype to one which can be marketed in final form, will take approximately 6 months.

     The Company originally anticipated devoting significant resources to the final commercial development of its Magic Card (which combines the analog based NUWAVE Video Processor with digitally based enhancements) with a goal of introducing it to the market in the second half of 1997. However, with the introduction and apparent favorable reception of the NUWAVE Video Processor and the Softsets in January and February, the Company has determined to devote substantially all of the personnel and economic resources it would have devoted to the Magic Card to the marketing of the NUWAVE Video Processor and the Softsets. The Company believes this will give it the opportunity to further refine the Magic Card based on its experience with the NUWAVE Video

Processor and market reaction. Because the final commercial development of the Magic Card will be based in large part on the Company's experience in marketing the NUWAVE Video Processor, the Company cannot predict when, if at all, it will finalize commercial development of the product or commence marketing it.

     Substantially all of the technology on which the Company's Initial Products were based was originated by Rave prior to the Company's organization. The technology is licensed to the Company by Rave pursuant to an exclusive License Agreement between the Company and Rave dated July 21, 1995 (the "License Agreement"). The Company also has entered into a Development Agreement dated July 21, 1995 (the "Development Agreement") with Rave and has relied significantly on Rave in the development of the AVP, the NUWAVE Dual TBC and the NUWAVE Ministudio. See Item 6, "Management's Discussion and Analysis" for a discussion of the terms of the License Agreement and the Development Agreement. The Company anticipates that Rave's role in the development of the Initial Products will be substantially completed in the first half of 1997, and the Company and Rave have agreed that Rave will thereafter be responsible for the development of additional products pursuant to the Development Agreement.

         In March 1997 the Company agreed with Rave to exclude from the License Agreement certain video transmission technology which Rave may develop for application in the video game industry (the "Video Game Technology"). In return, Rave agreed to pay the Company 2.5% of net sales of products using the Video Game Technology and 25% of any fees it receives from licensing such technology. The Video Game Technology is not used in any of the Company's current products, and the Company had no current plans to develop it. As a result, the Company determined that it was more likely that it would derive economic benefit from the technology if its development and commercialization was undertaken by another party. The Company continues to hold the rights to the technology outside the video game industry under the License Agreement.

     The Company has established an Advanced Engineering Group made up of its own employees and third party consultants who work with the Company on a project by project basis. The Advanced Engineering Group operates under the direction of the Vice President-Marketing/Technical Development to support the continuing development of its products and related technology, and the identification of additional sources of new technology. The Company has used its Advanced Engineering Group to develop a significant amount of the software included in each of its products and to reconfigure certain circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group also developed the Softsets for the NUWAVE Video Processor and certain of the enhancements to it. The Company intends to use the Advanced Engineering Group to finish the commercialization process with respect to the additional NUWAVE TBC products described above, and the NUWAVE Ministudio.

     The Company is a development stage enterprise. It has had only a limited operating history and has not sold any of its products to date. Since its inception in July 1995, the Company has been engaged primarily in raising funds, directing, supervising and coordinating Rave and its Advanced Engineering Group in the continuing development of the NUWAVE Video Processor, the Softsets, the NUWAVE Dual Time Base Corrector, the NUWAVE Ministudio and the Magic Card, pre-marketing and more recently the commencement of a comprehensive program for marketing the NUWAVE Video Processor and the recruitment of management and technical personnel, including members of the Advanced Engineering Group.

     The Company's prospects must be considered in light of the risks associated with the establishment of a new business in the evolving electronic video industry, as well as further risks encountered in the shift from development to commercialization of new products based on innovative technology. There can be no assurance that the Company will be able to generate revenues or achieve profitable operations. See "Financial Statements" and "Management's Discussion and Analysis."

HISTORY

         The Company was conceived of by Mr. Ernest Chu in June 1994 when he met with Mr. Ted Wong, the President of Prime Technology, Inc. ("Prime") as a result of an introduction by employees of a high-technology company for which Mr. Chu was then rendering consulting services in his individual capacity. At that time, Prime was the exclusive licensee of Rave's technology. Mr. Chu believed that the technology had the potential to be commercialized on a mass basis for use in the video broadcast industry. In the Fall of 1994, Mr. Chu and Mr. Wong determined that the Rave technology could be most effectively exploited if a new company were organized to license the technology and related products and directly commercialize and manufacture them, rather than relying on sublicensing. They agreed that Prime and Mr. Chu would directly participate in the equity of the new entity, and Rave would participate through its approximately 20% equity ownership in Prime and through royalty and development payments from the new company. Prime would continue to be responsible for sublicensing through an agency agreement with the new company. The parties recognized the need for an experienced president to operate the new company and to commercialize the products, and began negotiations with Mr. Gerald Zarin, whom Mr. Wong had recently met, to accept that position and participate in the Company's equity.

         Negotiations commenced in December 1994 and continued among Mr. Zarin, Mr. Chu, Mr. Wong on behalf of Prime and Mr. Randy Burnworth on behalf of Rave through early July 1995. As a result of these negotiations, the Company was organized in July 1995, at which time Prime terminated its exclusive license arrangement with Rave, and the Company entered into the License Agreement. In addition, Rave agreed to continue the development of the technology and the Initial Products pursuant to the Development Agreement and Prime became the Company's exclusive agent to sublicense the technology-related products to third parties (subject in all cases to the Company's approval) under the terms of the Agency Agreement. See Item 6, "Management's Discussion and Analysis" for a description of the Agency Agreement. Mr. Zarin became the Company's President and Mr. Chu became the Chairman of its Board of Directors and acting Chief Financial Officer. Mr. Wong also became a director of the Company. The Company also entered into a consulting agreement with Corporate Builders, L.P., a limited partnership controlled by Mr. Chu.

         In connection with their organizational activities, Messrs. Chu, Wong, Burnworth and Zarin, as well as Rave and Prime, acted as "Promoters" of the Company within the meaning of the regulations promulgated by the Commission pursuant to the provisions of the Securities Act of 1933 (the "Act").

         Mr. Wong, a former director of the Company, is a director and an approximate 16% shareholder in Prime. Mr. Wong is also the President and Chief Executive Officer of Prime. Mr. David Kwong, a director of the Company, is a director and approximate 22% shareholder of Prime. Mr. Kwong is also a Vice President of Prime. Rave is an approximate 22% shareholder of Prime, and Mr. Burnworth is a director of Prime. Mr. Burnworth is not a shareholder or officer of Rave; however, he is the primary source of Rave's technology and provides the direct supervision with respect to all of the development performed by Rave. Substantially all of the stock of Rave is owned by members of Mr. Burnworth's immediate family. No officer or director of the Company, except for Mr. Kwong, has any ownership interest in, or serves as a director or officer of, Prime. No officer or director of the Company has any ownership interest in, or serves as a director or officer of, Rave.

         Rave's principal activities are providing services for the Company pursuant to the Development Agreement. The Development Agreement provides that all results of development, including unrelated developments, belong to the Company, and that Rave will not undertake any development activities for third parties without the consent of the Company. Rave and the Company are discussing possible collaboration with a third party pursuant to which Rave would undertake development activities for such third party of medical devices, some of which might incorporate the Company's licensed technology, but no agreements have been reached with respect to such development activities or arrangements made with the Company with respect to the use of such licensed technology. Rave has not sought the Company's consent with respect to any other third party development activities and is not providing development activities for any third parties. Prime was organized in 1993 and, at that time, substantially all of its activities related to proposed licensing of Rave's products and technology and the organization of the Company. The exclusive licensing arrangement between Rave and Prime relating to the technology used by the Company was terminated in July 1995.

BACKGROUND--VIDEO IMAGES

         The human eye perceives all images as a result of its ability to recognize light. Light travels as continuous electromagnetic waves ("Analog Light Waves") that are either emitted by the object being observed or reflected from it. Analog Light Waves vary in frequency and amplitude, and can be directly captured as images. For example, in photography, light waves strike film treated with certain chemicals and the energy from the light wave causes chemical reactions that change the translucency of the film. As a result, the image can be recreated by again passing light through the film. In computers, visual images can be stored and manipulated after Analog Light Waves have been broken down into smaller constituent parts expressed as digital signals. These digital signals are transmitted as bits and then reconstituted into Analog Light Waves visible to the human eye.

         Broadcast television technology is based on analog light wave transmissions. Analog Light Waves are captured by an electronic television camera and turned into usable electrical energy in the form of a lower frequency Analog Video Wave. That wave is transmitted to a receiver, where it is projected at the standard broadcast rate of 30 fps against a phosphorescent screen. The screen then emits Analog Light Waves, making the image visible to the human eye.

         Modern video telecommunications, such as satellite broadcasting and cable television, generally combine both analog and digital processes in order to capture and transmit images. For example, in digital satellite video telecommunication the image is digitized by a computer processor and then broadcast to a satellite. The digital information is received and rebroadcast by the satellite directly to a receiver, and then reconstituted into energy in the form of an analog wave and displayed at 30 fps to create a visible image.

         Band widths available for satellite video transmission are limited by the Federal Communications Commission ("FCC"). These limitations significantly restrict the amount of information that can be transmitted in any time interval and require most information to be transmitted in a compressed digitized format.

         Internet telecommunication is subject to greater limitations. All sites on the Internet are computers that process data on a digital basis linked by telephone lines. Information is typically transmitted over these lines from computers through modems. Currently, the fastest modems available for general use can transmit only a fraction of the digital information necessary to create real time images at 30 fps. Even if the speed of a modem was increased, the limitations of currently available personal computers for general use make it unlikely that a user would be able to retrieve and display data at a rate greater than 15 fps. One result is that real time teleconferences are generally accomplished by using special high speed modems and dedicated telephone lines rather than using the Internet. These telephone lines are usually provided by a national carrier having the equivalent band width of approximately 24 standard telephone lines, which is then able to transmit the video images at 30 fps. Charges for these dedicated lines are substantially the same as for standard line equivalents, making real time teleconferences expensive. The ability to use the Internet or otherwise use standard telephone lines for teleconferencing would substantially reduce costs of teleconferencing.

         Given the physical limitations of satellite, cable and telephone systems, and their increasing interactivity, ever more emphasis is being placed on compression technology as a means to allow more data to be transmitted in any time interval. Using a variety of techniques, portions of a digital description of an image are omitted in the transmission of information, and, by mathematical formula or inference, most of the omitted data is then replaced after reception. The result of this compression technology has been to increase the number of channels available for digital satellite broadcasting from 50 to 150, and to significantly improve the quality of images transmitted over the Internet. The Company believes that improvements in the amount of compression possible will continue. However, as the amount of compression increases, more data will likely be lost, and the quality of the image will deteriorate.

         Image information may be lost in the process of compression or distorted during recording, transmission or playback because of various factors, including signal interference or deterioration of original film quality and camera focus. Some of the problems from this loss or distortion of image information include lack of clarity, a "washed out" look and excessive or inadequate black level .

         One of the methods used to compress digitized video information for storage and transmission (other than television transmission) is to eliminate frames. A phenomenon causing analogous results occurs when the hard drive of a computer, or some other component, cannot retrieve or present data at sufficiently high fps. In either case, image movement is erratic and unrealistic. Regardless of whether the signal is compressed, the image may be subject to Noise.

THE COMPANY'S VIDEO ENHANCEMENT PRODUCTS

         THE NUWAVE VIDEO PROCESSOR AND SOFTSETS

         The NUWAVE Video Processor enhances fine details of an image and reduces distortions incurred in the course of transmitting the image, corrects the pure black content of images and adjusts perceived light on projected images. Fine detail enhancement is achieved by a proprietary circuit that analyzes the form of the analog waves at the point of origin or display, and processes the wave to significantly increase the clarity of the image.

         The NUWAVE Video Processor achieves "blackness" correction by establishing a "reference to true black" and adjusting the rest of the color spectrum to that reference, making a "washed out" image appear more vivid. Similar referencing currently is available only in expensive video display units, TV monitors, and projection systems; the NUWAVE Video Processor's proprietary circuits enable the process to be performed inexpensively on a PCB, ASIC or a small portion of a integrated circuit chip.

         The NUWAVE Video Processor also contains circuits that provide for the adjustment of light in images and brightness of the colors presented, similar to circuits traditionally included in televisions.

         The NUWAVE Video Processor can be used prior to further processing of the Analog Video Wave at the source of the video signal and/or at the other end of the process prior to the display of the video image. In the form of a chip, it can be included in a television set, video projector or in a video conference display or in the decoder or routing box that connects a typical television to a cable broadcasting company or a multichannel satellite provider. The NUWAVE Video Processor also can be included in any personal computer that has a capture board, a device enabling the computer to convert standard broadcast video signals into a digitized form. This enables the image to be enhanced prior to digitization.

         Through its Advanced Engineering Group, the Company has developed proprietary software ("Softsets") to control the functions of the NUWAVE Video Processor. The Softsets give both end users and manufacturers who use the NUWAVE Video Processor in their products the ability to manipulate the attributes of video images to their own taste or standards. For example, the manufacturer of a set-top box who includes the NUWAVE Video Processor and Softsets in its product could offer viewers the ability to select predetermined optimum video parameters for "Sports," "Movies" "Drama" or other predesignated programming from their remote control ("Active Softsets"). Additionally, program providers or other transmitters can encode their signal so that a receiving device containing the NUWAVE Softsets and enhanced NUWAVE Video Processor will automatically adjust its video parameters to a predetermined value when the signal is received ("Passive Softsets"). The encoded signal can also be included in the actual programming.

         In late January 1997, the Company began marketing the NUWAVE Video Processor as "NUWAVE Video Processor" and "Crystal Wave Video(TM)" circuit, and the Active and/or Passive Softsets as "Crystal Wave Video Softsets" through comprehensive sales presentations to prospective customers. Although the Company is unable to predict whether its marketing efforts will be successful, based upon its initial sales presentations, it believes that the products have been well received, and several potential customers have indicated their desire to continue discussions.

     Based on initial conversations with prospective customers during September and October, 1996, and the development of the Softsets, the Company modified its plans with respect to pre-order production of the NUWAVE Video Processor in the form of a semi-conductor chip (an Application Specific Integrated Circuit, or "ASIC"). The Company now expects to produce the ASIC chips in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying standard ASIC chips in anticipation of the requirements of its potential customers.

         THE MAGIC CARD

         The Magic Card combines the NUWAVE Video Processor, the Company's frame extrapolation system and the Company's noise reduction system.

         The Company has proprietary software and circuits which it has combined with readily available components on a PCB to replace missing frames (the "NUWAVE Frame Extrapolation System"). The NUWAVE Frame Extrapolation System can be used in any component in which digitized video information is processed in compliance with NTSC, PAL or similar systems. It automatically becomes operative when less than 30 fps are output. This system uses the digitized frames previously presented, which are stored in memory on the PCB and, on the basis of the differences, extrapolates information that is used to create a Virtual Frame. The Virtual Frame is then inserted as the next frame presented. All functions necessary for the extrapolation occur on the PCB, leaving the host computer's memory and operating systems free.

         The Company has combined proprietary software and low cost, readily available components to significantly reduce noise (the "NUWAVE Noise Reduction System") in devices using NTSC or PAL standards. These standards provide for interlaced scanning based on alternating horizontal lines. The NUWAVE Noise Reduction System takes advantage of this to replace the erroneous data prior to its presentation. The device uses the frames presented by the signal source for its references. All functions necessary for the process occur on the PCB.

         The Company has produced and tested fully operational prototypes of the Magic Card printed on a PCB. However, completing the commercial development process of the Magic Card will require significant expenditure of time and money. The Company originally anticipated final commercial development of its Magic Card to be completed in the first half of 1997 with a goal of introducing it to the market in the second half of 1997. However, with the introduction of the NUWAVE Video Processor and the Softsets in January and February, the Company has determined to devote substantially all of the personnel and economic resources it would have devoted to the Magic Card to the marketing of the NUWAVE Video Processor and the Softsets. The Company believes this will give it the opportunity to further refine the Magic Card based on its experience with the NUWAVE Video Processor and market reaction. Because the final commercial development of the Magic Card will be based in large part on the Company's experience in marketing the NUWAVE Video Processor, the Company cannot predict when, if at all, it will complete commercial development of the product or commence marketing it.

BACKGROUND--VIDEO PRODUCTION

         The development of faster, more affordable computers and more sophisticated methods of capturing and manipulating still and moving images have made available a wealth of video material, creating a demand for affordable ways to produce high content, high quality video programs for personal use and business applications. In order to meet this demand, it will be necessary to make available easy to use, affordable TBCs. All recordings play back at slightly varying speeds unless they contain a TBC. TBCs are devices which provide a consistent timed signal for each frame. This corrected signal allows the synchronous playback of video sources permitting images on each frame to be composited.

         For example, a videographer will capture an entire event by camcorder or video recorder. The videographer may want to show individuals using photographs; add background scenery; incorporate titles or art work into images; and present multiscreen images. In order to accomplish these tasks, it is necessary to make use of a morphing program to evolve faces from photograph to photograph, a "keyer" to effectively cut a hole in the video of the background and insert the images into it and bring titles and art work into the video, and finally a method of producing synchronous multiscreen images. The production process must combine multiple recordings.

THE COMPANY'S PROPOSED VIDEO PRODUCTION PRODUCTS

         The Company's proposed video production products will provide videographers with an easy, affordable system to create sophisticated video productions. While these products will have the features and capabilities needed for professional quality productions, they will be marketed at price points affordable by a wide range of amateurs. These products include a TBC that may be sold on a stand-alone basis. These components will be integrated with other components and software in a Ministudio being developed by the Company that will provide sophisticated video production capabilities including the ability to:

 o   Composite still and moving images from up to four sources simultaneously;

 o   Add special effects and artwork;

 o   Incorporate titles and captions;

 o   Present synchronous multiscreen images;

 o   Morph between successive images;

                   NUWAVE  TBCs

     The Company has developed a TBC (the "NUWAVE Dual TBC") which is based on a single PCB, includes proprietary circuitry and software and utilizes readily available parts to provide analog-to-digital conversion and memory functions. It provides for the synchronization of up to three video sources. Currently, one TBC must be dedicated to a video source connected to the editing site in order to achieve synchronization. The Company believes that these features will enable it to compete successfully with other manufacturers of TBCs on the basis of price and capability. The Company has produced and tested fully operational prototypes of the NUWAVE Dual TBC. In its initial commercial form, the Company intends to market the NUWAVE Dual TBC as ASICs mounted on a PBC. It also intends to integrate the NUWAVE Dual TBC into the NUWAVE Ministudio.

     The Company has concluded commercial development of the first version of its NUWAVE Dual Time Base Corrector which provides analog-to-digital conversion and the synchronization of up to three video sources. It also is completing commercial development of a TBC chip (module) which is being used in a desk top TBC which synchronizes two video sources and operates independently of a host computer and finalizing development of a TBC which will synchronize up to 5 video sources utilizing four of such modules. Both products are derivatives of the NUWAVE Dual Time Base Corrector. It anticipates introducing these products to the market in 1997.

NUWAVE MINISTUDIO

         In order to complete a final, edited video, a videographer may wish to: select desired footage; choose background music; create or select titles; confirm names; "morph" images; add animation; key primary images into a background, and composite multiple images. The Company is developing the NUWAVE Ministudio which it believes will be capable of providing all of the indicated functions necessary to produce professional quality videos with special effects.

         The NUWAVE Ministudio includes software, through which a host computer can identify video clips and store them in its hard drive. Thereafter, such clips will be available instantly for Nonlinear Editing. Its NUWAVE Ministudio can access video from an external source and from the host computer for A/B Roll Editing and will provide operating commands for the external sources. The Company also intends to include in its Ministudio third-party morphing software, editing software (which provides, among other things, edit decision lists), title generating software, animation software, other special effects software and machine control software. The NUWAVE Ministudio allows the videographer to perform discrete functions on all inputs simultaneously. The NUWAVE Video Processor is included in the NUWAVE Ministudio. At the time of the IPO, the Company had produced and tested initial prototypes of the NUWAVE Ministudio mounted on PCBs which were fully operational except for the ability to store and access video in the hard drive of the host computer.

     During the last quarter of 1996 and early 1997, the Company, through its Advanced Engineering Group and Rave, substantially redesigned the NUWAVE Ministudio, substantially improving its performance characteristics and flexibility. The redesigned Ministudio utilizes its video to VGA converter to synchronize the computer to the external source instead of the NUWAVE Dual TBC included in the original version. Although this means that the NUWAVE Ministudio, by itself, can only synchronize one external source, the use of the converter has substantially simplified the product's design. If justified by the market, the Company may package its TBCs with the Ministudio to provide synchronization of multiple sources.

         The Company has tested fully operational prototypes of the newly designed NUWAVE Ministudio mounted on PCBs. Before marketing the product, the Company intends to reconstitute several of the constituent circuits into one or more ASICs which will then be mounted on a PCB with other constituent chips to create the final product. The Company anticipates that commercial development process, and the attendant refining and modifications inherent in taking a product from working prototype to one which can be marketed in final form, will take approximately 6 months.

THE COMPANY'S OTHER POTENTIAL PRODUCTS

         Through its Development Agreement with Rave and other potential opportunities with other third parties, the Company is conducting investigation, research and development activities with respect to several other products relating to video telecommunications although none are material to the Company's present plan of operation. These activities may give rise to additional products which may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products which can be produced at commercially acceptable costs.

RESEARCH AND DEVELOPMENT

     Research and development activity with respect to the Company's Initial Products was carried out by Rave prior to July 21, 1995 when the Company and Rave entered into the License Agreement and the Development Agreement. Substantially all of the technology on which the Company's Initial Products were based was originated by Rave prior to the Company's organization. The technology is licensed to the Company by Rave pursuant to the License Agreement. Pursuant to the terms of the Development Agreement, the Company has relied significantly on Rave in the development of the Analog Video Processor, the NUWAVE Dual TBC and the NUWAVE Ministudio. The Company anticipates that Rave's role in the development of the Initial Products will be substantially completed in the first half of 1997, and the Company and Rave have agreed that Rave will thereafter be responsible for the development of additional products pursuant to the Development Agreement.

         In March 1997 the Company agreed with Rave to exclude from the License Agreement certain video transmission technology which Rave may develop for application in the video game industry (the "Video Game Technology"). In return, Rave agreed to pay the Company 2.5% of net sales of products using the Video Game Technology and 25% of any fees it receives from licensing such technology. The Video Game Technology is not used in any of the Company's current products, and the Company had no current plans to develop it. As a result, the Company determined that it was more likely that it would derive economic benefit from the technology if its development and commercialization was undertaken by another party. The Company continues to hold the rights to the technology outside the video game industry under the License Agreement.

     The Company has established an Advanced Engineering Group made up of its own employees and third party consultants who work with the Company on a project by project basis. The Advanced Engineering Group operates under the direction of the Vice President-Marketing/Technical Development to support the continuing development of its products and related technology, and the identification of additional sources of new technology. The Company has used its Advanced Engineering Group to develop a significant amount of the software included in each of its products and to reconfigure certain circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group also developed the Softsets for the NUWAVE Video Processor and certain of the enhancements to it. The Company intends to use the Advanced Engineering Group to finish the commercialization process with respect to the additional NUWAVE TBC products described above, and the NUWAVE Ministudio. As of March 10, 1997, the Advanced Engineering Group consisted of 3 of the Company's employees and 7 outside consultants and included engineers, technicians and support personnel. The Company anticipates that the make up of its Advanced Engineering Group will change from time to time depending on its current and anticipated development and commercialization plans. The Company's strategy with respect to new products and technologies is to rely not only on Rave but also on the Advanced Engineering Group and other independent third party sources.

         From July 17, 1995 through December 31, 1995, the Company spent approximately $491,000 on research and development, of which approximately 85% was paid to Rave pursuant to the Development Agreement. From January 1, 1996 to December 31, 1996 the Company spent approximately $1,620,600 on research and development, of which approximately 71% was paid to Rave pursuant to the Development Agreement and the remainder to outside consultants, including participants in its Advanced Engineering Group. Over the next 12 months, the Company intends to spend approximately $2,088,990 on research and development. Of that amount the Company estimates that at least 56% will be paid to Rave pursuant to the Development Agreement, and 44% will be spent on software development, ASIC chip development, and production engineering undertaken by third parties.

         Rave currently employs 12 persons and retains the services of 6 consultants on a regular basis. It also has informed the Company that it intends to hire or retain additional persons to assist it in fulfilling its obligations pursuant to the Development Agreement.

MARKETING AND DISTRIBUTION

         The Company has commenced the marketing of its NUWAVE Video Processor and Softsets to manufacturers of televisions, multimedia computers and teleconferencing equipment and manufacturers of other video products such as set-top boxes, satellite distribution systems and home arcade stations. The Company has also introduced these products to companies that manufacture such products and semiconductors used in the manufacture of such products. The Company believes that the inclusion of its NUWAVE Video Processor and Softsets in such video products will allow them to produce significantly better images, allow for product differentiation and the low cost to the user will make it an attractive product.

         The Company is in the process of developing a formal advertising program. Once the NUWAVE Video Processor and Softsets are accepted by one or more manufacturing customers, the Company intends to advertise its availability both to the retail markets and at the trade level in order to both increase demand and increase awareness of the Company's products and technology.

         Although the Company has begun marketing the NUWAVE Video Processor and the Active and/or Passive Softsets, it has entered into no agreements with respect to any of its products, and is unable to predict whether its marketing efforts will be successful. However, based on its initial presentations, it believes that the products have been well received. Additionally, several potential customers have indicated their desire to continue discussions.

         Because the TBC products and NUWAVE Ministudio are not expected to be ready for market until the last half of 1997 and 1998, respectively, the Company is still developing its marketing strategy with respect to these products. However, the Company is considering the feasibility of marketing these products through representatives to national distributors.

         In addition to direct sales, the Company may license the manufacture of its product and use of its technology in situations in which such arrangements are to its economic advantage. However, because its emphasis has been on direct sales and OEM manufacturing, it has not yet developed a licensing program, established proposed royalties or otherwise determined the terms and conditions of the arrangements it may want to make with proposed licensees or others. These programs will be developed and considered in conjunction with Prime pursuant to the terms of the Agency Agreement, with product research and development, and prevailing market conditions.

         During the past six months, the Company has recruited a Vice President of Sales, a Director of Marketing Communications and professional sales consultants to establish and manage the development of the Company's sales organization. In this regard, the Company is continually reviewing its needs and will employ additional internal sales staff as necessary. The Company is also currently negotiating contracts with several individuals and organizations who it anticipates will act in a commissioned sales representative capacity regarding the Company's products.

MANUFACTURING

         The Company does not contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed NUWAVE Video Processor and Softsets, NUWAVE TBC products and NUWAVE Ministudio.

It also may license to third parties the rights to manufacture the products, either through direct licensing, OEM arrangements or otherwise.

         The Company will be dependent on third parties for the manufacture of the ASIC-based NUWAVE Video Processor and the NUWAVE TBC products and for the manufacture and/or assembly of the PCBs, frame and other subassemblies, as well as for the supply of the various components, that will be incorporated into its NUWAVE Ministudio. Although the Company has identified certain potential manufacturers of its NUWAVE Video Processor, it has not entered into any manufacturing or supply arrangements with respect to those products or any others. Although management believes it will be able to negotiate satisfactory manufacturing and supply agreements, the failure to do so would have a material adverse effect on the Company. Furthermore, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs would adversely affect the Company's ability to develop and market its products. In addition, the Company will be dependent on third party vendors for many of the components necessary for the final assembly of its NUWAVE Ministudio. However, the Company may have difficulty in obtaining contractual agreements with the suppliers of such materials due to, among other things, possible material shortages or possible lack of adequate purchasing power. While management believes that these components are available from multiple sources, it anticipates that the Company will obtain certain of them from a single source, or limited number of sources, of supply. In the event that certain of such suppliers are unable or unwilling to provide the Company with components used in the NUWAVE Ministudio on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on the Company's operations.

PATENTS; PROPRIETARY INFORMATION

         To the extent practicable, the Company intends to file U.S. patent and/or copyright applications on certain aspects of its technology (or on behalf of Rave to the extent licensed by the Company pursuant to the License Agreement) and to file corresponding applications in key industrial countries worldwide. The Company has filed for a patent with respect to its NUWAVE Video Processor and expects to file applications with respect to the Softsets in the second quarter of 1997.

         To the extent the Company determines to keep certain aspects of its technology as trade secrets, the Company intends to protect these developments by manufacturing techniques (principally by reducing its circuits to ASIC form which prevents visual inspection of the relevant circuits) that make it more difficult to reverse-engineer or understand the mechanisms by which either designs or process technology operate.

COMPETITION

         The markets that the Company intends to enter are characterized by intense competition, and, particularly with respect to the market for video, editing, production and processing products, significant price erosion over the life of a product. The Company's products may compete with those of numerous well-established companies, such as Sony Electronics, Inc., Panasonic Division of Matsushita Electric Industrial Co., Motorola, Inc., Mitsubishi International Corp., and Phillips Electronics, NV which already design, manufacture and/or market video technology and other products. These companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of those competitors dominate their industries and have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for video products.

         The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. As a result, certain companies may be developing technologies or products the Company is unaware of which may be functionally similar, or superior, to some or all of those being developed by the Company. Consequently, the ability of the Company to compete successfully will depend on its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner the Initial Products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

EMPLOYEES

         The Company currently has eight full-time employees and, depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development.

ITEM 2.  PROPERTY

FACILITIES

         The Company has established its headquarters in Fairfield, New Jersey. Pursuant to the sublease relating to such facility, the Company is obligated to make monthly rental payments of $4,200. The lease is on a month-to-month basis. The Company's subleased portion of the facility is approximately 1,500 square feet and the sublease entitles the Company to share certain common areas.

         The Company also leases a 1,295 square foot facility in San Diego, California, which houses product development, display and office facilities. Under the lease for this facility, which lease expires in August 1997, the Company is obligated to make monthly rental payments of $1,569.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock has been traded since July 1996 on the NASDAQ Small Cap Stock Market under the symbol "WAVE" for Common Stock and "WAVEW" for Common Stock Warrants. Prior to that time, there was no public market for the Common Stock or Warrants. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the NASDAQ Small Cap Stock Market during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                  COMMON STOCK

QUARTERLY PERIOD ENDED                       HIGH                 LOW

Commencing July 3, 1996                    $  8.25              $  7.50

September 30, 1996                         $  7.75              $  4.75

December 31, 1996                          $  7.00              $  5.50

         As of March 7, 1997, there were approximately 77 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          Summary Financial Information

         The summary financial data set forth below is derived from and should be read in conjunction with the financial statements, including the notes thereto, appearing filed as part of this Form 10-KSB.

Statement of Operations Data:         July 17, 1995 (Inception)       Year Ended
                                           to December 31,           December 31,
                                                 1995                     1996

Net Loss                                   $   910,591            $   4,430,649
Net loss per common share                  $       .47            $        1.18
Weighted average number of shares            1,941,706                3,767,403


Balance Sheet Data:                          December 31,           December 31,
                                                 1995                   1996

Working capital                            $      295,447        $    5,776,740
Total assets                               $      426,328        $    6,291,898
Total liabilities                          $      349,719        $      373,110
Deficit accumulated during the
development stage                          $      910,591        $    5,341,240
Stockholders' equity                       $       76,609        $    5,918,788


         This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

GENERAL

         The Company, a development stage enterprise organized in July 1995, was formed to develop, manufacture and market products which improve picture quality image in set top boxes, televisions, VCR's, camcorders and other video devices by enhancing and manipulating video signals, and facilitate the production of sophisticated consumer and professional videos. Since its inception the Company has been engaged primarily in raising funds, directing, supervising and coordinating the activities of Rave Engineering Corporation and its Advanced Engineering Group (see below) in the continuing development of the NUWAVE Video Processor, the Softsets, the NUWAVE Dual Time Base Corrector, the NUWAVE Ministudio and the Magic Card (see product descriptions below), pre-marketing and more recently the commencement of a comprehensive marketing of the NUWAVE Video Processor and the recruitment of management and technical personnel, including members of the Advanced Engineering Group. In July 1996 the Company completed an Initial Public Offering of its common stock and warrants (the "IPO") from which it received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. The Company is using the proceeds of the IPO to develop, commercialize and market its products. The Company has not licensed or sold any of its products or technologies.

         At the time of the IPO, the Company had produced and tested fully operational working prototypes of (1) an analog video processor which significantly enhances video picture quality("AVP"), (2) another video enhancement device which combined the AVP with digitally based frame extrapolation video noise reduction circuits for use in NTSC or PAL standard devices (the "Magic Card"), and (3) a time base corrector providing for analog to digital conversion and the synchronization of up to three video sources used for video editing (the "NUWAVE Dual TBC"). It had also produced an initial prototype of a video editing "studio" mounted on PCBs (the "NUWAVE Ministudio"). The AVP, the NUWAVE Dual TBC, the Magic Card and the NUWAVE Ministudio are called the "Initial Products."

          During the last six months, the Company has established an advanced engineering group (the "Advanced Engineering Group"). The Advanced Engineering Group is made up of employees and third party consultants who work with the Company on a project by project basis to support the continuing development of its products and related technology and the identification of additional sources of new technology. The Company, through its Advanced Engineering Group, has significantly enhanced the performance of the original AVP to create the "NUWAVE Video Processor." The Advanced Engineering Group also has developed a separate proprietary software product ("Softsets") which provides end users and manufacturers who use the NUWAVE Video Processor in their products with an option to manipulate the attributes of video images to their own taste or standards. In late January 1997, the Company began marketing the NUWAVE Video Processor and Softsets. It has also concluded commercial development of the first version of its

NUWAVE Dual Time Base Corrector. The Company anticipates marketing the TBC products in the second half of 1997.

         The Company intends to produce the NUWAVE Video Processor in the form of an "ASIC" chip (Application Specific Integrated Circuit) in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying ASIC chips and endeavoring to anticipate applications required by customers in the future.

         The Company originally anticipated devoting significant resources to the final development of its Magic Card with a goal of introducing it to the market in the second half of 1997. However with the introduction of the NUWAVE Video Processor and the Softsets in January and February and the favorable market feedback from its initial marketing and sales calls, the Company has determined to devote the majority of the personnel, economic resources and research and development efforts that it would have devoted to the Magic Card to the support of the sales and marketing of the NUWAVE Video Processor and Softsets. The Company believes this will give it the opportunity to further refine the Magic Card based on its experience with the NUWAVE Video Processor and market reaction. Because the final commercial development of the Magic Card will be based in large part on the Company's experience in marketing the NUWAVE Video Processor, the Company cannot predict when, if at all, it will finalize commercial development of the product or commence marketing it.

         As of December 31, 1996, the Company had a deficit accumulated during the development stage of $5,341,240, which includes the net loss for the twelve months ended December 31, 1996 of $4,430,649. Additional losses have been incurred since such date. The Company will continue to have a high level of operating expenses and will be required to make significant expenditures in connection with its research and development activities (in accordance with the License and Development Agreements) and the production and marketing of its proposed products and technologies. Although the Company anticipates deriving some revenue from the sale of the NUWAVE Video Processor and the NUWAVE TBC products within the next 12 months, no assurance can be given that these products will be successfully marketed during such period, and the Company has projected its expenses based on the assumption that it will receive no revenues from the sale of its products during the next 12 months. Even if revenues are produced from the sale or license of products, the Company expects to continue to incur substantial losses for at least the next 12 months. See "Liquidity and Capital Resources."

MARKETING AND DISTRIBUTION

         In late January 1997, the Company began a comprehensive marketing program of the NUWAVE Video Processor and Softsets through sales presentations to prospective customers. Although the Company is unable to predict whether its marketing efforts will be successful, it believes that the products have been well received, and several potential customers have indicated their desire to continue discussions. The Company believes that achieving significant market acceptance and commercialization of the Company's products will require substantial marketing efforts and the expenditure of significant funds to establish market awareness of the Company and its products. The Company anticipates spending approximately $1,008,600 over the next 12 months to continue the development and implementation of a formal advertising and marketing communications program for this purpose. During the past six months, the Company has recruited a Director of Marketing Communications in addition to hiring a professional marketing communications firm to assist in the development and implementation of this program.

         The Company initially intends to market the NUWAVE Video Processor to manufacturers of set top boxes, televisions, multimedia computers and teleconferencing equipment as well as broadcasting and video production professionals. In addition to direct sales, the Company may license the manufacture of its products and use of its technology in situations where such arrangements are to the Company's economic advantage. However, because its emphasis has been on direct sales and OEM manufacturing, the Company has not yet developed a licensing program, established proposed royalties or otherwise determined the terms or conditions of the arrangements it may want to make with proposed licensees or others. These programs will be developed and considered in conjunction with Prime pursuant to the terms of the Agency Agreement, with product research and development, and prevailing market conditions.

     The Company has concluded commercial development of the first version of its NUWAVE Dual Time Base Corrector which provides analog-to-digital conversion and the synchronization of up to three video sources. It also is completing commercial development of a TBC chip (module) which is being used in a desk top TBC which synchronizes two video sources and operates independently of a host computer and finalizing development of a TBC which will synchronize up to 5 video sources utilizing four of such modules. Both products are derivatives of the NUWAVE Dual Time Base Corrector. It anticipates introducing both of such products to market in 1997.

         During the past six months the Company has recruited a Vice President of Sales, a Director of Marketing Communications and professional sales consultants to establish and manage the development of the Company's sales organization. In this regard, the Company is continually reviewing its needs and will employ additional internal sales staff as necessary. The Company is also currently negotiating contracts with several individuals and organizations who it anticipates will act in a commissioned sales representation capacity regarding the Company's products.

RESEARCH AND DEVELOPMENT

         Research and development activity with respect to the Company's Initial Products was carried out by Rave prior to July 21, 1995, the date upon which the Company and Rave entered into the License Agreement and the Development Agreement. Substantially all of the technology on which the Company's Initial Products were based was originated by Rave prior to the Company's organization. This technology is licensed to the Company pursuant to the License Agreement. Pursuant to the Development Agreement, the Company has utilized Rave to continue the development of the Initial Products. The Company anticipates that Rave's role in the development of the initial products will be substantially completed in the first half of 1997 and the Company and Rave have agreed that Rave will thereafter be responsible for the development of additional products pursuant to the Development Agreement.

         In addition to utilizing the services of Rave pursuant to the terms of the Development Agreement, the Company's Advanced Engineering Group has also utilized the services of third party contractors in connection with its research and development activities. The Company intends to continue to use outside consultants to assure exposure to new ideas and technology and its Advanced Engineering Group to direct, supervise and coordinate the efforts of Rave and its outside consultants. The Company has used its Advanced Engineering Group to develop a significant amount of the software included in each of its products and to reconfigure certain circuitry to allow certain of the products to be developed as ASICs. The Advanced Engineering Group also developed the Softsets for the NUWAVE Video Processor and certain of the enhancements to it. The Company intends to use the Advanced Engineering Group to finish the commercialization process with respect to the additional NUWAVE TBC products described above, and the NUWAVE Ministudio.

         From July 17, 1995 through December 31, 1996, the Company spent $2,111,716 on research and development, of which approximately 74% was paid to Rave pursuant to the Development Agreement. During the next 12 months, the Company intends to spend approximately $2,088,990 on research and development and in support of the commercialization of its products. Of that amount the Company estimates that at least 56% will be paid to Rave pursuant to the Development Agreement and 44% will be spent by the Company's Advanced Engineering Group for software development, ASIC chip development, and supervising and directing production engineering undertaken by third parties and on internal research and development. In the event the Company is able to generate revenues from sales of its NUWAVE Video Processor and TBC products during such 12-month period, it anticipates it will increase its expenditures on research and development and the identification of additional sources of technology.

MANUFACTURING

         The Company does not contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed NUWAVE Video Processor ASIC chip, NUWAVE TBC, Magic Card ASIC chip set, and related retail products, and NUWAVE Ministudio.

EMPLOYEES

         The Company currently has eight employees and, depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing, sales and research and development.

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through completion of its IPO, the Company relied for all of its funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of its debt and equity securities (the "Private Financings"). In July 1996, the company completed an IPO and received net proceeds of $9,538,428. The Company used $2,073,652 of the net proceeds of the IPO to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings.

         Pursuant to the terms of the License Agreement and the Development Agreement, the Company is paying Rave minimum aggregate royalties and development fees of $65,000 per month for the term of the License Agreement. The License Agreement also provides for additional payments of $60,000 per year to be made to Rave for consulting services to be rendered to the Company. The Development Agreement also provides for Rave to receive additional payments aggregating $850,000 to purchase or lease equipment for use in developing the Licensed Products and Technology (as defined below). The payments are to be based upon the submission of appropriate development schedules to the Company and will be made in monthly installments not to exceed $23,611 with a lump sum payment of $283,336 due in March 1998. Through December 31, 1996, the Company had made payments of $208,630 against the $850,000 additional equipment purchases.

         A substantial portion of the Company's technology has been licensed from Rave pursuant to the License Agreement. Pursuant to the terms of the License Agreement, the Company is obligated to pay Rave royalties ("Royalties") of (i) 2 1/2% of net sales of products utilizing Rave's technology ("Sales Royalties"), and (ii) 25% of any sublicensing fees received by the Company from sublicenses of the products and technology covered by the License Agreement ("Licensed Products and Technology"). Payments of Sales Royalties will commence upon the earlier of (i) accumulated net sales of Licensed Products and Technology sold by the Company or its future affiliates reaching an aggregate of $50,000,000, or (ii) the Company's aggregate net profits from sales of Licensed Products and Technology equaling $5,000,000.

         Pursuant to the terms of an agency agreement with Prime Technology, Inc. ("Prime") dated July 21, 1995 (the "Agency Agreement"), Prime will receive 35% of net sublicensing fees received by the Company with respect to the first $50,000,000 of aggregate net sales made by the Company's sublicensees, after subtracting the payments to

Rave and licensing expenses, and thereafter 45%. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 is payable regardless of the receipt of sublicense fees in installments of $15,000 per month which began January 1, 1996 and increased in accordance with the terms of the agreement to installments of $40,000 per month after the completion of the IPO (through December 31, 1996, the Company had made payments of $330,000 against this $400,000), (ii) $400,000 is payable out of the Company's first sublicensing fees, and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000.

         The Company anticipates that its available cash will be sufficient to satisfy its contemplated cash requirements for at least the next 12 months.

PLAN OF OPERATION

         The Company's plan of operation over the next 12 months focuses primarily on the marketing and/or licensing of the NUWAVE Video Processor and Softsets and the NUWAVE TBC products, the production of additional prototypes and continued effort necessary to support the sales and marketing of the NUWAVE Video Processor and Softsets and the NUWAVE TBC products. The Company originally anticipated devoting significant resources to the final development of its Magic Card with a goal of introducing it to the market in the second half of 1997. However with the introduction of the NUWAVE Video Processor and Softsets in January and February and the apparent favorable market feedback from its initial marketing and sales calls, the Company has determined to devote the majority of the personnel, economic resources and research and development efforts that it would have devoted to the Magic Card to the support of the sales and marketing of the NUWAVE Video Processor and Softsets. The Company believes this will give it the opportunity to further refine the Magic Card based on its experience with the NUWAVE Video Processor and market reaction. Because the final commercial development of the Magic Card will be based in large part on the Company's experience in marketing the NUWAVE Video Processor, the Company cannot predict when, if at all, it will finalize commercial development of the product or commence marketing it.

         The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the contemplated cash requirements of the Company for at least 12 months. In the event that the Company's plans change or its assumptions prove to be inaccurate and its available cash proves to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Depending upon the Company's progress in the development of its products and technology, their acceptance by third parties, and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital, possibly within the next 12 months. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of the NUWAVE Video Processor, it may require resources substantially greater than its available cash or than are otherwise available to the Company. In such event the Company may be required to raise additional capital. The Company has no current arrangements with respect to, or sources of, any such capital, and there can be no assurance that such additional capital will be available to the Company when needed, on commercially reasonable terms or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy, to postpone or cancel the development of certain of its proposed products, or to otherwise significantly curtail or cease its operations. Additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

         The Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as the level of competition and the ability of the Company to successfully market its products and technology. There can be no assurance that the Company will be able to successfully implement a marketing strategy, generate significant revenues or achieve profitable operations. In addition, because the Company has had only limited operations to date, there can be no assurance that its estimates will prove to be accurate or that unforeseen events will not occur.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

         1. Development Stage Enterprise; Absence of Operating History. The Company is a development stage enterprise. It has had only a limited operating history and has not sold any of its products to date. Since its inception in July 1995, the Company has been engaged primarily in raising funds, directing, supervising and coordinating Rave and its Advanced Engineering Group in the continuing development of the NUWAVE Video Processor, the Softsets, the NUWAVE Dual Time Base Corrector, the NUWAVE Ministudio and the Magic Card, pre-marketing and more recently the commencement of comprehensive program for marketing the NUWAVE Video Processor and the recruitment of management and technical personnel, including members of the Advanced Engineering Group.

         The Company's prospects must be considered in light of the risks associated with the establishment of a new business in the evolving electronic video industry, as well as further risks encountered in the shift from development to commercialization of new products based on innovative technology. There can be no assurance that the Company will be able to generate revenues or achieve profitable operations.

         2. No Revenues; Accumulated Deficit; Anticipated Future Losses. To date, the Company has had no operating revenue and does not anticipate any operating revenue until such time, if ever, as its relevant technology and one or more of its Products are completely developed, manufactured in commercial quantities and available for commercial delivery. There can be no assurance that the Company's technology and products, if developed and manufactured, will be able to compete successfully in the marketplace and/or generate significant revenue. The Company anticipates incurring significant costs in connection with the development of its technologies and proposed products and there is no assurance that the Company will achieve sufficient revenues to offset anticipated operating costs. As of December 31, 1996, the Company incurred an accumulated deficit of $5,341,240. Although the Company anticipates deriving some revenue from the sale of the NUWAVE Video Processor and the NUWAVE TBC products within the next 12 months, no assurance can be given that these products will be successfully marketed or even completely developed and tested for commercial use during such period, and the Company has projected its expenses based on the assumption that it will receive no revenues from the sale of its products during the next 12 months. Even if revenues are produced from the sale or license of products, the Company expects to continue to incur substantial losses for at least the next 12 months. Included in such losses are research and development expenses, marketing costs, manufacture and assembly, and general and administrative expenses. Inasmuch as the Company will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with its continued research and development activities, the Company anticipates that such losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. See "Summary Financial Information" and "Management's Discussion and Analysis."

         3. Significant Capital Requirements; Dependence on Available Cash;
Need for Additional Financing. The Company's capital requirements in connection with its development activities have been and will continue to be significant. The Company has been dependent upon the proceeds of sales of its securities to private investors to fund its initial development activities. The Company anticipates that its available cash will be sufficient to satisfy its contemplated cash requirements for at least the next 12 months. After such time, the completion of the Company's development activities relating to its products and the commencement of manufacturing and marketing activities in connection with such products will require continued funding. The Company has no current arrangements with respect to sources of additional financing and there is no assurance that other additional financing will be available to the Company in the future on commercially reasonable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company, including possibly requiring the Company to curtail or cease operations. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing stockholders could be substantially diluted. See "Management's Discussion and Analysis -- Liquidity and Capital Resources."

         4. New Concept; Uncertainty of Market Acceptance; Lack of Marketing Experience. The technology and products currently being developed by the Company utilize new concepts and designs in video imagery and processing. The Company's prospects for success will therefore depend on its ability to successfully sell its products to key manufacturers and distributors who may be inhibited from doing business with the Company because of their commitment to their own technologies and products. As a result, demand and market acceptance for the Company's technologies and products is subject to a high level of uncertainty. The Company currently has limited financial, personnel and other resources to undertake the extensive marketing activities that will be necessary to market its technology and products once their development is completed. There is no assurance that any of the Company's potential customers will enter into any arrangements with the Company. There is no assurance that the Company's marketing efforts will be successful. See "Business -- Marketing" and "Business -- Research and Development."

         5. Dependence on Third-Party Design Changes. Commercialization of the NUWAVE Video Processor and sale to manufacturers of the relevant video equipment will require such manufacturers to adopt new circuit configurations to accommodate the relevant chip in their products. Although the Company expects that manufacturers wishing to utilize the NUWAVE Video Processor will make such modifications based on the benefits derived from the improved performance of their products and the relative simplicity of such modifications, there is no assurance that the necessary modifications will be adopted widely, or at all. Additionally, the cost of such modifications may inhibit or prevent their adoption. The failure of designers and manufacturers to make such modifications would have a material adverse effect on the Company's ability to sell and/or license the relevant products. See "Business -- Manufacturing."

         6. License Subject to Modification and Termination. Substantially all of the technology on which the Company's initial products rely is licensed to the Company pursuant to the License Agreement. The License Agreement provides that Rave will receive minimum aggregate payments of royalties and Development Fees, as defined in the development agreement between the Company and Rave dated July 21, 1995 (the "Development Agreement"), of $65,000 per month (the "Rave Minimum Payments"). If Rave does not receive the Rave Minimum Payments, Rave has the option of electing to make the License Agreement non-exclusive. If such payments are not made and Rave exercises its option to make the License Agreement non-exclusive, it could have a material adverse effect on the Company's operations. The License Agreement also provides for the payment of royalties based on the net sales of the licensed products and technology as well as any sublicensing fees paid to the Company (the "Royalties"). If the Company fails to pay the Royalties, Rave has the option to terminate the License Agreement. Because virtually all of the Company's existing products and technology are licensed by the Company from Rave, a termination of the License Agreement would render the Company unable to continue its business. The Company anticipates that Rave's role in the development of the Initial Products will be substantially completed in the first half of 1997, and the Company and Rave have agreed that Rave will thereafter be responsible for the development of additional products pursuant to the Development Agreement. See "Management's Discussion and Analysis."

         7. Uncertainty of Product and Technology Development; Need for
Product Testing; Technological Factors. The Company originally anticipated devoting significant resources to the final commercial development of its Magic Card (which combines the analog based NUWAVE Video Processor with digitally based enhancements) with a goal of introducing it to the market in the second half of 1997. However, with the introduction and favorable reception of the NUWAVE Video Processor and the Softsets in January and February, the Company has determined to devote substantially all of the personnel and economic resources it would have devoted to the Magic Card to the marketing of the NUWAVE Video Processor and the Softsets. The Company believes this will give it the opportunity to further refine the Magic Card based on its experience with the NUWAVE Video Processor and market reaction. Because the final commercial development of the Magic Card will be based in large part on the Company's experience in marketing the NUWAVE Video Processor, the Company cannot predict when, if at all, it will finalize commercial development of the product or commence marketing it. Product development efforts, with respect to all of the Company's proposed products, are subject to all of the risks inherent in the development of new technology and products (including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funding to complete development). There can be no assurance as to when, or whether, such developments will be successfully completed. No assurance can be given that the products can be developed in commercially salable form within the projected development schedule. If the Company, either through its Advanced Engineering Group or Rave, is unable to complete its development activities with respect to the Company's proposed products, it would have to complete development through third parties. Although the Company believes it has sufficient information to allow the completion of development of these products, there is no assurance that the Company will have sufficient economic or human resources to complete such development in a timely manner, or at all, or that it could enter into economically reasonable arrangements for the completion of such products by third parties. In connection with the development of commercially salable prototypes, the Company must successfully complete a testing program for the products before they can be marketed. Unforeseen technical problems arising out of such testing could significantly and adversely affect the Company's ability to manufacture a commercially acceptable version. In addition, the Company's success will depend upon its technologies and proposed products meeting acceptable cost and performance criteria and upon their timely introduction into the marketplace. There can be no assurance the technologies and proposed products will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs and/or material delays in their development. See "Business -- The Company's Video Enhancement Products" and "Business -- The Company's Proposed Video Production Products."

         8. Unconditional Obligation to Share Sublicense Fees with Prime. The Company has entered into an Agency Agreement with Prime which provides that Prime will be the Company's exclusive agent for entering into sublicenses with respect to the products and technology licensed to the Company pursuant to the License Agreement and will assist the Company in the development and implementation of a sublicensing program. Subject to certain minimum sales requirements, the Agency Agreement provides for the payment to Prime of 35% to 45% of net sublicense fees received by the Company along with certain additional payments. To the extent payments to Prime are based on sublicensing payments made to the Company, the Agency Agreement provides that such payments must be made regardless of whether the relevant sublicense is entered into through Prime's efforts or by the Company itself. The unconditional obligation to pay Prime a portion of such sublicensing fees may have an adverse effect on the Company's ability to enter into profitable sublicensing arrangements or adversely affect its ability to set competitive sublicense fees.

         9. Dependence on Third-Party Development and Manufacturing. The Company does not contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed NUWAVE Video Processor and Softsets, and related retail products and its NUWAVE TBC products, and NUWAVE Ministudio. It also may license to third parties the rights to manufacture the products, either through direct licensing, OEM arrangements or otherwise.

         The Company will be dependent on third parties for the manufacture of the ASIC-based NUWAVE Video Processor and the NUWAVE TBC products and for the manufacture and/or assembly of the PCBs, frame and other subassemblies, as well as for the supply of the various components, that will be incorporated into its NUWAVE Ministudio. Although the Company has identified certain potential manufacturers of its NUWAVE Video Processor, it has not entered into any manufacturing or supply arrangements with respect to those products or any others. Although management believes it will be able to negotiate satisfactory manufacturing and supply agreements, the failure to do so would have a material adverse effect on the Company. Furthermore, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs would adversely affect the Company's ability to develop and market its products. In addition, the Company will be dependent on third party vendors for many of the components necessary for the final assembly of its NUWAVE Ministudio. The Company may have difficulty in obtaining contractual agreements with the suppliers of such materials due to, among other things, possible material shortages or possible lack of adequate purchasing power. While management believes that these components are available from multiple sources, it anticipates that the Company will obtain certain of them from a single source, or limited number of sources, of supply. In the event that certain of such suppliers are unable or unwilling to provide the Company with components used in the NUWAVE Ministudio on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on the Company's operations.

         10. Competition. The markets that the Company intends to enter are characterized by intense competition, and, particularly with respect to the market for video, editing, production and processing products, significant price erosion over the life of a product. The Company's products will directly compete with those of numerous well-established companies, such as Sony Electronics, Inc., Panasonic Division of Matsushita Electric Industrial Co., Motorola, Inc., Mitsubishi International Corp. and Phillips Electronics, NV, which design, manufacture and/or market video technology and other products. All of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of these competitors dominate their industries and have the necessary financial resources to enable them to withstand substantial price competition or downturns in the market for video products.

         11. Rapid Changes to Industry Standards; Product Obsolescence. The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. As a result, certain companies may be developing technologies or products of which the Company is unaware which may be functionally similar, or superior, to some or all of those being developed by the Company. As a result of all of the above, the ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner its proposed products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. There is no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily. See "Business -- Competition."

         12. Enforceability of Patents and Similar Rights; Possible Issuance of Patents to Competitors; Trade Secrets. To the extent practicable, the Company intends to file U.S. patents and/or copyright applications relating to certain of its proposed products and technologies either on its own behalf (or on behalf of Rave with respect to products and technology licensed pursuant to the License Agreement) and to file corresponding applications in key industrial countries worldwide. The Company has filed for a patent with respect to its NUWAVE Video Processor and expects to file applications with respect to the Softsets in the second quarter of 1997. Although the Company believes certain of its technology contains patentable claims, there is no assurance that any patents will be obtained. If obtained, there is no assurance that any patents will afford the Company commercially significant protection of its technologies or that the Company will have adequate resources to enforce its patents. Because the Company also intends to license its technology and products in foreign markets, it intends to seek foreign patent protection. With respect to foreign patents, the patent laws of other countries may differ significantly from those of the United States as to the patentability of the Company's products or technology. Moreover, the degree of protection afforded by foreign patents may be different from that in the United States. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions.

         Based on Rave's experience in the video industry, that of the Company's own officers and directors and patent searches made in connection with the patent application filed for the Company's NUWAVE Video Processor, the Company believes that its products do not infringe the patents or other proprietary rights of third parties and is not aware of any patents held by its competitors or others that cover the same technology used in the Company's products or that will prevent, limit or otherwise interfere with the Company's ability to make and sell its products. However, it is possible that competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for, or may in the future apply for and obtain, patents which have an adverse impact on the Company's ability to make and sell its products. In addition, because of the developmental stage of the Company, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. There can also be no assurance that competitors will not infringe the Company's patents. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

         The Company also relies on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. To protect its trade secrets and other proprietary information, the Company requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If the Company is unable to maintain the proprietary nature of its technologies, the Company could be adversely affected. See "Business -- Patents; Proprietary Information."

         13. Control by Management and Prime. The officers of the Company own 707,857 shares of Common Stock, or approximately 13.6% of the Company's outstanding shares of Common Stock, and Prime Technology, Inc. (21.6% of the capital stock of which is owned by Mr. David Kwong, a director of the Company, 21.6% of which is owned by Rave and 16.1% of which is owned by Mr. Ted Wong, a former director of the Company) beneficially owns 1,090,000 shares of Common Stock or approximately 20.9% of the Company's outstanding shares of Common Stock. Such officers and Prime are therefore in a position to significantly influence the election of the Company's directors and thereby select the management, and direct the policies, of the Company.

         14. No Dividends. The Company has paid no cash dividends to date. Payment of dividends on the Common Stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not currently intend to declare any dividends on its Common Stock in the foreseeable future. Currently, the Company plans to retain any earnings it receives for development of its business operations. See "Summary Financial Information" and "Market for Registrant's Common Equity and Related Stockholder Matters."

         15. Limitation on Tax Loss Carryforwards. At December 31, 1996, the Company had available unused net operating loss carryforwards ("NOLs") aggregating approximately $2,784,502 to offset future taxable income. The unused net operating loss carryforwards expire in various years from 2010 to 2011. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change, as defined in such Section 382, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. Based on the consummation of the Offering, the Company may be subject to limitations on the use of its NOLs as provided under Section 382. Accordingly, there can be no assurance that a significant amount of the Company's existing NOLs will be available to the Company. In the event that the Company achieves profitability, as to which there can be no assurance, such limitation would have the effect of increasing the Company's tax liability and reducing the net income and available cash resources of the Company in the future.

         16. Limitation on Liability of Directors and Officers. The Certificate of Incorporation of the Company provides that (i) the Company will indemnify any director, officer, employee or agent of the Company with respect to actions, suits or proceedings relating to the Company and (ii) subject to certain limitations, a director shall not be personally liable for monetary damages for breach of his fiduciary duty. In addition, the Company has entered into an indemnification agreement with each of the directors of the Company, which provides that the director is entitled to indemnification to the fullest extent permitted by law. Such indemnification will cover all expenses, liabilities, judgments, penalties, fines and amounts paid in settlement which are incurred or imposed upon the director if the director is a party, threatened to be made a party to any action, suit or proceeding of any kind by reason of the fact that such person served or serves as a director of the Company or served as a director, officer, employee or agent with any other enterprise at the request of the Company.

         17. General. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future result and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the computer, video and telecommunications industries, changes in earnings estimates and recommendations by analysts and other events.


ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is incorporated by reference to pages F-1 through F-24 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item regarding directors, executive officers, promoters and control persons of the Company is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1997.

         Set forth below are the names, ages as of March 7, 1997 and business experience of the executive officers of the Company:

Name:                    Age:      Position
-----                    ----      --------

Gerald Zarin             56        Chairman of the Board of Directors,
                                       Chief Executive Officer and President
Jeremiah F. O'Brien      50        Vice-President,  Secretary and Chief
                                       Financial Officer
Robert Webb              61        Vice-President, Marketing/Technical
                                       Development

Gerald Zarin has been a Director and President and Chief Executive Officer of the Company since July 1995. He has been Chairman of the Board of Directors since January 28, 1996. From June 1991 until January 1993, Mr. Zarin was the Chairman, President and Chief Executive Officer of Emerson Radio Corporation, which designs and sells consumer electronics products. From June 1991 to July 1992, he was President and Chief Executive Officer at AMD Consulting, Inc., a business consulting firm. From November 1990 to June 1991, he was President and Chief Executive Officer of JEM, Inc., an importer of fine furnishings. From August 1987 to October 1990, he was Senior Vice President and Chief Financial Officer of Horn & Hardart, Inc. Horn & Hardart, Inc. is the parent company for Hanover House and various other hotels and fast food chains. From 1976 to 1986, he was President and Chief Executive Officer of Morse Electro, Inc., which designed and sold consumer electronics products.

JEREMIAH O'BRIEN has been Vice President and Secretary of the Company since July, 1995 and Chief Financial Officer since January 28, 1996. From 1983 to 1989, he served as CFO and Executive Vice President for Cardiac Resuscitator Corporation, a medical electronics manufacturer. From September 1989 through June 1991, he served as Senior Vice President of Finance for Emerson Computer Corporation and Emerson Technologies, Inc. (both of which manufacture and sell electronic components and products). From June 1993 through March 1994, Mr. O'Brien was Corporate Controller for Andin International, a jewelry manufacturing company. During the period of July 1991 through July 1995, he also functioned as an independent consultant in financial matters to various private corporations.

ROBERT WEBB has been the Vice President, Marketing/Technical Development of the Company since September 11, 1995. From June 1995 to September 1995 Mr. Webb acted as an independent consultant to various private corporations. From July 1994 until March 1995 he was Vice President of New Product Development for Studio Magic, Inc., a company involved in the design and manufacture of computer video equipment, and served as a consultant for such company from October 1993 to July 1994 and in April, 1995. From October 1973 until October 1993 he was employed by Grass Valley Tektronix, which produces broadcast television equipment. He served as a special advisor to the President of Grass Valley Tektronix from February 1993 to September 1993; he was Division General Manager
- Graphics Systems from November 1990 to February 1993 and held various executive positions prior to that time.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT          DESCRIPTION
-------          -----------

1.1* Form of Underwriting Agreement.- (See Exhibit 1.1 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
3.1(a)*          Articles of Incorporation of the Company (Delaware) (See
                 Exhibit 3.1(a) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
3.1(b)* Certificate of Amendment to Articles of Incorporation of the Company (Delaware) (See Exhibit 3.1(b) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
3.1(c)* Certificate of Authority (New Jersey). (See Exhibit 3.1(c) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
3.1(d)* Amended Certificate of Authority (New Jersey). (See Exhibit 3.1(d) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
3.1(e)* Certificate of Amendment to Articles of Incorporation of the Company (Delaware) (See Exhibit 3.1(e) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
3.2* By-Laws of the Company. (See Exhibit 3.2 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
4.1* Form of Common Stock Certificate. (See Exhibit 4.1 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996.)
4.2* Form of Public Warrant Agreement between the Company, American Stock Transfer & Trust Company and Rickel & Associates, Inc. (See Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on May 22, 1996.)
4.3* Form of Public Warrant Certificate. (See Exhibit 4.3 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996.)

4.4* Form of Underwriter's Warrant Agreement (including Warrant Certificate) between the Company and Rickel & Associates (See Exhibit 4.4 to Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on May 22, 1996.)
4.5* Selected Dealer Agreement among Rickel & Associates, Inc. and certain underwriters. (See Exhibit 4.5 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996.)
5.1* Opinion of counsel to the Company concerning the legality of the securities offered in the Company's Initial Public Offering. (See Exhibit 5.1 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996.)
10.1* Restated Employment Agreement dated as of July 20, 1995 between NUWAVE Engineering, Inc. and Gerald Zarin. (See Exhibit 10.1 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.2* Employment Agreement dated as of September 11, 1995 between NUWAVE Engineering, Inc. and Robert I. Webb. (See Exhibit 10.2 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.3* Consulting Agreement dated as of July 18, 1995 between NUWAVE Engineering, Inc. and Corporate Builders, L.P. (See Exhibit
                 10.3 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.4* Consulting Agreement dated as of August 1, 1995 between NUWAVE Engineering, Inc. and Christopher J. Daly (expired by its terms) (See Exhibit 10.4 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.5* Letter Agreement dated as of November 22, 1995 between NUWAVE Technologies, Inc. and Rickel & Associates, Inc. (See Exhibit
                 10.5 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.6* 1996 Performance Incentive Plan. (See Exhibit 10.6 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.7* Exclusive Worldwide License Agreement dated as of July 21, 1995 between NUWAVE Engineering, Inc. and Rave Engineering Corporation. (See Exhibit 10.7 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.8* Development Agreement dated as of July 21, 1995 between NUWAVE Engineering, Inc. and Rave Engineering Corporation. (See
                 Exhibit 10.8 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.9* Exclusive Agency Agreement dated as of July 21, 1995 between NUWAVE Engineering, Inc. and Prime Technology, Inc. (See
                 Exhibit 10.9 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.10*           Assignment dated as of July 21, 1995 between NUWAVE
                 Engineering, Inc.,

                 Prime Technology, Inc. and Rave Engineering Corporation. (See
                 Exhibit 10.10 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.11*           Shareholders' Agreement dated as of July 21, 1995. (See Exhibit
                 10.11 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.12* Finder's Agreement dated as of September 1, 1995 among NUWAVE Technologies, Inc., Prime Technology, Inc. and Harvest Technologies, Inc. (See Exhibit 10.12 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.13* Finder's Agreement dated as of January 16, 1996 among NUWAVE Engineering, Inc., Prime Technology, Inc. and Jay Vahl. (See
                 Exhibit 10.13 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.14* Option Agreement for the Purchase of Common Stock dated as of July 17, 1995 between NUWAVE Engineering, Inc. and Jeremiah F. O'Brien. (See Exhibit 10.14 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.15* Option Agreement for the Purchase of Common Stock dated as of September 11, 1995 between NUWAVE Engineering, Inc. and Robert
                 I. Webb. (See Exhibit 10.15 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.16* Option Agreement for the Purchase of Common Stock dated as of November 9, 1995 between NUWAVE Engineering, Inc. and Lyle E. Gramley. (See Exhibit 10.16 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.17* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Jeremiah F. O'Brien. (See Exhibit 10.17 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.18* Option Agreement for Purchase of Common Stock dated as of July 20, 1995 between NUWAVE Technologies, Inc. and Gerald Zarin. (See Exhibit 10.18 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.19* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Joseph A. Sarubbi. (See Exhibit 10.19 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.20* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Ed Bohn. (See
                 Exhibit 10.20 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.21* Shareholder's Agreement dated as of July 17, 1995 between NUWAVE Engineering, Inc. and its Common Stockholders. (See
                 Exhibit 10.21 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)

10.22*           Form of Subscription Agreement between NUWAVE Engineering, Inc.
                 and its Series A Preferred Stockholders through August 1995. (See Exhibit 10.22 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.23* Loan and Stock Purchase Agreement dated as of December 15, 1995 between NUWAVE Engineering, Inc. and Helen Burgess. (See
                 Exhibit 10.23 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.24* Form of Indemnification Agreement between the Company and its directors, dated as of January 31, 1996. (See Exhibit 10.24 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.25* Form of Note entered into between the Company and the Initial Bridge Investor relating to the Initial Bridge Financing. (See
                 Exhibit 10.25 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.26* Form of 10% Promissory Note delivered by the Company in connection with the private placement of 80 Units (the "Private Placement Bridge"), each unit consisting of an unsecured 10% non- negotiable promissory note in the amount of $25,000 and 5,000 shares of Common Stock of the Company, during February and March of 1996. (See Exhibit 10.26 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.27* Form of Securities Registration Rights Agreement entered into between the Company and the purchasers of Common Stock in the Private Placement. (See Exhibit 10.27 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.28* Form of Registration Rights Agreement entered into between Company and the purchasers of its Series A Preferred Stock. (See Exhibit 10.28 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.29* Form of Lock-up letter between the Company and certain holders of its Common Stock. (See Exhibit 10.29 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.30* Lease Letter Agreement between the Company and Simon, Sarver & Rosenberg dated July 28, 1995. (See Exhibit 10.30 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.31* Guaranty executed by the Company as of October 13, 1995 in connection with Standard Industrial Net Lease between Collins Tech RB and Rave Engineering, Inc. (See Exhibit 10.31 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996.)
10.32* Amendment to Employment Agreement dated as of September 11, 1995 between NUWAVE Engineering, Inc. and Robert I. Webb dated June 3, 1996. (See Exhibit 10.32 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996.)
10.33*           Financial Consulting Agreement between Prime Technology, Inc.
                 and Ernest

                 Chu dated January 15, 1995. (See Exhibit 10.33 to Amendment No.
                 2 to Registration Statement on Form SB-2 filed with the
                 Commission on July 3, 1996.)
10.34            Letter Agreement concerning the Gaming Technology among the
                 Company, Rave Engineering Corp. and Prime Technology, Inc.
                 dated March 24, 1997.
27               Financial Data Schedule.

*The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes, except for Exhibit 10.7 [Exclusive Worldwide License Agreement] which is modified by the Letter Agreement filed as Exhibit 10.34 hereto.

(b)      REPORTS ON FORM 8-K:

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NUWAVE TECHNOLOGIES, INC..
                                     (Registrant)



Date: March 26, 1997             By: /s/ Gerald Zarin
                                     ---------------------
                                      Gerald Zarin
                                      Chairman of the Board, President and
                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                               DATE

/s/ Gerald Zarin            President, Chief Executive       March 26, 1997
------------------------    Officer and Chairman of
Gerald Zarin                the Board (Principal
                            Executive Officer)


/s/ Jeremiah F. O'Brien     Chief Financial Officer and      March 26, 1997
------------------------    Secretary (Principal
Jeremiah F. O'Brien         Financial Officer and
                            Accounting Officer)


/s/ Ed Bohn                 Director                         March 26, 1997
Ed Bohn

/s/ Lyle Gramley            Director                         March 26, 1997
Lyle Gramley

/s/ David Kwong             Director                         March 26, 1997
David Kwong

/s/ Joseph A. Sarubbi       Director                         March 26, 1997
------------------------
Joseph A. Sarubbi

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Index to Financial Statements


                                                                                    Page(s)
                                                                                    -------

Report of Independent Accountants.................................................F-2

Balance Sheets as of December 31, 1995 and as of December 31, 1996................F-3  - F-4

Statements of Operations for the period from July 17, 1995 (inception) to
         December 31, 1995, for the year ended December 31, 1996 and for the cumulative period from July 17, 1995 (inception) to December 31, 1996....F-5

Statements of Stockholders' Equity for the period from July 17, 1995 (inception)
         to December 31, 1995 and for the year ended December 31, 1996............F-6  - F-7

Statements of Cash Flows for the period from July 17, 1995 (inception) to
         December 31, 1995, for the year ended December 31, 1996, and for the cumulative period July 17, 1995 (inception) to December 31, 1996.........F-8  - F-9

Notes to Financial Statements.....................................................F-10 - F-24

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Nuwave Technologies, Inc.:

We have audited the accompanying balance sheets of NUWAVE TECHNOLOGIES, INC. (a development stage enterprise) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the period from July 17, 1995 (inception) to December 31, 1995 and for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuwave Technologies, Inc., as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the period from July 17, 1995 (inception) to December 31, 1995 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                    COOPERS & LYBRAND L.L.P.

New York, New York
March 26, 1997.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                                                           ASSETS

                                                                                        December 31,           December 31,
                                                                                            1995                   1996
                                                                                     ----------------       ----------------
Current assets:

           Cash and cash equivalents                                                        $372,800             $6,057,941

           Prepaid expenses and other current assets                                          21,691                 91,909

                                                                                     ----------------       ----------------

                               Total current assets                                          394,491              6,149,850

Property and equipment                                                                         7,737                 69,773

Other assets, including deferred financing costs of $20,100 at
December 31, 1995                                                                             24,100                 72,275
                                                                                     ----------------       ----------------

                               Total assets                                                 $426,328             $6,291,898
                                                                                     ================       ================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

           Accounts payable and accrued liabilities                                          $99,044               $373,110

Long-term debt                                                                               250,675
                                                                                     ----------------       ----------------

                               Total liabilities                                             349,719                373,110
                                                                                     ----------------       ----------------

Commitments and contingencies (Note 9)

Stockholders' equity:

           Series A Convertible Preferred Stock, noncumulative, $.01
           par value; authorized 1,000,000 shares; issued and
           outstanding 600,000 shares as of December 31, 1995
           ($900,000 liquidation preference as of December 31, 1995)                           6,000

           Preferred stock $.01 par value; authorized 1,000,000 shares;
           issued and outstanding - none as of December 31, 1996.
           (Such preferences and rights to be designated by the Board of Directors)

           Common stock, $.01 par value; authorized 8,000,000 shares as of
           December 31, 1995, and 20,000,000 shares as of December 31, 1996;
           issued and outstanding 2,005,000 shares and 5,325,000 shares as of
           December 31, 1995 and December 31, 1996, respectively                              20,050                 53,250


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                 Balance Sheets


                                                                                        December 31,          December 31,
                                                                                           1995                  1996
                                                                                     ---------------        ----------------
           Additional paid in capital                                                        999,550             11,206,778

           Deferred equity costs                                                             (38,400)

           Deficit accumulated during the development stage                                 (910,591)            (5,341,240)
                                                                                     ----------------       ----------------

                               Total stockholders' equity                                     76,609              5,918,788
                                                                                     ----------------       ----------------

                               Total liabilties and stockholders' equity                    $426,328             $6,291,898
                                                                                     ================       ================

   The accompanying notes are an integral part of these financial statements.

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                            Statements of Operations

                                                                             Cumulative from
                                               July 17, 1995                  July 17, 1995
                                                (inception)       Year        (inception)
                                                    to            ended            to
                                                December 31    December 31     December 31
                                                    1995          1996           1996
                                                -----------   -------------   -------------


Operating expenses:

Research and development expenses               $  (491,122)  $  (1,620,594)  $  (2,111,716)

General and administrative expenses                (417,664)     (1,808,567)     (2,226,231)
                                                -----------   -------------   -------------

                                                   (908,786)     (3,429,161)     (4,337,947)
                                                -----------   -------------   -------------

                Loss from operations               (908,786)     (3,429,161)     (4,337,947)
                                                -----------   -------------   -------------

Other income (expense):

                Interest income                       3,870         172,539         176,409

                Interest expense                     (5,675)       (325,867)       (331,542)
                                                -----------   -------------   -------------

                                                     (1,805)       (153,328)       (155,133)
                                                -----------   -------------   -------------

Net loss before extraordinary item                 (910,591)     (3,582,489)     (4,493,080)

                Extraordinary item                                 (848,160)       (848,160)
                                                -----------   -------------   -------------


                Net loss                        $  (910,591)  $  (4,430,649)  $  (5,341,240)
                                                ===========   =============   =============

Loss per share:

                Weighted average number of
                common shares outstanding         1,941,706       3,767,403
                                                ===========   =============

                Net loss per share before
                extraordinary item              $     (0.47)  $       (0.95)


                Net loss per share on
                extraordinary item                            $       (0.23)
                                                -----------   -------------

                Net loss per share              $     (0.47)  $       (1.18)
                                                ===========   =============

   The accompanying notes are an integral part of these financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                       Statements of Stockholders' Equity



                                         Series A                                                              Deficit
                                        Convertible                                                          Accumulated
                                      Preferred Stock         Common Stock       Additional     Deferred      During the
                                      ---------------         ------------         Paid-in       Equity      Development
                                    Shares       Amount   Shares       Amount      Capital        Costs         Stage        Total
                                    ------       ------   ------       ------      -------        -----         -----        -----
Common shares issued in connec-
tion with the formation of the
company.............................                     2,060,000     $20,600                                              $20,600

Common shares returned and retired
without consideration...............                      (125,000)     (1,250)     $1,250

Sale of Series A convertible pre-
ferred stock for cash of $1.50 per
share............................... 600,000     $6,000                            894,000                                  900,000

Common shares issued with initial
bridge notes payable for cash of
$1.50 per share.....................                        70,000         700     104,300                                  105,000

Costs incurred in connection with
equity financing....................                                                           $(38,400)                    (38,400)

Net loss for the period from July
17, 1995 (inception) to December
31, 1995............................                                                                         $(910,591)    (910,591)
                                     -------    -------  ---------     -------    --------     --------      ---------    ---------
Balance at December 31, 1995........ 600,000     $6,000  2,005,000     $20,050    $999,550     $(38,400)     $(910,591)   $  76,609


Common shares issued in connec-
tion with the exchange of the
initial bridge notes for 14 bridge
units...............................                        70,000         700     139,300                                  140,000

Common shares issued with bridge
notes payable for cash of $2.00
share...............................                       330,000       3,300     656,700                                  660,000

Costs incurred in connection with
the private placement offering
relating to the equity financing....                                              (134,000)      13,400                    (120,600)

Common shares issued  in connec-
tion with the initial public offering
for cash of $5.00 per share.........                     2,300,000      23,000  11,477,000                               11,500,000

2,530,000 common stock purchase
warrants issued in connection with
the initial public offering for cash of
$0.10 per warrant...................                                               253,000                                  253,000

220,000 common stock purchase warrants and
220,000 redeemable warrants issued to the
underwriter in connection with the initial
public offering for cash of $10.00....                                                  10                                       10


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                       Statements of Stockholders' Equity



                                         Series A                                                          Deficit
                                        Convertible                                                      Accumulated
                                      Preferred Stock         Common Stock     Additional     Deferred    During the
                                      ---------------         ------------       Paid-in       Equity    Development
                                     Share       Amount    Shares      Amount    Capital        Costs        Stage        Total
                                   ----------  --------- -----------  -------  --------------  -------    -----------    ----------
Conversion of 600,000 preferred
shares into 600,000 common
shares in connection with the
initial public offering..........    (600,000)    (6,000)   600,000    6,000

Costs incurred in connection with
the initial public offering......                                                (2,214,582)    25,000                   (2,189,582)

Common shares issued in connection
with the exercise of 20,000 stock
options for cash of  $1.50 per
share............................                            20,000      200         29,800                                  30,000

Net loss for the year ended
December 31, 1996..................                                                                        (4,430,649)   (4,430,649)
                                   ----------  --------- -----------  -------  --------------  -------    -----------    ----------
Balance at December 31, 1996.......         -  $       -  5,325,000  $53,250    $11,206,778     $    -    $(5,341,240)   $5,918,788
                                   ==========  ========= ===========  =======  =============   =======    ===========    ==========

   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents

                                                                                                     Cumulative
                                                                                                        from
                                                               July 17, 1995                        July 17, 1995
                                                                (inception)           Year           (inception)
                                                                     to               ended              to
                                                                December 31,      December 31,      December 31,
                                                                    1995              1996              1996
                                                              -----------------  ----------------  ----------------


Cash flows from operating activities:


       Net loss                                                      $(910,591)      $(4,430,649)      $(5,341,240)

       Adjustments to reconcile net loss to net cash used in operating activities:

       Extraordinary item                                                                848,160           848,160

       Depreciation expense                                                860            18,856            19,716

       Amortization of unamortized debt discount                         5,675           163,103           168,778

       Amortization of deferred financing costs                                           89,062            89,062

       Issuance of common stock for services rendered                   20,600                              20,600

       Increase in prepaid expenses and other current                  (21,691)          (70,218)          (91,909)
       assets

       Increase in accounts payable and accrued                         99,044           274,066           373,110
       liabilities

       Increase in other assets                                         (4,000)          (68,275)          (72,275)
                                                              -----------------  ----------------  ----------------

                       Net cash used in operating                     (810,103)       (3,175,895)       (3,985,998)
                       activities
                                                              -----------------  ----------------  ----------------

Cash flows from investing activities:

       Purchase of property and equipment                               (8,597)          (80,892)          (89,489)
                                                              -----------------  ----------------  ----------------

                       Net cash used in investing                       (8,597)          (80,892)          (89,489)
                       activities
                                                              -----------------  ----------------  ----------------

The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents

                                                                                                   Cumulative from
                                                                   July 17, 1995                    July 17, 1995
                                                                    (inception)                      (inception)
                                                                        to          Year ended             to
                                                                    December 31,    December 31,      December 31,
                                                                       1995            1996               1996
                                                                   -------------    ------------    ---------------
Cash flows from financing activities:

       Proceeds from sales of Series A Convertible                     900,000                             900,000
       Preferred Stock

       Proceeds from issuance of initial bridge units                  350,000                             350,000

       Proceeds from issuance of bridge units, net of
       exchange of initial bridge notes                                                1,650,000         1,650,000

       Proceeds from IPO                                                              11,753,010        11,753,010

       Repayment of bridge notes issued in connection with
       the bridge units                                                               (2,000,000)       (2,000,000)

       Costs incurred for equity offerings                             (38,400)       (2,310,182)       (2,348,582)

       Issuance of common stock in connection with
       exercise of stock options                                                          30,000            30,000

       Deferred financing costs                                        (20,100)         (180,900)         (201,000)
                                                              -----------------  ----------------  ----------------
       Net cash provided by financing activities                     1,191,500         8,941,928        10,133,428
                                                              -----------------  ----------------  ----------------

       Net increase in cash and cash equivalents                       372,800         5,685,141         6,057,941

Cash and cash equivalents at the beginning of the period                     -           372,800                 -
                                                              -----------------  ----------------  ----------------
       Cash and cash equivalents at the end of the                    $372,800        $6,057,941        $6,057,941
       period
                                                              =================  ================  ================

Supplemental disclosure of cash flow information:

            Interest paid during the period                                              $73,702           $73,702
                                                                                 ================  ================
Supplemental disclosure of non cash investing and financing activities:

Deferred financing costs incurred in connection with
the exchange of the initial bridge notes for 14 bridge
units                                                                                   $140,000          $140,000
                                                                                 ================  ================
Deferred equity costs charged to additional paid-in
       capital in connection with the PPO                                                $13,400           $13,400
                                                                                 ================  ================

Deferred equity costs charged to additional paid-in
capital in connection with the IPO                                                       $25,000           $25,000
                                                                                 ================  ================

600,000 Series A Convertible Preferred Stock converted
into Common Stock                                                                         $6,000            $6,000
                                                                                 ================  ================

   The accompanying notes are an integral part of these financial statements

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements


1. ORGANIZATION AND BUSINESS:

         NUWAVE Technologies, Inc. (the "Company"), a development stage enterprise, was incorporated in Delaware on July 17, 1995. It was formed to develop, manufacture and market products which improve picture quality in set-top boxes, televisions, VCR's, camcorders and other video devices, by enhancing and manipulating video signals, and facilitate the production of sophisticated consumer and professional videos. It has had only a limited operating history and has not sold any of its products to date. Substantially all of the technology on which the Company's initial products were based is licensed to the Company from Rave Engineering Inc. ("Rave") pursuant to an exclusive world wide license agreement (the "License Agreement"). Since its inception in July 1995, the Company has been engaged primarily in raising funds; directing, supervising and coordinating Rave and its own Advanced Engineering Group in the continuing development of its products; pre-marketing activities; the commencement of comprehensive marketing of the NUWAVE Video processor and the recruitment of management and technical personnel, including members of the Advanced Engineering Group. The Company conducts its operations primarily in the United States.

   The Company has had no product sales and there is no assurance that the Company's research and development and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant sales of any such products. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants.

   Substantially all of its technology is licensed to the Company. If the Company were unable to comply with the terms of its License Agreement and if the License Agreement were terminated, and if the Company was unable to successfully market its NUWAVE Video Processor, the Company would not be able to continue its business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the valuation allowance in connection with deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include all cash balances, money market instruments, and other highly liquid investments with insignificant interest rate risk and original maturities of three months or less.

   The carrying amount approximates fair value because of the short-term maturity of these instruments.

PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred.

   Depreciation is charged against results of operations by an accelerated method over the estimated useful lives of the related assets.

   Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are reflected in the results of operations.

DEFERRED FINANCING COSTS

   Costs associated with obtaining debt financing and debt discounts are being amortized over the term of the related debt instruments by the interest method.

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

RESEARCH AND DEVELOPMENT EXPENSES

   Expenditures for research and development are expensed as incurred.

CONCENTRATION OF CREDIT RISK

   The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents in a commercial bank with three types of accounts, 1) an operating account where the cash balance is in excess of the FDIC insurance limit, 2) a money market fund which invests only in U.S. Government securities, and 3) United States Treasury Notes.

PER SHARE DATA

   The historic per share data has been computed on the basis of the loss for the period divided by the historic weighted average number of shares of common stock outstanding. The historic weighted average number of shares outstanding excludes the number of common shares issuable upon the exercise of outstanding stock options and Series A Convertible Preferred Stock, since such inclusion would be anti-dilutive.

   The following pro forma supplemental loss per share data has been computed as if the historic weighted average number of common shares outstanding had been increased to reflect the conversion of all Series A Convertible Preferred Stock into common stock and as if such conversion had occurred on the respective dates on which the Series A Convertible Preferred Stock was originally issued:

                                      July 17, 1995
                                       (inception)
                                            to                 Year ended
                                    December 31, 1995      December 31, 1996
                                   -------------------     ------------------
Supplemental loss per share data:
 Pro forma weighted average -
  number of common shares
  outstanding
                                            2,470,309              4,070,683
                                   ===================     ==================
Pro forma net loss per share       $             (.37)     $           (1.09)
                                   ===================     ==================


INCOME TAXES

   The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax bases of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

RECLASSIFICATIONS

   Certain reclassifications were made to the 1995 financial statements to conform to the current presentation.

IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in February 1997, which is effective for calendar year 1997. The Company will adopt the new earnings per share computations and disclosure requirements in its financial statements for the year ending December 31, 1997. However, the impact on Earnings Per Share calculations has not yet been determined.

3. PROPERTY AND EQUIPMENT:

   Property and equipment consist of the following:

                           Useful Lives     December 31,    December 31,
                             in Years           1995            1996
                          --------------    ------------    ------------

   Furniture and Fixtures .      10                             $ 4,164
   Computers  . . . . . . .       5              $3,658          51,928
   Equipment  . . . . . . .       5               4,939          33,397
                                            ------------    ------------
                                                  8,597          89,489

       Less, accumulated
        depreciation  . . .                         860          19,716
                                            ------------    ------------
                                                 $7,737         $69,773
                                            ============    ============

4. DEFERRED EQUITY COSTS:

   Deferred equity costs consist of the following:

                                            December 31,
                                                1995
                                            ------------

     Deferred costs in connection with
     the Private Placement Offering             $13,400
     Deferred costs in connection with the
     Initial Public Offering ("IPO"). . . .      25,000
                                            ------------
                                                $38,400
                                            ============
                                      F-12

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

   Accounts payable and accrued expenses consist of the following:

                                            December 31,    December 31,
                                                1995            1996
                                            ------------    ------------

     Accounts payable . . . .                   $22,803        $150,504
     Legal and accounting
        fees  . . . . . . . .                    62,296         125,378
     Accrued payroll. . . . .                    11,654          89,098
     Payroll taxes payable. .                     2,291           8,130
                                            ------------    ------------
                                                $99,044        $373,110
                                            ============    ============

6. LONG-TERM DEBT:

   Long-term debt consists of the following:

                                             December 31,
                                                 1995
                                             ------------

10% initial bridge notes payable
("initial bridge notes"), less
unamortized debt discount of $99,325.           $250,675

                                             ------------
                                                $250,675
                                             ============

         On December 15, 1995, the Company entered into a loan and stock purchase agreement with a Series A Convertible Preferred stockholder

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

(see Note 7), whereby the Company issued 14 initial bridge units, each unit consisting of the Company's unsecured initial bridge notes in the principal amount of $25,000 and 5,000 shares of the Company's common stock with a fair market value of $1.50 per share for proceeds of $350,000. The initial bridge notes bear interest at the rate of 10% per annum and mature the earlier of June 30, 1997 or the completion of the Private Placement Offering ("PPO").

         After giving effect to the amortization of the initial bridge notes debt discount described in Note 2, the effective interest rate of the initial bridge notes is 33% per annum.

         On February 1, 1996, the Company offered to the initial bridge noteholder an option to exchange the initial bridge notes for the equivalent number of units offered in the PPO. On March 1, 1996 the initial bridge noteholder elected to exchange the initial bridge notes for 14 bridge units.

         On March 1 and March 27, 1996, the Company sold and exchanged to accredited investors 66 units and 14 units (the "bridge units") respectively, in its PPO. Each bridge unit consisted of (i) a senior subordinated non-negotiable promissory note ("Bridge Notes") in the principal amount of $25,000, bearing interest at the rate of 10% per annum, due and payable on the earlier of (a) the closing of the IPO of the Company's common stock, (b) June 30, 1997, or (c) the closing of any transaction in which any class of the Company's securities is exchanged for securities of an issuer that is required to file reports pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 and (ii) 5,000 shares of common stock with a fair market value of $2.00 per share.

         After giving effect to the amortization of the Bridge Notes debt discount described in Note 2, the effective interest rate of the Bridge Notes is 49%.

         On July 9, 1996, the aggregate principal amount of the Bridge Notes issued in the PPO of $2,000,000 and accrued interest of $73,652 was repaid upon the consummation, and out of the proceeds, of the IPO.



7. CAPITAL TRANSACTIONS (SEE NOTE 6):

COMMON STOCK

         On July 17, 1995, the Company issued 2,060,000 shares of common stock for a fair market value of $.01 per share as consideration for services rendered in connection with the formation of the Company, as follows:


   o 1,090,000 shares to Prime Technologies, Inc. ("Prime"). Rave and two members of the Company's Board of Directors have ownership interests in Prime of 22%, 22% and 16%, respectively;

   o 450,000 shares to the Company's President;

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

   o 450,000 shares to three entities affiliated with an individual who was then a member of the Company's Board of Directors; and

   o 70,000 shares to individuals who were either employees of, or consultants to, the Company.

   On April 30, 1996, the board of directors and the Company's stockholders authorized the increase in the shares of common stock to 20,000,000 common shares, par value $.01 per share.

   In July 1996, the Company completed an IPO in which it sold 2,300,000 common shares and 2,530,000 Redeemable Common Stock Purchase Warrants (the "Warrants") to purchase an additional 2,530,000 common shares. The Warrants are exercisable at $5.50 per share commencing on July 3, 1997, and have an expiration date of July 3, 2001. The Warrants are redeemable by the Company at any time commencing twelve months after the date of the IPO (or earlier with the prior written consent of the Underwriter) on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid quotation of the Common Stock as reported on the NASDAQ Stock Market, if traded thereon, or if not traded thereon, the average closing sale price of the Common Stock if listed on a national securities exchange (or other reporting system that provides last sale prices), has been at least 150% of the then current exercise price of the Warrants (initially, $8.25 per share), for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption. The Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption. The Underwriter will receive from the Company a warrant solicitation fee of five percent (5%) of the aggregate exercise price of the warrants exercised if the market price of the Common Stock is greater than the exercise price of the Warrants on the date of exercise.

   Also in connection with the IPO, the Company issued to the Underwriter, for an aggregate purchase price of $10.00, 220,000 warrants to purchase Common Stock and 220,000 Redeemable Warrants to purchase 220,000 Redeemable Warrants (the "Underwriter's Warrants"). The Underwriter's Warrants will be non-exercisable for one year after the effective date of the IPO. Thereafter, for a period of four years, the Underwriter's Warrants will be exercisable at an amount of 165% above the offering price of the Common Stock and Warrants. The warrants expire five years after the date of issue. The Underwriter's Warrants are not transferable for a period of one year after the date of the IPO, except to officers of the Underwriter, members of the selling group and their officers and partners.

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

PREFERRED STOCK

   During July and August 1995, the Company sold 600,000 shares of Series A Convertible Preferred Stock for $900,000 to several investors, one of whom was the purchaser of the initial bridge notes. The preferred shares are convertible into common shares on a one-for-one basis, either at the option of each holder or automatically upon the effective date of an IPO. The Series A Convertible Preferred Stock had a liquidation preference of $1.50 per share.

   On April 30, 1996, the board of directors and the Company's stockholders authorized an additional 1,000,000 shares of preferred stock, $.01 par value, which may have such preferences and rights as the board of directors may designate.

   On July 3, 1996, the effective date of the IPO, the Series A Convertible Preferred Stock consisting of 600,000 shares was converted to common shares on a one for one basis.



STOCK OPTIONS

   The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not more than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to non employees, for goods or services, the fair value of these options are included in operating results as an expense.

A summary of the Company's stock option activity and related information, is as follows:

                   Number     Exercise      Weighted -
                   of         Price          Average           Number of
                   Common     Range per      Exercise           Shares
                   Shares      Share         Price             Exercisable
                   ------------------------------------------------------
Granted            315,000     $ 1.50        $ 1.50
                   ---------
Outstanding at
December 31, 1995  315,000     $ 1.50        $ 1.50             260,714
                                                               =========
Granted             67,000 $ 2.00 - $ 5.75   $ 2.67

Exercised          (20,000)    $ 1.50        $ 1.50
                  ---------
Outstanding at
December 31, 1996  362,000 $ 1.50 - $ 5.75   $ 1.72             311,524
                  ---------                                    =========

   Effective July 17, 1995, the Company granted to its Vice President of

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

Finance options to purchase 25,000 shares of common stock, exercisable at $1.50 per share. The first 10,714 options vested immediately, the remainder vest equally on July 17, 1996 and July 17, 1997. The options expire on the fifth anniversary of their vesting.

   On July 20, 1995, the Company granted to its President, as part of his employment agreement, options to purchase 200,000 shares of common stock, exercisable at $1.50 per share. The options were 100% vested at the date of grant and expire on December 31, 2000. The options may be canceled if the President resigns or is terminated for cause.

   On September 11, 1995, the Company granted to its Vice President of Marketing/Technical Development, as part of his employment agreement, options to purchase 70,000 shares of common stock, exercisable at $1.50 per share. 30,000 options vested immediately; the remainder vest equally on September 11, 1996 and 1997. The options expire on the fifth anniversary of their vesting.

   On November 9, 1995, the Company granted to a director options to purchase 20,000 shares of common stock, exercisable at $1.50 per share. The options vested at the date of grant. The Director exercised his options as of June 30, 1996.

   On March 1, 1996, the Company granted to its Vice President of Finance options to purchase 5,000 shares of common stock, exercisable at $2.00 per share. The options vested immediately and expire on March 1, 2001.

   On March 1, 1996, the Company granted to a director options to purchase 15,000 shares of common stock, exercisable at $2.00 per share. The options vested immediately and expire on March 1, 2001.

   On March 1, 1996, the Company granted to a director, options to purchase 35,000 shares of common stock, exercisable at $2.00 per share. The first 11,667 options vested immediately, 11,667 vest March 1, 1997, and 11,666 vest March 1, 1998. The options expire on the fifth anniversary of their vesting. The director exercised his vested options as to 23,334 shares of common stock on March 19, 1997.

PERFORMANCE INCENTIVE STOCK OPTION PLAN

   On January 31, 1996, the Company adopted its 1996 Performance Incentive Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted to key employees and consultants (the "Participants") by certain disinterested directors of the Board of Directors. Any incentive option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A nonqualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) must have an exercise price of at least the par value of the stock. Stock appreciation rights may be granted in conjunction

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

with the grant of an incentive or nonqualified option under the Plan or independently of any such stock option. The directors determine the vesting of the options under the Plan at the date of grant. A maximum of 260,000 options can be awarded under the Plan. As of December 31, 1995 and December 31, 1996, respectively, no options have been issued.

   In connection with the underwriter's agreement, for a period of eighteen months from the effective date of the IPO, the Company cannot issue any shares of common or preferred stock, or any warrants, options or other rights to purchase common or preferred stock except for 205,000 options to be issued under the Plan for not less than $5.00 per share and not below the market price as of the date of grant without the underwriter's prior written consent.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

   On November 25, 1996, the Company established a Non-Employee Director Stock Option Plan (the "Director's Plan"). The Director's Plan provides that each member of the Board of Directors (an "Eligible Director") who otherwise (1) is not currently an employee of the Company, or (2) is not a former employee still receiving compensation for prior services (other than benefits under a tax-qualified pension plan) shall be eligible for the grant of stock options under the Director's Plan. Each Eligible Director at the time of his election to the Board of Directors, shall be granted an option to purchase 3,000 shares of the Company's common stock at an exercise price equal to the closing price of such common stock at the close of business at the date of such grant, such option to vest immediately and to expire five years from the date of such grant.

   Beginning with the next annual meeting of the stockholders of the Company and provided that a sufficient number of shares remain available under the Director's Plan, each year immediately following the date of the annual meeting of the Company there automatically will be granted to each Eligible Director who is then serving on the Board an option to purchase 5,000 shares of the Company Common Stock. The first 1,000 options vest immediately, the remainder vest equally over the next four years from the date of grant and are exercisable at the closing price of such shares of common stock at the date of grant. Such options expire five years from the date of vesting.

   On November 25, 1996, four Eligible Directors were each granted 3,000 stock options at an exercise price of $5.75 per share. The maximum number of shares of Common Stock with respect to which options may be granted under the Director's Plan is 80,000 shares. As of December 31, 1996, there are 68,000 stock options reserved for issuance in the Director's Plan.

   Adoption of the Director's Plan (which has been approved by the underwriter) and the grants of the options provided for therein are subject to the approval of the Company's shareholders.


   Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation are shown below.

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

   Exercise prices and weighted-average contractual lives for stock options outstanding as of December 31, 1996 are as follows:

                   Options Outstanding                   Options Exercisable
         -------------------------------------------   -----------------------
                            Weighted
                            Average         Weighted                Weighted
Range of                    Remaining       Average                 Average
Exercise   Number         Contractual       Exercise  Number      Exercisable
 Prices  Outstanding          Life           Price   Exercisable     Price
-------- -----------       -----------      -------- -----------  -----------
$ 1.50 -
$ 2.00     350,000             3.9           $ 1.57   299,524        $ 1.58

$ 5.75      12,000             4.9           $ 5.75    12,000        $ 5.75


   The following table summarizes the pro forma operating results of the Company had compensation costs for the stock options granted been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since option grants awarded during 1995 and 1996 vest over several years and additional awards are expected to be issued in the future, the pro forma results noted below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                         1995              1996
                                     -----------       -----------

Pro forma net loss                   $ 1,041,936      $ 4,496,349

Pro forma net loss per share              $ (.52)         $ (1.19)



   For the purpose of the above pro forma information, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1995 and 1996 was $.48 and $.84, respectively. The following weighted-average assumptions were used in computing the fair value of option grants for 1995 and 1996: weighted-average risk-free interest rates of 5.78% for 1995 and 5.32% for 1996; zero dividend yields for both years; volatility of the Company's Common Stock of 50% for both years; and an expected life of the options of two years for 1995 and 1996, respectively.

8. INCOME TAXES:

   There is no provision for federal, state or local income taxes for the period from July 17, 1995 (inception) to December 31, 1995, and for the year ended December 31, 1996, since the Company has incurred an operating loss. In addition, the Company has fully reserved the net potential future tax benefits resulting from its organization costs, property and equipment and net operating loss carryforward.

      The tax effect of temporary differences consists of the following:

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

                                              December 31,  December 31,
                                                     1995          1996
                                              -----------   -----------
Deferred tax assets:
   Organization costs . . . . . . .           $   187,998   $ 1,003,333
   Property and equipment                             344         7,886
   Net operating loss carryforward                168,921     1,113,801
                                              -----------   -----------
                                                  357,263     2,125,020
   Valuation allowance  . . . . .                 357,263     2,125,020
                                              -----------   -----------
                                              $        --   $        --
                                              -----------   -----------

   The net operating loss for tax purposes is composed of Internal Revenue Code
Section 174 research and development expenses plus interest expense. In addition, certain costs in the statement of operations have been capitalized under Internal Revenue Code Section 195 and will be amortized over five years commencing with the date the Company begins its trade or business, as defined by Internal Revenue Service regulations. The valuation allowance offsets all of the deferred tax assets as of December 31, 1995 and December 31, 1996.

    As of December 31, 1996, the Company has unused net operating loss carryforwards of $2,784,502 available for income tax purposes. The unused net operating loss carryforwards expire in various years from 2010 to 2011.

9. COMMITMENTS AND CONTINGENCIES:

LICENSE AND DEVELOPMENT AGREEMENTS

   Pursuant to the terms of the License Agreement dated July 21, 1995, the Company is obligated to pay to Rave royalties ("Royalties") of (i) 2 1/2 % of net sales ("Sales Royalties"), as defined, of products sold by the Company utilizing Rave's technology and (ii) 25% of any sublicensing fees received by the Company from sublicenses of the products and technology covered by the License Agreement. Payments of Sales Royalties will commence upon the earlier of
(i) accumulated net sales of licensed products and technology sold by the Company or its future sublicensees reaching an aggregate of $50,000,000, or (ii) the Company's aggregate net profits from sales of licensed products and technology equaling $5,000,000, whichever comes first. In addition, the License Agreement obligates the Company to pay $60,000 per annum to Rave for consulting services, for a period of three years, payable in $15,000 quarterly installments, in advance, plus reasonable expenses. The License Agreement also provides that Rave will receive minimum aggregate payments of Royalties and Development Fees of at least $65,000 per month (the "Rave Minimum Payments") pursuant to the Development Agreement described below. If Rave does not receive the Rave Minimum Payments, it may elect to make the License Agreement non-exclusive. If the Company fails to pay the Royalties, Rave may terminate the License Agreement and become the licensor with respect to licenses granted by the Company.

   The License Agreement became effective on July 21, 1995 and continues in force until either (1) the expiration of the last patent rights or (2) July 21, 2012, whichever is later.

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

   The Company has entered into a development agreement (the "Development Agreement") with Rave, pursuant to which the Company has formulated a development plan (the "Development Plan") extending through October 1998, with annual renewals, subject to one year's written notice. The Development Plan focuses principally on the development of the products, as defined, and will be revised from time to time to provide for the development of additional related products. The Development Agreement provides for the payment to Rave of a monthly fee which, when aggregated with the Royalties provided for in the License Agreement, must equal at least $65,000 per month. The Development Plan is to be revised by October 2, 1998 and on each anniversary thereafter for each year the Development Agreement remains in effect. The Development Agreement terminates on October 2, 1998, provided that it continues for successive 12-month periods if the parties agree to additional services to be performed by Rave and related compensation at least 12 months prior to its expiration. In addition, the Development Agreement provides for Rave to be paid an aggregate of $850,000 to purchase or lease equipment (the "Equipment") for use in developing the licensed products and technology. The payments are to be made by the Company in monthly installments of $23,611, with a lump-sum payment of $283,336 due in March 1998. The Development Agreement provides that all results of development, including unrelated developments, shall belong to the Company, and Rave will not undertake any development activities for any third parties without the consent of the Company.

   The Rave research and development expenses charged to the statement of operations for the cumulative period from July 17, 1995 (inception) to December 31, 1996 amounted to $1,560,453; from July 17, 1995 (inception) to December 31, 1995 amounted to $416,628 and for the year ended December 31, 1996 amounted to $1,143,825.


AGENCY AGREEMENT

   In order to assist it in obtaining sublicensing revenue, the Company has entered into an Agency Agreement (the "Agency Agreement") with Prime. The Agency Agreement provides that Prime will be the Company's exclusive agent for entering into sublicenses with respect to the licensed products and technology. Because its products are not fully developed, the Company has not developed a licensing program, established proposed royalties, or otherwise determined the terms or conditions of the arrangements it may want to make with proposed licensees or others. These programs will be developed in conjunction with product research and development, and with Prime pursuant to the Agency Agreement. For its services, with respect to the first $50,000,000 of aggregate net sales of the Company's licensees and sublicensees, after subtracting the payments to Rave and licensing expenses, Prime will receive 35% of net sublicense fees received by the Company, and thereafter 45%. Because the Company has retained the right to enter into licenses and sublicenses independently, payments to Prime are to be made regardless of whether the relevant sublicenses are entered into through Prime's efforts or by the Company itself. Prime will receive an additional agency fee of up to $1,500,000, of which (i) $400,000 is payable in equal monthly installments of $15,000 commencing on January 1, 1996 provided that such fee shall increase to $40,000 per month after the IPO, (ii) $400,000 is payable out of the Company's first sublicensing royalties and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000. The Agency Agreement provides that Prime will contribute its royalty participation to pay Rave in any month in which the Company, after making reasonable commercial effort, is unable to

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

make the $65,000 Rave Minimum Payment necessary to maintain the License Agreement on an exclusive basis with such amounts to be repaid by the Company to Prime out of the Company's next available royalty payment or 12 months from the date of such advance.

   The Agency Agreement terminates upon the termination of the License Agreement or upon a default, as defined in the Agency Agreement.

   The agency fee charged to operations for the cumulative period from July 17, 1995 (inception) to December 31, 1996 and for the year ended December 31, 1996 amounted to $330,000 and $330,000, respectively.

   The minimum annual commitments under the Rave License and Development Agreements, and the Agency Agreement, as of December 31, 1996 are as follows:


 For the Years Royalty and
   Ended      Development    Consulting      Equipment      Agency
 December 31,    Fees          Fees          Financing       Fees         Total
 --------    ------------   ------------    -----------      ------      -----------

   1997       $  780,000       $ 60,000       $287,201      $ 70,000     $1,197,201
   1998          585,000         60,000        354,169                      999,169
   1999                          15,000                                      15,000
            -------------   ------------    -----------   -----------   ------------
              $1,365,000       $135,000       $641,370      $ 70,000     $2,211,370
            =============   ============    ===========   ===========   ============


EMPLOYMENT AGREEMENT

   The Company has entered into an employment agreement with its President expiring December 31, 2000. The employment agreement provides for a minimum annual salary, and bonus incentives, based upon the Company meeting profit levels to be set by the Board of Directors. The agreement also provides for termination payments to the President under certain circumstances. The minimum annual salary commitment as of December 31, 1996, excluding bonus arrangements, amounts to $120,000 per annum. In addition, the President, was paid a consulting fee of $37,500 plus out-of-pocket costs in connection with the formation of the Company. The Company charged these costs to operations.

CONSULTING AND REPRESENTATIVE AGREEMENTS

   The Company has a consulting agreement with a Limited Partnership (the "Consultant") rendering business advice. One of the general partners of the Consultant is a former member of the Company's Board of Directors. In addition, this general partner is a partner in two other affiliated entities. Together the Consultant and the two other affiliated entities (which also provided services to the Company) received 450,000 shares of the Company's common stock for an aggregate consideration of $4,500 (see Note 7). The term of the agreement is for two years. The Consultant received fees of $7,500 per month until the completion of the IPO. Once the IPO was completed, the fee was reduced to $5,000 per month until the agreement terminates. In addition, the Company incurred $45,000 for consulting services rendered by the principal of the Consultant in connection with the formation of the

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

Company. The total consulting fee per the consulting agreement charged to the statement of operations for the cumulative period from July 17, 1995 (inception) to December 31, 1996 amounted to $115,000 plus out-of-pocket expenses; from July 17, 1995 to December 31, 1995 amounted to $37,500 plus out of pocket expenses and for the year ended December 31, 1996 amounted to $77,500 plus out of pocket expenses. The total aggregate consideration charged to operations in connection with the services rendered by the principal of the Consultant and his affiliated entities for the cumulative period from July 17, 1995 (inception) to December 31, 1996 amounted to $198,669; from July 17, 1995 (inception) to December 31, 1995 amounted to $88,302 and for the year ended December 31, 1996 amounted to $110,367.

   The initial bridgeholder is a limited partner in the Consultant.

   The Company entered into a consulting agreement with a consultant who is the president of Harvest Technologies, Inc. ("Harvest"). Effective August 1, 1995, the consultant provided, on a non-exclusive basis, certain services, among others: evaluation of the Company's technologies and products, assistance in the development of a marketing strategy and plan, and the recommendation of candidates for marketing and sales positions. Since inception to December 31, 1996 the Company has incurred $232,465; from July 17, 1995 (inception) to December 31, 1995 amounted to $36,497 and for the year ended December 31, 1996 amounted to $195,968 of consulting fees and out of pocket expenses for product development, which have been charged to research and development expenses.

   The Company entered into a Representative Agreement with a third party ("Representative") whereby the Representative was appointed as an exclusive sales representative for selected accounts, identified in the agreement, to obtain Strategic Alliance Contracts for the Company and to sell Products during the term of the Agreement. The term of the Agreement is from November 15, 1996 to April 30, 1997. Under the terms of the Agreement, the Representative will receive options to purchase 15,000 shares of common stock of the Company for each Strategic Alliance Contract the Company enters into solely through the efforts of the Representative. If options are granted, the options price will be equal to the fair market value as of the date of the grant and will expire five years after the date of grant. In addition, the Company shall pay the Representative a commission on net sales of all products sold by the Company solely through the efforts of the Representative if the Representative made substantial efforts to sell the Products to the purchaser during the term of this Agreement. The commission rate is based on type of sale and timing of sale, however, in no case exceeds 5% of net sales. As of December 31, 1996, no commissions have been earned, and no options have been granted, pursuant to this Agreement.

LEASES

   The Company leases shared office space on a month-to-month basis for a monthly rental of $4,200. Additional office space at a separate facility is leased for a monthly rental of $1,569. The lease for additional space expires on August 31, 1997, and is cancelable upon ninety days notice. Rent expense incurred for the cumulative period from July 17, 1995 (inception) to December 31, 1996 amounted to $43,852; from July 17, 1995 (inception) to December 31, 1995 amounted to $6,400 and for the year ended December 31, 1996 amounted to $37,452.

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

10.   EXTRAORDINARY ITEM

   The terms of the Bridge Notes of the Company contained early repayment provisions in the event the Company completed an IPO. As a result of the Company's completing an IPO in July 1996, the Bridge Notes were repaid and the unamortized financing costs of $251,938 and the unamortized debt discount of $596,222 as of that date, totaling $848,160, were written off and recorded as an extraordinary item for the year ended December 31, 1996.

11.   SUBSEQUENT EVENTS

   On February 10, 1997, the Company entered into an employment agreement with its Vice President - Sales which provides that length of employment will be a minimum of six months from the date of the agreement. As part of the agreement, the Company granted to this individual, under the Company's Plan, options to purchase 60,000 shares of common stock at $6.875 per share, the underlying value of the Company's common stock at the date of grant. 5,000 options vested immediately; 5,000 options vest on June 10, 1997; 20,000 options vest on February 10, 1998; 30,000 options vest on February 10, 1999.

   In March 1997 the Company agreed with Rave to exclude from the License Agreement certain video transmission technology which Rave may develop for application in the video game industry (the "Video Game Technology") In return, Rave agreed to pay the Company 2.5% of net sales of products using the Video Game Technology and 25% of any fees it receives from licensing such technology. The Video Game Technology is not used in any of the Company's current products, and the Company has no current plans to develop it.