Form 10QSB
period 1997-03-31
NUWAVE TECHNOLOGIES INC
filed 1997-05-19
CIK 1009802

         As filed with Securities and Exchange Commission on May 15, 1997

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB

(Mark one)
   [x]	    Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1997

                                     or

   [ ]	    Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the transition period from           to

   	                   Commission file number 0-28606

                        	NUWAVE TECHNOLOGIES, INC.
    	(Exact name of small business issuer as specified in its charter)

           	Delaware	                                22-3387630
	(State or other jurisdiction of         (I.R.S. Employer Identification No.)
	incorporation or organization)

	One Passaic Avenue, Fairfield, New Jersey	            07004
	(Address of principal executive offices)	           (Zip Code)

      	Issuer's telephone number, including area code:  (201) 882-8810

	Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.	Yes [X] No [ ]

	          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.     	Yes [ ]	No [ ]

              	APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997: 5,348,334

	Transitional Small Business Disclosure Format: 	Yes[]	No[X]

==============================================================================

                   					NUWAVE TECHNOLOGIES, INC.
                     (A Development Stage Enterprise)

                             FORM 10-QSB

INDEX

PART I - FINANCIAL INFORMATION

 ITEM 1.   CONDENSED FINANCIAL STATEMENTS

		Balance Sheets - December 31, 1996 and March 31, 1997 (unaudited)  	P.  3

		Statements of Operations - For the three month periods ended
       March 31, 1996 (unaudited) and March 31, 1997 (unaudited)
       and for the period July 17, 1995 (inception) to
       March 31, 1997 (unaudited)							                              P.  4

		Statements of Cash Flows - For the three month periods ended March 31, 1996 (unaudited) and March 31, 1997 (unaudited)
       and for the period from July 17, 1995 (inception) to
       March 31, 1997 (unaudited)                                     P.  5

		Notes to Condensed Financial Statements			                          P.  6

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  		P.  7

PART II - OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	                                           P. 12

	ITEM 2.	CHANGES IN SECURITIES	                                       P. 12

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	                             P. 12

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	         P. 12

	ITEM 5.	OTHER INFORMATION	                                           P. 12

	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	                            P. 12

SIGNATURES	                                                           P. 13

                                       NUWAVE TECHNOLOGIES, INC.
                                    (A Development Stage Enterprise)

                                             Balance Sheets

                                                 ASSETS

                                                                                December 31,            March 31,
                                                                                    1996                  1997
                                                                                ------------          ------------
                                                                                                       (unaudited)
Current assets:

     Cash and cash equivalents                                                  $  6,057,941          $  4,950,944

     Prepaid expenses and other current assets                                        91,909                89,936
                                                                                ------------          ------------

               Total current assets                                                6,149,850             5,040,880

Property and equipment                                                                69,773                80,466

Other assets                                                                          72,275               102,750
                                                                                ------------          ------------

               Total assets                                                     $  6,291,898          $  5,224,096
                                                                                ============          ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                                   $    373,110          $    241,191
                                                                                ------------          ------------

               Total liabilities                                                     373,110               241,191
                                                                                ------------          ------------

Commitments and contingencies

Stockholders' equity:

     Series A Convertible Preferred Stock, noncumulative,
     $.01 par value; authorized 1,000,000 shares; issued and outstanding - none as of December 31, 1996 and March 31, 1997

     Preferred stock, $.01 par value; authorized
     1,000,000 shares; issued and outstanding - none as of December 31, 1996 and March 31, 1997, respectively (Such preferences and rights to be designated by the Board of the Board of Directors)

     Common stock, $.01 par value; authorized
     20,000,000 shares as of December 31, 1996,
     and March 31, 1997; issued and outstanding
     5,325,000 shares and 5,348,334 shares as of
     December 31, 1996 and March 31, 1997, respectively                               53,250                53,483

     Additional paid in capital                                                   11,206,778            11,253,213

     Deficit accumulated during the development stage                             (5,341,240)           (6,323,791)
                                                                                ------------          ------------

               Total stockholders' equity                                          5,918,788             4,982,905
                                                                                ------------          ------------

               Total liabilities and stockholders' equity                        $  6,291,898          $  5,224,096
                                                                                ============          ============
The accompanying notes are an integral part of these condensed financial statements

                                  NUWAVE TECHNOLOGIES, INC
                              (A Development Stage Enterprise)

                                  Statements of Operations


                                                                                       Cumulative from
                                                                                        July 17, 1995
                                                   Three months      Three months        (inception)
                                                      ended             ended                 to
                                                     March 31,         March 31,           March 31,
                                                       1996              1997               1997
                                                   ------------      ------------      ---------------
                                                    (unaudited)       (unaudited)        (unaudited)
Operating expenses:

Research and development expenses                  $   (277,033)     $   (355,405)     $    (2,467,121)

General and administrative expenses                    (218,345)         (692,207)          (2,918,438)
                                                   ------------      ------------      ---------------

                                                       (495,378)       (1,047,612)          (5,385,559)
                                                   ------------      ------------      ---------------

           Loss from operations                        (495,378)       (1,047,612)          (5,385,559)
                                                   ------------      ------------      ---------------

Other income (expense):

           Interest income                                3,223            65,061              241,470

           Interest expense                             (67,361)                              (331,542)
                                                   ------------      ------------      ---------------

                                                        (64,361)           65,061              (90,072)
                                                   ------------      ------------      ---------------

Net loss before extraordinary item                     (559,516)         (982,551)          (5,475,631)

           Extraordinary item                                                                 (848,160)
                                                   -------------     -------------     ---------------

           Net loss                                $   (559,516)     $    (982,551)    $    (6,323,791)
                                                   =============     =============     ===============

Loss per share:

           Weighted average number of
           common shares outstanding                   2,096,735         5,328,111
                                                   =============     =============


           Net loss per share                      $       (0.27)    $       (0.18)
                                                   =============     =============

The accompanying notes are an integral part of these condensed financial statements

                                   NUWAVE TECHNOLOGIES, INC.
                               (A Development Stage Enterprise)

                                   Statements of Cash Flows

                       Increase (decrease) in cash and cash equivalents

                                                                                                          Cumulative
                                                                                                              from
                                                                                                         July 17, 1995
                                                                    Three Months      Three Months        (inception)
                                                                       ended             ended                to
                                                                      March 31,         March 31,          March 31,
                                                                        1996              1997               1997
                                                                    ------------      ------------       ------------
                                                                     (unaudited)       (unaudited)        (unaudited)
Cash flows from operating activities:
   Net loss                                                         $   (559,516)     $   (982,551)      $ (6,323,791)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Extraordinary item                                                                                         848,160
   Depreciation expense                                                    1,090            10,013             29,729
   Amortization of unamortized debt discount                              30,950                              168,778
   Amortization of deferred financing costs                               17,895                               89,062
   Issuance of common stock for services
   rendered                                                                                                    20,600
   Decrease (increase) in prepaid expenses
   and other current assets                                              (29,261)            1,973            (89,936)
   Increase (decrease) in accounts payable
   and accrued liabilities                                               117,925          (131,919)           241,191
   Increase in other assets                                                                (30,475)          (102,750)
                                                                    ------------      ------------       ------------

           Net cash used in operating activities                        (420,917)       (1,132,959)        (5,118,957)
                                                                    ------------      ------------       ------------

Cash flows from investing activities:
   Purchase of property and equipment                                     (8,041)          (20,706)          (110,195)
                                                                    ------------      ------------       ------------

           Net cash used in investing activities                          (8,041)          (20,706)          (110,195)
                                                                    ------------      ------------       ------------

Cash flows from financing activities:
   Proceeds from sales of Series A
   Convertible Preferred Stock                                                                                900,000
   Proceeds from issuance of initial bridge
   units                                                                                                      350,000
   Proceeds from issuance of bridge units,
   net of exchange of initial bridge notes                             1,650,000                            1,650,000
   Proceeds from IPO                                                                                       11,753,010
   Repayment of bridge notes issued in
   connection with bridge units                                                                            (2,000,000)
   Costs incurred for equity offerings                                  (413,520)                          (2,348,582)
   Issuance of common stock in connection with                                                                 76,668
   exercise of stock options                                                                46,668
   Deferred financing costs                                             (180,900)                            (201,000)
                                                                    ------------      ------------       ------------

   Net cash provided by financing activities                            (594,420)           46,668         10,180,096
                                                                    ------------      ------------       ------------

   Net increase (decrease) in cash and
   cash equivalents                                                      626,622        (1,106,997)        4,950,944
Cash and cash equivalents at the beginning of
   the period                                                            372,800         6,057,941
                                                                    ------------      ------------       ------------

   Cash and cash equivalents at the end
           of the period                                            $    999,422      $  4,950,944       $  4,950,944
                                                                    ============      ============       ============

Supplemental disclosure of cash flow information:
   Interest paid during the period                                                                       $     73,702
                                                                                                         ============

Supplemental disclosure of non cash investing
   and financing activities:
Deferred financing costs incurred in connection
with the exchange of the initial bridge notes
14 bridge units                                                     $    140,000                         $    140,000
                                                                    ============                         ============


Deferred equity costs charged to additional
paid in capital in connection with the PPO                          $     13,400                         $     13,400
                                                                    ============                         ============


Deferred equity costs charged to additional
paid-in capital in connection with the IPO                                                                $    25,0000
                                                                                                          ============

    The accompanying notes are an integral part of these condensed financial statements

                     NUWAVE TECHNOLOGIES, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis Of Interim Financial Statement Preparation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1997.


2.   Capital Transactions

    	On March 19, 1997, a director exercised options with respect to 23,334 shares of common stock at $2.00 per share.


3.   Subsequent Event

     On April 22, 1997, the Company deposited $300,000 into a certificate of deposit maturing July 22, 1997. The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit in the amount of $300,000 opened by the Company to guarantee monthly equipment lease payments to be made by the Company on behalf of Rave Engineering pursuant to the Development Agreement. The standby letter of credit will be reduced by any payments made in support of the equipment lease. Any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     The Company, a development stage enterprise organized in July 1995, was formed to develop, manufacture and market products which improve picture quality image in set top boxes, televisions, VCR's, camcorders and other video devices by enhancing and manipulating video signals, and facilitate the production of sophisticated consumer and professional videos. Since its inception the Company has been engaged primarily in raising funds, directing, supervising and coordinating the activities of Rave Engineering Corporation and its Advanced Engineering Group (see below) in the continuing development of the NUWAVE Video Processor, the Softsets, the NUWAVE Dual Time Base Corrector, the NUWAVE Ministudio and the Magic Card (see product descriptions below), pre-marketing and more recently the commencement of a comprehensive marketing of the NUWAVE Video Processor and the recruitment of management and technical personnel, including members of the Advanced Engineering Group. In July 1996 the Company completed an Initial Public Offering (the "IPO") of its common stock and warrants from which it received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. The Company is using the proceeds of the IPO to develop, commercialize and market its products. The Company has not licensed or sold any of its products or technologies.

      At the time of the IPO, the Company had produced and tested fully operational working prototypes of (1) an analog video processor which significantly enhances video picture quality ("AVP"), (2) another video enhancement device which combined the AVP with digitally based frame extrapolation and video noise reduction circuits for use in NTSC or PAL standard devices (the "Magic Card"), and (3) a time base corrector providing for analog to digital conversion and the synchronization of up to three video sources used for video editing (the "NUWAVE Dual TBC"). It had also produced an initial prototype of a video editing "studio" mounted on PCBs (the "NUWAVE Ministudio"). The AVP, the NUWAVE Dual TBC, the Magic Card and the NUWAVE Ministudio are called the "Initial Products."

      During the last nine months, the Company has established an Advanced Engineering Group (the "Advanced Engineering Group"). The Advanced Engineering Group is made up of employees and third party consultants who work with the Company on a project by project basis to support the continuing development of its products and related technology and the identification of additional sources of new technology. The Company, through its Advanced Engineering Group, has significantly enhanced the performance of the original AVP to create the "NUWAVE Video Processor." The Advanced Engineering Group also has developed a separate proprietary software product ("Softsets") which provides end users and manufacturers who use the NUWAVE Video Processor in their products with an option to manipulate the attributes of video images to their own taste or standards. In late January 1997, the Company began marketing the NUWAVE Video Processor and Softsets. It has also concluded commercial development of the first version of its NUWAVE Dual TBC and certain related products. The Company anticipates marketing the TBC products in the second half of 1997.

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

     As of March 31, 1997, the Company had a deficit accumulated during the development stage of $6,323,791, which includes the net loss for the three months ended March 31, 1997 of $982,551. The loss for the quarter included $692,207 in general and administrative expenses, representing an increase of $473,862 compared to the three month period ended
March 31, 1996. Such increase was primarily a result of sales and marketing efforts ($286,467) discussed more fully below and general operating expenses as a result of the Company's planned growth and expansion following the IPO, including increased personnel and payroll costs ($70,600), professional and legal services costs ($33,500) and insurance costs ($36,300). The Company will continue to have a high level of operating expenses and will be required to make significant contractual expenditures in connection with its research and development activities and the production and marketing of its proposed products and technologies. Although the Company anticipates deriving some revenue from the sale of the NUWAVE Video Processor and the NUWAVE TBC products within the next 12 months, no assurance can be given that these products will be successfully marketed during such period, and the Company has projected its expenses based on the assumption that it will receive no revenues from the sale of its products during the next
12 months. Even if revenues are produced from the sale or license of products, the Company expects to continue to incur substantial losses for at least the next 12 months. See "Liquidity and Capital Resources."

Marketing and Distribution

     In late January 1997, the Company began a comprehensive marketing program of the NUWAVE Video Processor and Softsets through sales presentations to prospective customers. Although the Company is unable to predict whether its marketing efforts will be successful, it believes that the products have been well received, and several potential customers have indicated their desire to continue discussions. The Company believes that achieving significant market acceptance and commercialization of the Company's products will require substantial marketing efforts and the expenditure of significant funds to establish market awareness of the Company and its products. The Company anticipates spending approximately $1,000,000 over the next 12 months to continue the development and implementation of a formal advertising and marketing communications program for this purpose. During the past nine months, the Company has recruited a Director of Marketing Communications in addition to hiring a professional marketing communications firm to assist in the development and implementation of this program.

     The Company initially intends to market the NUWAVE Video Processor to manufacturers of set top boxes, televisions, multimedia computers and teleconferencing equipment as well as broadcasting and video production professionals. The Company has also created a separate sales and marketing group under the ProWAVE banner to market and distribute a line of products to the professional and commercial video markets(e.g. medical imaging and security systems). In addition to direct sales, the Company may license the manufacture of its products and use of its technology in situations where such arrangements are to the Company's economic advantage. However, because its emphasis has been on direct sales and OEM manufacturing, the Company has not yet developed a licensing program, established proposed royalties or otherwise determined the terms or conditions of the arrangements it may want to make with proposed licensees or others. These programs will be developed and considered in conjunction with and pursuant to the terms of an agency agreement dated July 21, 1995 ("Agency Agreement") with Prime Technology, Inc. ("Prime") (see Liquidity and Capital Resources), in light of its product research and development activities, and prevailing market conditions.

     The Company has concluded commercial development of the first version of its NUWAVE Dual TBC which provides analog-to-digital conversion and the synchronization of up to three video sources. It also is completing commercial development of a TBC chip (module) which is being used in a desk top TBC which synchronizes two video sources and operates independently of a host computer and finalizing development of a TBC which will synchronize up to 5 video sources utilizing four of such modules. Both products are derivatives of the NUWAVE Dual TBC. It anticipates introducing both of such products to market in 1997.

     During the past nine months the Company has recruited a Vice President of Sales, a Director of Marketing
Communications and professional sales consultants to establish and manage the development of the Company's sales organization. In this regard, the Company is continually reviewing its needs and will employ additional internal sales staff as necessary. The Company also has contracts with several individuals and organizations who will act in a commissioned sales representation capacity regarding the Company's products. During the quarter ended March 31, 1997, the Company's sales and marketing costs included $137,382 for professional sales and marketing consultants, $74,332 for advertising and public relations and $63,576 for internal sales and marketing personnel. Such costs were generally in line with the Company's plans for operations.

Research and Development

     Research and development activity with respect to the Company's Initial Products was carried out by Rave Engineering Corp. ("Rave") prior to July 21, 1995, the date upon which the Company and Rave entered into a License Agreement and the Development Agreement. Substantially all of the technology on which the Company's Initial Products were based was originated by Rave prior to the Company's organization. This technology is licensed to the Company pursuant to the License Agreement. Pursuant to the Development Agreement, the Company has utilized Rave to continue the development of the Initial Products. The Company anticipates that Rave's role in the development of the initial products will be substantially completed in the first half of 1997, and the Company and Rave have agreed that Rave will thereafter be responsible for the development of additional products for evaluation by the Company pursuant to the Development Agreement.

     The Development Agreement terminates on October 2, 1998, unless the parties agree to additional services to be performed by Rave and related compensation by October 2, 1997, in which event it may be extended on a year to year basis. As of the date of this quarterly report, there have been no discussions with Rave regarding such an extension, and the Company is unable to predict whether such discussions, if commenced, will be successfully concluded. Because the development of the Initial Products has been substantially completed, and because of its increased ability to take advantage of the expertise of its Advanced Engineering Group, the Company does not believe that the failure to extend the Development Agreement would have a materially adverse effect on its operations or ability to develop new technology.

     In addition to utilizing the services of Rave pursuant to the terms of the Development Agreement, the Company's Advanced Engineering Group has also utilized the services of third party contractors in connection with its research and development activities. The Company intends to continue to use outside consultants to assure exposure to new ideas and technology and its Advanced Engineering Group to direct, supervise and coordinate such efforts. The Company has used its Advanced Engineering Group to develop a significant amount of the software included in each of its products and to reconfigure certain circuitry to allow certain of the products to be developed as ASICs. The Advanced Engineering Group also developed the Softsets for the NUWAVE Video Processor and certain of the enhancements to it. The Company intends to use the Advanced Engineering Group to finish the commercialization process with respect to the additional NUWAVE TBC products described above, and the NUWAVE Ministudio.

     From July 17, 1995 through March 31, 1997, the Company spent $2,467,121 on research and development, of which approximately 75% was paid to Rave pursuant to the Development Agreement. During the next 12 months, the Company intends to spend approximately $2,089,000 on research and development and in support of the commercialization of its products. Of that amount the Company estimates that approximately 55% will be paid to Rave pursuant to the Development Agreement and approximately 45% will be spent by the Company's Advanced Engineering Group for software development, ASIC chip development, and supervising and directing production engineering undertaken by third parties and on internal research and development. In the event the Company is able to generate revenues from sales of its NUWAVE Video Processor and NUWAVE TBC products during such 12-month period, it anticipates it will increase its expenditures on research and development and the identification of new sources of technology.

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

     Pursuant to the terms of the License Agreement and the Development Agreement, the Company is paying Rave minimum aggregate royalties and development fees of $65,000 per month for the term of the License Agreement. The License Agreement also provides for additional payments of $60,000 per year through July 22, 1998 to be made to Rave for consulting services to be rendered to the Company. The Development Agreement also provides for Rave to receive additional payments aggregating $850,000 to purchase or lease equipment for use in developing the Licensed Products and Technology (as defined below). The payments are to be based upon the submission of appropriate development schedules to the Company and will be made in monthly installments not to exceed $23,611 with a lump sum payment of $283,336 due in March 1998. In this regard, on April 22, 1997, the Company deposited $300,000 into a certificate of deposit maturing July 22, 1997. The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit opened by the Company to guarantee monthly equipment lease payments (not to exceed $23,611 per month) to be made by the Company on behalf of Rave Engineering pursuant to the Development Agreement. The balance of the standby letter of credit will be reduced by any payments made and any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit. Through March 31, 1997, the Company had made payments of $262,821 against the $850,000 additional equipment purchases.

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

    Pursuant to the terms of the Agency Agreement with Prime , Prime will receive 35% of net sublicensing fees received by the Company with respect to the first $50,000,000 of aggregate net sales made by the Company's sublicensees, after subtracting the payments to Rave and licensing expenses, and thereafter 45%. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 has been paid in accordance with the terms of the agreement, (ii) $400,000 is payable out of the Company's first sublicensing fees, and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000.

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

     This Quarterly Report on Form 10-QSB contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, competitive pressures, general economic conditions, risks of intellectual property litigation, and the risk factors detailed from time to time in the Company's annual report on form 10KSB and other material filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     Not applicable

Item 2.    Changes in Securities

     Not applicable

Item 3.    Defaults upon Senior Securities

     Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.    Other Information

     Not applicable

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

           27. Financial data schedule

     (b)   Reports of Form 8-K

           None

	SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on May 15, 1997.

                                         NUWAVE TECHNOLOGIES, INC.
                                         ---------------------------

                                        (Registrant)


DATE:  May 15, 1997                      By: /s/ Gerald Zarin
                                         ---------------------------
                                         Gerald Zarin
                                         Chief Executive Officer and
                                         Chairman of the Board


DATE:  May 15, 1997                      By: /s/ Jeremiah F. O'Brien
                                         ---------------------------
								                                 Jeremiah F. O'Brien
                                         Chief Financial Officer
                                        (Principal Financial Officer)