Form 10QSB
period 1997-06-30
NUWAVE TECHNOLOGIES INC
filed 1997-08-14
CIK 1009802

As filed with Securities and Exchange Commission on August 14, 1997

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB

(Mark one)
   [x]	    Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1997

                                     or

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

      	Issuer's telephone number, including area code:  (973) 882-8810

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

	State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1997: 5,348,334

	Transitional Small Business Disclosure Format: 	Yes[]	No[X]

==============================================================================

                   					NUWAVE TECHNOLOGIES, INC.
                     (A Development Stage Enterprise)

                             FORM 10-QSB

INDEX

PART I - FINANCIAL INFORMATION

 ITEM 1.   CONDENSED FINANCIAL STATEMENTS

  Balance Sheets - December 31, 1996 and June 30, 1997 (unaudited)  	 P.  3

		Statements of Operations - For the three and six month periods ended June 30, 1996 (unaudited) and June 30, 1997 (unaudited)
       and for the period July 17, 1995 (inception) to
       June 30, 1997 (unaudited)							                               P.  4

		Statements of Cash Flows - For the three and six month periods ended June 30, 1996 (unaudited) and June 30, 1997 (unaudited)
       and for the period from July 17, 1995 (inception) to
       June 30, 1997 (unaudited)                                      P.  5

		Notes to Condensed Financial Statements			                          P.  6

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  		P.  7

PART II - OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	                                           P. 12

	ITEM 2.	CHANGES IN SECURITIES	                                       P. 12

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	                             P. 12

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	         P. 12

	ITEM 5.	OTHER INFORMATION	                                           P. 12

	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	                            P. 13

SIGNATURES	                                                           P. 14

                                       NUWAVE TECHNOLOGIES, INC.
                                    (A Development Stage Enterprise)

                                             Balance Sheets

                                                 ASSETS

                                                                                December 31,            June 30,
                                                                                    1996                  1997
                                                                                ------------          ------------
                                                                                                       (unaudited)
Current assets:

     Cash and cash equivalents                                                  $  6,057,941          $  3,416,779

     Prepaid expenses and other current assets                                        91,909               197,222
                                                                                ------------          ------------

               Total current assets                                                6,149,850             3,614,001

Property and equipment                                                                69,773               112,203

Restricted cash                                                                                            278,001

Other assets                                                                          72,275                90,484
                                                                                ------------          ------------

               Total assets                                                     $  6,291,898          $  4,094,689
                                                                                ============          ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                                   $    373,110          $    235,442
                                                                                ------------          ------------

               Total liabilities                                                     373,110               235,442
                                                                                ------------          ------------

Commitments and contingencies

Stockholders' equity:

     Series A Convertible Preferred Stock, noncumulative,
     $.01 par value; authorized 1,000,000 shares; issued and outstanding - none as of December 31, 1996 and June 30, 1997

     Preferred stock, $.01 par value; authorized
     1,000,000 shares; issued and outstanding - none as of December 31, 1996 and June 30, 1997, respectively (Such preferences and rights to be designated by the Board of the Board of Directors)

     Common stock, $.01 par value; authorized
     20,000,000 shares as of December 31, 1996,
     and June 30, 1997; issued and outstanding
     5,325,000 shares and 5,348,334 shares as of
     December 31, 1996 and June 30, 1997, respectively                               53,250                53,483

     Additional paid-in capital                                                   11,206,778            11,253,213

     Deficit accumulated during the development stage                             (5,341,240)           (7,447,449)
                                                                                ------------          ------------

               Total stockholders' equity                                          5,918,788             3,859,247
                                                                                ------------          ------------

               Total liabilities and stockholders' equity                       $  6,291,898          $  4,094,689
                                                                                ============          ============

The accompanying notes are an integral part of these condensed financial statements

                                  NUWAVE TECHNOLOGIES, INC
                              (A Development Stage Enterprise)

                                  Statements of Operations


                                                                                                                  Cumulative from
                                                                                                                   July 17, 1995
                                               Three months      Three months      Six months      Six months       (inception)
                                                  ended             ended             ended           ended              to
                                                 June 30,          June 30,          June 30,        June 30,         June 30,
                                                   1996              1997              1996            1997             1997
                                               ------------      ------------      ------------    ------------   ---------------
                                               (unaudited)       (unaudited)       (unaudited)     (unaudited)    (unaudited)
Operating expenses:

Research and development expenses              $   (364,544)     $   (577,363)     $   (641,577)   $   (932,768)  $    (3,044,484)

General and administrative expenses                (277,095)         (598,847)         (495,440)     (1,291,054)       (3,517,285)
                                               ------------      ------------      ------------    ------------   ---------------

                                                   (641,639)       (1,176,210)       (1,137,017)     (2,223,822)       (6,561,769)
                                               ------------      ------------      ------------    ------------   ---------------

           Loss from operations                    (641,639)       (1,176,210)       (1,137,017)     (2,223,822)       (6,561,769)
                                               ------------      ------------      ------------    ------------   ---------------

Other income (expense):

           Interest income                            6,089            52,552             9,312         117,613           294,022

           Interest expense                        (234,705)                           (302,066)                         (331,542)
                                               ------------      ------------      ------------    ------------   ---------------

                                                   (228,616)           52,552          (292,754)        117,613           (37,520)
                                               ------------      ------------      ------------    ------------   ---------------

Net loss before extraordinary item                 (870,255)       (1,123,658)       (1,429,771)     (2,106,209)       (6,599,289)

           Extraordinary item                                                                                            (848,160)
                                               -------------     ------------      ------------    ------------   ---------------

           Net loss                            $    (870,255)    $ (1,123,658)     $ (1,429,771)   $ (2,106,209)  $    (7,447,449)
                                               =============     ============      ============    ============   ===============

Loss per share:

           Weighted average number of
           common shares outstanding               2,405,000        5,348,334         2,250,879       5,338,278
                                               =============     ============      ============    ============


           Net loss per share                  $      (0.36)     $      (0.21)     $     (0.63)    $     (0.39)
                                               =============     =============     ============    ============

The accompanying notes are an integral part of these condensed financial statements

                                   NUWAVE TECHNOLOGIES, INC.
                               (A Development Stage Enterprise)

                                   Statements of Cash Flows

                       Increase (decrease) in cash and cash equivalents

                                                                                                                      Cumulative
                                                                                                                         from
                                                                                                                     July 17, 1995
                                               Three months      Three months       Six months        Six months     (inception)
                                                  ended             ended             ended             ended             to
                                                  June 30,          June 30,          June 30,          June 30,        June 30,
                                                    1996              1997              1996              1997            1997
                                                ------------      ------------      ------------      ------------   -------------
                                                (unaudited)       (unaudited)       (unaudited)       (unaudited)     (unaudited)
Cash flows from operating activities:
   Net loss                                     $   (870,255)     $ (1,123,658)     $ (1,429,771)     $ (2,106,209)  $  (7,447,449)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Extraordinary item                                                                                                      848,160
   Depreciation expense                                1,310            13,630              2,400           23,643          43,359
   Amortization of unamortized debt discount         119,819                              150,769                          168,778
   Amortization of deferred financing costs           64,838                               82,733                           89,062
   Issuance of common stock for services
   rendered                                                                                                                 20,600
   Decrease (increase) in prepaid expenses
   and other current assets                           40,739          (107,286)            11,478         (105,313)       (197,222)
   Increase (decrease) in accounts payable
   and accrued liabilities                           248,354            (5,749)           366,279         (137,668)        235,442
   Increase in other assets                                             12,266                               18,209        (90,484)
                                                ------------      ------------      -------------     -------------  -------------

   Net cash used in operating activities            (395,195)       (1,210,797)          (816,112)       (2,343,756)    (6,329,754)
                                                ------------      ------------      -------------     -------------  -------------

Cash flows from investing activities:
   Purchase of property and equipment                 (5,897)          (45,367)           (13,938)          (66,073)      (155,562)
                                                ------------      ------------      -------------     -------------  -------------

   Net cash used in investing activities              (5,897)          (45,367)           (13,938)          (66,073)      (155,562)
                                                ------------      ------------      -------------     -------------  -------------

Cash flows from financing activities:
   Proceeds from sales of Series A
   Convertible Preferred Stock                                                                                             900,000
   Proceeds from issuance of initial bridge
   units                                                                                                                   350,000
   Proceeds from issuance of bridge units,
   net of exchange of initial bridge notes                                              1,650,000                        1,650,000
   Proceeds from IPO                                                                                                    11,753,010
   Repayment of bridge notes issued in
   connection with bridge units                                                                                         (2,000,000)
   Costs incurred for equity offerings              (337,124)                            (750,644)                      (2,348,582)
   Issuance of common stock in connection with
   exercise of stock options                                                                                 46,668         76,668
   Increase in restricted cash                                        (300,000)                            (300,000)      (300,000)
   Decrease in restricted cash                                          21,999                               21,999         21,999
   Deferred financing costs                                                              (180,900)                        (201,000)
                                                ------------      ------------       ------------      ------------   ------------
   Net cash provided by financing activities        (337,124)         (278,001)           718,456          (231,333)     9,902,095
                                                ------------      ------------       ------------      ------------   ------------

   Net increase (decrease) in cash and
   cash equivalents                                 (738,216)       (1,534,165)          (111,594)       (2,641,162)     3,416,779
   Cash and cash equivalents at the beginning
   of the period                                     999,422         4,950,944            372,800         6,057,941
                                                ------------      ------------       ------------      ------------   ------------

   Cash and cash equivalents at the end
   of the period                                $    261,206      $  3,416,779       $    261,206      $  3,416,779   $  3,416,779
                                                ============      ============       ============      ============   ============

Supplemental disclosure of cash flow information:
   Interest paid during the period                                                                                    $     73,702
                                                                                                                      ============

Supplemental disclosure of non cash investing
   and financing activities:
Deferred financing costs incurred in connection
with the exchange of the initial bridge notes
14 bridge units                                                                      $    140,000                     $    140,000
                                                                                     ============                     ============


Deferred equity costs charged to additional
paid-in capital in connection with the PPO                                           $     13,400                     $     13,400
                                                                                     ============                     ============


Deferred equity costs charged to additional
paid-in capital in connection with the IPO                                                                            $     25,000
                                                                                                                      ============

    The accompanying notes are an integral part of these condensed financial statements

                                NUWAVE TECHNOLOGIES, INC.
                            (A Development Stage Enterprise)

                        NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     Basis of Interim Financial Statement Preparation
       ------------------------------------------------

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securites and Exchange Commission on March 31, 1997.

2.     Restricted Cash
       ---------------

       On April 22, 1997, the Company deposited $300,000 into a certificate of deposit maturing July 22, 1997. The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit in the amount of $300,000 opened by the Company to gaurantee monthly equipment lease payments to be made by the Company on behalf of Rave Engineering pursuant to the Development Agreement. The standby letter of credit will be reduced by any payments made in support of the equipment lease. Any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit. As of June 30, 1997, payments made in support of the equipment lease totaled $21,999, thereby reducing the cash restriction to $278,001.

3.     Capital Transactions
       --------------------

       Under the 1996 Performance Incentive Plan, 60,000 stock options were granted during the first quarter, and 42,500 stock options were granted during the second quarter. 162,500 stock options remain available for grant under the 1996 Performance Incentive Plan.

       Under the Non-Employee Director Stock Option Plan, 20,000 stock options were granted during the second quarter of 1997. 48,000 stock options remain available for grant under the Non-Employee Director Stock Option Plan. All such options were granted at an option price equal to the fair market value of the Company's Common Stock on the date of grant.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

	    The Company, a development stage enterprise organized in July 1995, was formed to develop, manufacture and market products which improve picture quality image in set top boxes, televisions, VCR's, camcorders and other video devices by enhancing and manipulating video signals, and to facilitate the production of sophisticated consumer and professional videos. In July 1996 the Company completed an Initial
Public Offering (the "IPO") of its common stock and warrants from which it received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. At the time of the IPO, the Company had produced and tested fully operational working prototypes of (1) an analog video processor which significantly enhances video picture quality ("AVP"), (2) another video enhancement device which combined the AVP with digitally based frame extrapolation and video noise reduction circuits for use in NTSC or PAL standard devices (the "Magic Card"), and (3) a time base corrector providing for analog to digital conversion and the synchronization of up to three video sources used for video editing (the "NUWAVE Dual TBC"). It had also produced an initial prototype of a video editing "studio" mounted on PCBs (the "NUWAVE Ministudio"). The AVP, the NUWAVE Dual TBC, the Magic Card and the NUWAVE Ministudio are called the "Initial Products." The Company is using the proceeds of the IPO to further develop, commercialize and market certain of its products. The Company has not licensed or received revenues from the sale of any of its products or technologies to date.

     During the last twelve months, the Company established an Advanced Engineering Group (the "Advanced Engineering Group"). The Advanced Engineering Group is made up of employees and third party consultants who work with the Company on a project by project basis to support the continuing development of its products and related technology and the identification of additional sources of new technology. The Company, through its Advanced Engineering Group, has significantly enhanced the performance of the original AVP to create the NUWAVE Video Processor ("NVP"). Utilizing this technology the Company has developed the ProWave NVP 2.2 which is available as a stand alone unit or a PC board with software. The Advanced Engineering Group is currently developing a commercial video retail product also utilizing the NVP technology (the "retail version"). The Advanced Engineering Group has developed separate proprietary presets, a software product to be marketed under the name Softsets ("Softsets"). Softsets provide end users and manufacturers with an option to manipulate the attributes of video images to their own taste or standards. In late January 1997, the Company began marketing the NVP and Softsets. In April, 1997, the
Company began marketing the NVP 2.2 as a stand alone unit and as a PC board with software. The Company intends to produce the NUWAVE Video Processor in the form of an "ASIC" chip (Application Specific Integrated Circuit) in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying ASIC chips and endeavoring to anticipate applications required by customers in the future. In this regard, the Company has contracted with Adaptive Micro-Ware, Inc., a leading-edge engineering firm specializing in engineering project management to provide necessary technical support and manage this process .

	    The Company also has concluded development of the first version of its NUWAVE Dual TBC, Magic Card and certain related products. The
Company had anticipated marketing these products in the second half of 1997. However, in light of the favorable reception to the NUWAVE Video Processor and initial market reaction to the proposed introduction of the retail version, the Company has determined to significantly scale back its research and development, and marketing and related activities with respect to all other existing or proposed products and concentrate its resources on the continued development and marketing of its proprietary software (Softsets) and the NUWAVE Video Processor products
(i.e., ASIC chip for the OEM market, the NVP 2.2 in the stand alone unit and PC board version for the professional video market and the consumer video retail version). The Company believes this product strategy will allow it to take full advantage of the growth opportunity presented by the converging P.C., television and telecommunication markets which the Company believes to be quite significant. The Company anticipates this strategy will also allow it to conserve its resources and at the same time maximize the benefits to be derived from introducing these products into these converging and expanding markets.

	    As of June 30, 1997, the Company had accumulated a deficit during the development stage of $7,447,449, which includes the net loss for the six months ended June 30, 1997 of $2,106,209. The loss for the six months ended June 30, 1997 included $1,291,054 in selling, general and administrative expenses, representing an increase of $795,614 compared to the six month period ended June 30, 1996. Such increase was primarily a result of sales and marketing efforts, discussed more fully below, and general operating expenses as a result of the Company's planned growth and expansion following the IPO, including increased personnel and payroll costs ($129,017), professional and legal services costs ($77,382) and insurance costs ($75,841). As a result of the Company's decision to devote substantially all of its resources in the immediate future to the development and marketing of its proprietary software (Softsets) and the NUWAVE Video Processor products, management anticipates it will be able to lower its level of expenditures from those experienced over the past twelve months. Although the Company anticipates deriving some revenue from the sale of its proprietary software (Softsets) and the NUWAVE Video Processor products within the next 12 months, no assurance can be given that these products will be successfully marketed during such period, and the Company has projected its expenses based on the assumption that it will receive no revenues from the sale of its products during the next 12 months. Even if revenues are produced from the sale of such products, the Company expects to continue to incur losses for at least the next 12 months. See "Liquidity and Capital Resources."

Marketing and Sales

	    During the past twelve months, the Company has recruited a Director of Marketing Communications and contracted with a professional marketing communications firm to assist in the development and implementation of a program to develop market awareness and commercialization of its products. This program has included development of Company and product brochures and press kits, product specification sheets, development of a Company booth for use at trade shows, attendance at key trade shows, mailers, corporate videos for use at sales presentations, development of and placement of advertisements in key industry journals, etc. Because this material is now developed, the Company does not anticipate the need for a similar level of expenditure in this area over the next twelve months. In late January 1997, the Company began sales presentations of the NUWAVE Video Processor and Softsets to prospective OEM customers (i.e., original equipment manufacturers of set top boxes, televisions, multimedia computers and teleconferencing equipment). Although the Company is unable to predict whether its marketing efforts will be successful, it believes that the products have been well received. Several potential customers have indicated their desire to continue discussions and as a result have signed Confidentiality/Non Disclosure agreements with NUWAVE allowing them to expand their review and examination of NUWAVE's proprietary video enhancement technology. In April 1997, the Company formed its ProWave Division for sales and marketing of the NVP 2.2 and other products to the professional video market (e.g., medical imaging and security surveillance systems). It expects to receive limited revenues from this division during the fourth quarter of 1997.

     During the past twelve months the Company has recruited a Vice President of Sales, a National Sales Manager, and contracted with professional sales consultants to establish and manage the development of the Company's sales organization. The Company also has contracts with several individuals and organizations who will act in a commissioned sales representation capacity regarding the Company's products. During the six months ended June 30, 1997, the Company's sales and marketing costs included $211,659 for professional sales and marketing consultants, $152,532 for advertising and public relations and $231,952 for internal sales and marketing personnel. The Company is continually reviewing its needs with a view to maximizing efficiency while conserving its resources and anticipates reducing certain of these expenditures.

Research and Development

	    Research and development activity with respect to the Company's Initial Products was carried out by Rave Engineering Corp. ("Rave") prior to July 21, 1995, the date upon which the Company and Rave entered into a License Agreement and the Development Agreement. Substantially all of the technology on which the Company's Initial Products were based was originated by Rave prior to the Company's organization. This technology is licensed to the Company pursuant to the License Agreement. Pursuant to the Development Agreement, the Company has utilized Rave to continue the development of the Initial Products. Rave's role in the development of the initial products is substantially completed and the Company and Rave are currently discussing what role Rave might play in the development of additional products for evaluation by the Company during the remaining term of the Development Agreement.

	    The Development Agreement terminates on October 2, 1998, unless the parties agree to additional services to be performed by Rave and related compensation by October 2, 1997, in which event it may be extended on a year to year basis. The Company is unable to predict the outcome of discussions. Because (i) the development of the Initial Products has been substantially completed, (ii) the Company's increased ability to take advantage of the expertise of its Advanced Engineering Group, and (iii) its determination to devote substantially all of its resources to its proprietary software (Softsets) and the NUWAVE Video Processor products, the Company believes that in the event the Development Agreement were not extended, there would not be a materially adverse effect on its operations or ability to develop new technology.

	    The Company's Advanced Engineering Group utilizes the services of third party contractors in connection with its research and development activities. The Company intends to continue to use outside consultants to assure exposure to new ideas and technology and its Advanced
Engineering Group to direct, supervise and coordinate such efforts. The Company has used its Advanced Engineering Group to develop a significant amount of the software included in each of its products and to reconfigure certain circuitry to allow certain of the products to be developed as ASICs. In April of 1997, it contracted with Adaptive Micro-
Ware, Inc. to manage the ASIC development process.  The Advanced
Engineering Group also developed the proprietary Softsets and certain of the enhancements to the NUWAVE Video Processor . The Company intends to use members of the Advanced Engineering Group to assist it with the continued development of the NUWAVE Video Processor in its OEM and retail versions but otherwise significantly reduce its research and development activities in the near term.

	    From July 17, 1995 through June 30, 1997, the Company incurred $3,044,484 on research and development, of which approximately 71% was paid to Rave pursuant to the Development Agreement. During the next 12 months, the Company intends to spend approximately $1,812,392 on research and development and in support of the commercialization of its products. Of that amount the Company estimates that approximately 65% will be paid to Rave pursuant to the Development Agreement and approximately 35% will be spent by the Company's Advanced Engineering Group for software development, ASIC chip development, and supervising and directing production engineering undertaken by third parties and on internal research and development. In the event the Company is able to generate sufficient revenues from sales of its proprietary software (Softsets) and the NUWAVE Video Processor products during such 12-month period, it anticipates it will increase its expenditures on research and development and the identification of new sources of technology.

Manufacturing

	    The Company does not currently contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed NUWAVE Video Processor ASIC chip and related products.

Employees

	    The Company currently has twelve employees.

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

	    Pursuant to the terms of the License Agreement and the Development Agreement, the Company is paying Rave minimum aggregate royalties and development fees of $65,000 per month for the term of the License
Agreement. The License Agreement also provides for additional payments of $60,000 per year through July 22, 1998 to be made to Rave for consulting services to be rendered to the Company. The Development
Agreement also provides for Rave to receive additional payments aggregating $850,000 to purchase or lease equipment for use in developing the Licensed Products and Technology (as defined below). The payments will be based upon the submission of mutually agreed upon development schedules to the Company and will be made in monthly installments not to exceed $23,611 with a lump sum payment of $283,336 due in March 1998. In this regard, on April 22, 1997, the Company deposited $300,000 into a certificate of deposit maturing July 22, 1997.
The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit opened by the Company to guarantee monthly equipment lease payments (not to exceed $23,611 per month) to be made by the Company on behalf of Rave Engineering pursuant to the Development Agreement. The balance of the standby letter of credit will be reduced by any payments made and any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit. Through June 30, 1997, the Company had made payments of $309,870 of $850,000 equipment purchases and at that date had $278,001 pledged as collateral to guarantee the monthly equipment lease payments. Expenditures of the remaining $262,129 of the $850,000 will depend on finalizing mutually agreed plans for the development of additional products for evaluation by the Company during the remaining term of the Development Agreement.

	    A substantial portion of the Company's technology has been licensed from Rave pursuant to the Exclusive Worldwide License
Agreement. Pursuant to the terms of the License Agreement, the Company is obligated to pay Rave royalties ("Royalties") of (i) 2 1/2% of net sales of products utilizing Rave's technology ("Sales Royalties"), and (ii)
25% of any sublicensing fees received by the Company from sublicenses of the products and technology covered by the License Agreement ("Licensed Products and Technology"). Payments of Sales Royalties will commence upon the earlier of (i) accumulated net sales of Licensed Products and Technology sold by the Company or its future affiliates reaching an aggregate of $50,000,000, or (ii) the Company's aggregate net profits from sales of Licensed Products and Technology equaling $5,000,000.

	    Pursuant to the terms of the Agency Agreement with Prime, Prime will receive 35% of net sublicensing fees received by the Company with respect to the first $50,000,000 of aggregate net sales made by the Company's sublicensees, after subtracting the payments to Rave and licensing expenses, and thereafter 45%. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 has been paid in accordance with the terms of the agreement, (ii) $400,000 is payable out of the Company's first sublicensing fees, and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000.

	    Because the Company has determined to concentrate its resources and product strategy on the sale of its proprietary software
(Softsets) and the NUWAVE Video Processor products, the Company anticipates that its available cash will be sufficient to satisfy its contemplated cash requirements for at least the next 12 months. The
Company intends to attempt to raise funds to insure its longer term financial needs. Additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

Plan of Operation

	    The Company's plan of operation over the next 12 months focuses primarily on the marketing and sales of its proprietary software
(Softsets) and the NUWAVE Video Processor products in the OEM, professional video and retail markets and the continued effort necessary to support the sales and marketing of these products.

	    The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the estimated cash requirements of the Company for the next 12 months. In the event of unanticipated expenses, delays or other problems the Company would be required to seek additional funding. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of proprietary software (Softsets) and the NUWAVE Video Processor products, it may require resources substantially greater than its available cash or than are otherwise available to the Company. In such event the Company may be required to raise additional capital. The
Company has no current arrangements with respect to, or sources of, any such capital, and there can be no assurance that such additional capital will be available to the Company when needed, on commercially reasonable terms or at all.

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

Impact of the Adoption of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Boards issued Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 will require the Company to replace the current presentation of "primary" per share data with "basic" and "diluted" per share data. Current;y, outstanding common stock equivalents are antidilutive and therfore management estimates that the future adoption of SFAS 128 currently will not have a material impact on the Company's per share data. SFAS 128 will be adopted by the Company for periods ending after December 15, 1997.

     The Financial Accounting Standards Boards issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS 130 will have a material effect on the Company's financial position and results of operation. The Company will adopt SFAS 130 for the year ending December 31, 1998

     Also in June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard in 198 and is currently evaluating the impact of the standard.

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

        On May 29, 1997, the Company held its annual meeting of stockholders to (i) elect directors, (ii) consider and act upon a proposal to adopt the Non-Employee Director Stock Option Plan (the "Director's Plan"), (iii) ratify the appointment of Coopers & Lybrand LLP as the independent certified public accountants to audit the Company's books and records for the fiscal year ending December 31, 1997, and
        (iv) transact such other business as might be brought before the meeting.

        The following tables set forth information regarding the number of votes cast for, against, and abstentions, with respect to each matter presented at the meeting. Abstentions and broker-non votes are counted only for purposes of electing directors in accordance with Proposal One.

	(i)	Election of Directors
  							                   Against or
		Nominee     		     For		   Withheld	   Abstentions
  -------------   ---------  --------    -----------
		Gerald Zarin		  4,807,082	   6,450		        0
		Lyle Gramley		  4,808,082	   5,450		        0
		Joseph Sarubbi		4,808,082	   5,450		        0
		David Kwong		   4,808,082	   5,450		        0
		Ed Bohn		       4,808,082	   5,450		        0

	(ii)	Adoption of the Non-Employee Director Stock Option Plan

                     							Against or
           					     For		   Withheld	 Abstentions
                  ---------  --------  -----------
					             4,762,232	  36,450		   14,850

	(iii)	Ratification of Coopers & Lybrand LLP

                     							Against or
           					     For		   Withheld  Abstentions
                  ---------  --------  ----------
             					4,808,622 	      0	     4,910

	(iv)	No other business was transacted at the meeting

Item 5.	Other Information

       	Not applicable


Item 6.	Exhibits and Reports on Form 8-K

       	(a)	Exhibits

		      31.	Annual Report to Shareholders (incorporated by reference from the Company's Annual Report to Shareholders filed with the
            Commission on April 30, 1997.)

      		27.	Financial data schedule

        (b)	Reports on Form 8-K

            During the second quarter of 1997, the Company filed a Form 8-K dated May 29, 1997 to report on "Item 5. Other Events" regarding the actions taken at the Annual Meeting of Shareholders.


	SIGNATURES

	    Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on August 14, 1997.

 							                           NUWAVE TECHNOLOGIES, INC.
                                   -------------------------
            							                    	(Registrant)




DATE:  August 14, 1997	            By:	/s/ Gerald Zarin
                                       ---------------------------
                     								          Gerald Zarin
                     								          Chief Executive Officer and
                                       Chairman of the Board


DATE:  August 14, 1997					        By:	/s/ Jeremiah F. O'Brien
                                       -----------------------------
                               								Jeremiah F. O'Brien
								                               Chief Financial Officer
								                               (Principal Financial Officer)