Form 10QSB
period 1997-09-30
NUWAVE TECHNOLOGIES INC
filed 1997-11-14
CIK 1009802

As filed with Securities and Exchange Commission on November 14, 1997

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB

(Mark one)
   [x]	    Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1997

                                     or

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

	State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1997: 5,348,334

	Transitional Small Business Disclosure Format: 	Yes[]	No[X]

==============================================================================

                   					NUWAVE TECHNOLOGIES, INC.
                     (A Development Stage Enterprise)

                             FORM 10-QSB

INDEX

PART I - FINANCIAL INFORMATION

 ITEM 1.   CONDENSED FINANCIAL STATEMENTS

  Balance Sheets - December 31, 1996 and September 30, 1997 (unaudited) P.  3

		Statements of Operations - For the three and nine month periods ended
       September 30, 1996 (unaudited) and September 30, 1997 (unaudited)
       and for the period July 17, 1995 (inception) to
       September 30, 1997 (unaudited)				                               P.  4

		Statements of Cash Flows - For the three and nine month periods ended
       September 30, 1996 (unaudited) and September 30, 1997 (unaudited)
       and for the period from July 17, 1995 (inception) to
       September 30, 1997 (unaudited)                                   P.  5

		Notes to Condensed Financial Statements			                            P.  6

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  		  P.  7

PART II - OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	                                             P. 13

	ITEM 2.	CHANGES IN SECURITIES	                                         P. 13

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	                               P. 13

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	           P. 13

	ITEM 5.	OTHER INFORMATION	                                             P. 13

	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	                              P. 13

SIGNATURES	                                                             P. 13

EXHIBIT INDEX                                                           P. 14

                                       NUWAVE TECHNOLOGIES, INC.
                                    (A Development Stage Enterprise)

                                             Balance Sheets

                                                 ASSETS

                                                                                December 31,          September 30,
                                                                                    1996                  1997
                                                                                ------------          -------------
                                                                                                       (unaudited)
Current assets:

     Cash and cash equivalents                                                  $  6,057,941          $  2,438,965

     Accounts receivable                                                                                     6,525

     Inventory                                                                                              21,877

     Prepaid expenses and other current assets                                        91,909               143,540
                                                                                ------------          ------------

               Total current assets                                                6,149,850             2,610,907

Property and equipment                                                                69,773               103,321

Restricted cash                                                                                            256,003

Other assets                                                                          72,275                90,013
                                                                                ------------          ------------

               Total assets                                                     $  6,291,898          $  3,060,244
                                                                                ============          ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                                   $    373,110          $    133,744
                                                                                ------------          ------------

               Total liabilities                                                     373,110               133,744
                                                                                ------------          ------------

Commitments and contingencies

Stockholders' equity:

     Series A Convertible Preferred Stock, noncumulative,
     $.01 par value; authorized 1,000,000 shares; issued and outstanding - none as of December 31, 1996 and September 30, 1997

     Preferred stock, $.01 par value; authorized
     1,000,000 shares; issued and outstanding - none as of December 31, 1996 and September 30, 1997, respectively (Such preferences and rights to be designated by the Board of the Board of Directors)

     Common stock, $.01 par value; authorized
     20,000,000 shares as of December 31, 1996,
     and September 30, 1997; issued and outstanding
     5,325,000 shares and 5,348,334 shares as of
     December 31, 1996 and September 30, 1997, respectively                           53,250                53,483

     Additional paid-in capital                                                   11,206,778            11,253,213

     Deficit accumulated during the development stage                             (5,341,240)           (8,380,196)
                                                                                ------------          ------------

               Total stockholders' equity                                          5,918,788             2,926,500
                                                                                ------------          ------------

               Total liabilities and stockholders' equity                       $  6,291,898          $  3,060,244
                                                                                ============          ============

The accompanying notes are an integral part of these condensed financial statements

                                  NUWAVE TECHNOLOGIES, INC
                              (A Development Stage Enterprise)

                                  Statements of Operations


                                                                                                                  Cumulative from
                                                                                                                   July 17, 1995
                                               Three months      Three months      Nine months     Nine months      (inception)
                                                  ended             ended             ended           ended             to
                                               September 30,     September 30,     September 30,   September 30,   September 30,
                                                   1996              1997              1996            1997            1997
                                               ------------      ------------      ------------    ------------   ---------------
                                               (unaudited)       (unaudited)       (unaudited)     (unaudited)    (unaudited)
Net sales                                      $                 $      6,395      $               $      6,395   $         6,395

Cost of sales                                                          (3,080)                           (3,080)           (3,080)
                                               ------------      ------------      ------------    ------------   ---------------
                                                                        3,315                             3,315             3,315
                                               ------------      ------------      ------------    ------------   ---------------

Operating expenses:

Research and development expenses                  (475,634)         (411,196)       (1,117,211)     (1,343,964)       (3,455,680)

General and administrative expenses                (456,227)         (562,417)         (951,667)     (1,853,471)       (4,079,702)
                                               ------------      ------------      ------------    ------------   ---------------

                                                   (931,861)         (973,613)       (2,068,878)     (3,197,435)       (7,535,382)
                                               ------------      ------------      ------------    ------------   ---------------

           Loss from operations                    (931,861)         (970,298)       (2,068,878)     (3,194,120)       (7,532,067)
                                               ------------      ------------      ------------    ------------   ---------------

Other income (expense):

           Interest income                           82,190            37,551            91,502         155,164           331,573

           Interest expense                         (23,802)                           (325,868)                         (331,542)
                                               ------------      ------------      ------------    ------------   ---------------

                                                     58,388            37,551          (234,366)        154,164                31
                                               ------------      ------------      ------------    ------------   ---------------

Net loss before extraordinary item                 (873,473)         (932,747)       (2,303,244)     (3,038,956)       (7,532,036)

           Extraordinary item                      (848,160)                           (848,160)                         (848,160)
                                               ------------      ------------      ------------    ------------   ---------------

           Net loss                            $ (1,721,633)     $   (932,747)     $ (3,151,404)   $ (3,038,956)  $    (8,380,196)
                                               ============      ============      ============    ============   ===============

Loss per share:

           Weighted average number of
           common shares outstanding               5,212,609        5,348,334         3,248,956       5,341,667
                                               =============     ============      ============    ============

           Net loss per share before
           extraordinary item                  $      (0.17)     $      (0.17)     $     (0.70)    $     (0.57)

           Net loss per share on
           extraordinary item                         (0.16)                       $     (0.26)

           Net loss per share                  $      (0.33)     $      (0.17)     $     (0.96)    $     (0.57)
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

The accompanying notes are an integral part of these condensed financial statements

                                   NUWAVE TECHNOLOGIES, INC.
                               (A Development Stage Enterprise)

                                   Statements of Cash Flows

                       Increase (decrease) in cash and cash equivalents

                                                                                                                      Cumulative
                                                                                                                         from
                                                                                                                     July 17, 1995
                                                Three months      Three months       Nine months       Nine months    (inception)
                                                   ended             ended             ended             ended             to
                                                September 30,     September 30,     September 30,     September 30,  September 30,
                                                    1996              1997              1996              1997            1997
                                                ------------      ------------      ------------      ------------   -------------
                                                (unaudited)       (unaudited)       (unaudited)       (unaudited)     (unaudited)
Cash flows from operating activities:
   Net loss                                     $ (1,721,633)     $   (932,747)     $ (3,151,404)     $ (3,038,956)  $  (8,380,196)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Extraordinary item                                848,160                             848,160                           848,160
   Depreciation expense                                2,000            12,340             4,400            35,983          55,700
   Amortization of unamortized debt discount          12,334                             163,103                           168,778
   Amortization of deferred financing costs            6,329                              89,062                            89,062
   Issuance of common stock for services
   rendered                                                                                                                 20,600
   Increase in accounts receivable                                      (6,525)                             (6,525)         (6,525)
   Increase in inventory                                               (21,877)                            (21,877)        (21,877)
   Decrease (increase) in prepaid expenses
   and other current assets                         (179,118)           53,683           (167,640)         (51,631)       (143,540)
   Increase (decrease) in accounts payable
   and accrued liabilities                          (391,370)         (101,700)           (25,091)        (239,366)        133,744
   Increase in other assets                                                471                             (17,737)        (90,013)
                                                ------------      ------------      -------------     -------------  -------------

   Net cash used in operating activities          (1,423,298)         (996,335)        (2,239,410)       (3,340,109)    (7,326,107)
                                                ------------      ------------      -------------     -------------  -------------

Cash flows from investing activities:
   Purchase of property and equipment                (38,161)           (3,458)           (52,099)          (69,532)      (159,021)
                                                ------------      ------------      -------------     -------------  -------------

   Net cash used in investing activities             (38,161)           (3,458)           (52,099)          (69,532)      (159,021)
                                                ------------      ------------      -------------     -------------  -------------

Cash flows from financing activities:
   Proceeds from sales of Series A
   Convertible Preferred Stock                                                                                             900,000
   Proceeds from issuance of initial bridge
   units                                                                                                                   350,000
   Proceeds from issuance of bridge units,
   net of exchange of initial bridge notes                                              1,650,000                        1,650,000
   Proceeds from IPO                              11,753,010                           11,753,010                       11,753,010
   Repayment of bridge notes issued in
   connection with bridge units                   (2,000,000)                          (2,000,000)                      (2,000,000)
   Costs incurred for equity offerings            (1,559,538)                          (2,310,182)                      (2,348,582)
   Issuance of common stock in connection with
   exercise of stock options                          30,000                               30,000            46,668         76,668
   Increase in restricted cash                                                                             (300,000)      (300,000)
   Decrease in restricted cash                                          21,999                               43,997         43,997
   Deferred financing costs                                                              (180,900)                        (201,000)
                                                ------------      ------------       ------------      ------------   ------------
   Net cash provided by financing activities       8,223,472            21,999          8,941,928          (209,335)     9,924,093
                                                ------------      ------------       ------------      ------------   ------------

   Net increase (decrease) in cash and
   cash equivalents                                6,762,013          (977,814)         6,650,419        (3,618,976)     2,438,965
   Cash and cash equivalents at the beginning
   of the period                                     261,206         3,416,779            372,800         6,057,941
                                                ------------      ------------       ------------      ------------   ------------

   Cash and cash equivalents at the end
   of the period                                $  7,023,219      $  2,438,965       $  7,023,219      $  2,438,965   $  2,438,965
                                                ============      ============       ============      ============   ============

Supplemental disclosure of cash flow information:
   Interest paid during the period                                                   $     73,702                     $     73,702
                                                                                     ============                     ============

Supplemental disclosure of non cash investing
   and financing activities:
Deferred financing costs incurred in connection
with the exchange of the initial bridge notes
14 bridge units                                                                      $    140,000                     $    140,000
                                                                                     ============                     ============


Deferred equity costs charged to additional
paid-in capital in connection with the PPO                                           $     13,400                     $     13,400
                                                                                     ============                     ============


Deferred equity costs charged to additional
paid-in capital in connection with the IPO                                           $     25,000                     $     25,000
                                                                                     ============                     ============

600,000 Series A Convertible Preferred Stock
converted into Common stock                                                          $      6,000                     $      6,000
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

	The interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As of September 30, 1997 the Company has working capital of $2,477,163 and is seeking to raise additional working capital through the sale of its equity securities in order to carry out its plans for further development and marketing of its proprietary products within the next twelve months. In the event the Company is unable to either generate sufficient revenues from product sales or to raise additional capital duringthis period, it will revise its current plans and reduce expenditures accordingly. The financial statements do not include any adjustments that might result from the outcome of such uncertainty.


2.	Restricted Cash
   ---------------

	On April 22, 1997, the Company deposited $300,000 into a certificate of deposit. The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit in the amount of $300,000 opened by the Company to guarantee monthly equipment lease payments to be made by the Company on behalf of Rave Engineering Corp. ("Rave") pursuant to the a Development Agreement dated as of July 21,1995 between Rave and the Company (the "Development Agreement"). The standby letter of credit will be reduced by any payments made in support of the equipment lease. Any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit. As of September 30, 1997, payments made in support of the equipment lease totaled $43,997, thereby reducing the restricted cash to $256,003.

3.	Inventories
   -----------

	Inventories are stated at the lower of cost (using FIFO) or market.

4.	Capital Transactions
   --------------------

	In 1997, under the 1996 Performance Incentive Plan, 60,000 stock options were granted during the first quarter, 42,500 stock options were granted during the second quarter, and 20,000 stock options were terminated during the third quarter. 182,500 stock options remain available for grant under the 1996 Performance
Incentive Plan.  Under the Non-Employee Director Stock Option
Plan, 20,000 stock options were granted during the second quarter. 48,000 stock options remain available for grant under the Non-Employee Director Stock Option Plan. All such stock options were granted at an option price equal to the fair market value of the Company's Common Stock on the date of grant.

5.	Reclassifications
   -----------------

	Certain reclassifications were made to the 1996 interim financial statements to conform with the presentation in the 1996 calendar year financial statements.

                                    6

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

     This Quarterly Report on Form 10-QSB includes "forward -looking statements" within the meaning of Section 27A of the Securities Act of 1933 , as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-QSB, including without limitation, the statements under "General," "Marketing and Sales," "Research and Development," "Manufacturing," "Liquidity and Capital Resources," and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing , general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital when required, and the risk factors detailed from time to time in the Company's annual report on Form 10-KSB and other materials filed with the Securities and Exchange Commission.

     All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


General

	    The Company, a development stage enterprise organized in July 1995, was formed to develop, manufacture and market products which improve picture quality image in set top boxes, televisions, VCR's, camcorders and other video devices by enhancing and manipulating video signals, and to facilitate the production of sophisticated consumer and professional videos. In July 1996 the Company completed an Initial Public Offering (the "IPO") of its common stock and warrants from which it received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing.
At the time of the IPO, the Company had produced and tested fully operational working prototypes of (1) an analog video processor which significantly enhances video picture quality ("AVP"), (2) another video enhancement device which combined the AVP with digitally based frame extrapolation and video noise reduction circuits for use in NTSC or PAL standard devices (the "Magic Card"), and (3) a time base corrector providing for analog to digital conversion and the synchronization of up to three video sources used for video editing
(the "NUWAVE Dual TBC"). It had also produced an initial prototype of a video editing "studio" mounted on PCBs (the "NUWAVE Ministudio").
The AVP, the NUWAVE Dual TBC, the Magic Card and the NUWAVE Ministudio are called the "Initial Products." The Company is using the proceeds of the IPO to further develop, commercialize and market certain of its products. In September 1997, the Company began selling limited quantities of its first commercial product, the NVP2.2 described more fully below.

	    During the last twelve months, the Company established an Advanced Engineering Group (the "Advanced Engineering Group"). The Advanced Engineering Group is made up of employees and third party consultants who work with the Company on a project by project basis to support the continuing development of its products and related technology and the identification of additional sources of new technology. The Company, through its Advanced Engineering Group, has significantly enhanced the performance of the original AVP to create the NUWAVE Video Processor ("NVP"). Utilizing this technology, the Company has developed the ProWave NVP 2.2 which is currently available as a stand alone unit or a PC board with software. The Advanced Engineering Group is currently developing a commercial video retail product also utilizing the NVP technology (the "retail version"). The Advanced Engineering Group has developed separate proprietary presets, a software product to be marketed under the name Softsets ("Softsets"). Softsets provide end users and manufacturers with an option to manipulate the attributes of video images to their own taste or standards. In the first quarter of 1997, the Company began marketing the NVP and Softsets. In April, 1997, the Company began marketing the NVP 2.2 as a stand alone unit and as a PC board with software.

                                    7

	    The Company intends to produce the NVP in the form of an "ASIC" chip (Application Specific Integrated Circuit) in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying ASIC chips in anticipation of applications required by customers in the future. In this regard, the Company has contracted with Adaptive Micro-Ware, Inc., an engineering firm specializing in engineering project management to provide necessary technical support and manage this process. The Company also recently contracted with The Engineering Consortium ("TEC") , a specialized design engineering group, to complete the work necessary to convert the Company's current NVP PC board design to ASIC specifications.

	    The Company has significantly scaled back its research and development, and marketing and related activities with respect to all other existing or proposed products in order to concentrate its resources on the continued development and marketing of its proprietary software (Softsets) and the NVP products (i.e., ASIC chip for the OEM market, the NVP 2.2 in the stand alone unit and PC board version for the professional video market and the consumer video retail version). The Company believes this product strategy will allow it to take full advantage of the growth opportunity presented by the converging PC, television, HDTV and telecommunication markets which the Company believes to be quite significant. The Company anticipates this strategy will also allow it to conserve its resources and at the same time maximize the benefits to be derived from introducing these products into these converging and expanding markets.

	    As of September 30, 1997, the Company had accumulated a deficit during the development stage of $8,380,196 which includes a net loss for the nine months ended September 30, 1997 of $3,038,956. The loss for the nine months ended September 30, 1997 included $1,853,471 in selling, general and administrative expenses, representing an increase of $901,804 compared to the nine month period ended September 30, 1996. Such increase was primarily a result of sales and marketing efforts discussed more fully below ($546,593) , and general operating expenses as a result of the Company's planned growth and expansion following the IPO, including increased personnel and payroll costs ($202,236), professional and legal services costs ($156,858), insurance costs ($88,083), depreciation expense ($31,581), office rent ($21,834) and other ($34,618). Such increases were partially offset by a decrease in the payments made to Prime Technologies, Inc.
pursuant to the Exclusive Agency Agreement (see Liquidity and Capital Resources below) ($180,000). As a result of the Company's decision to devote substantially all of its resources in the immediate future to the development and marketing of its proprietary software (Softsets) and the NVP products, management anticipates it will be able to lower its level of expenditures from that experienced over the past twelve months. Although the Company anticipates deriving some revenue from the sale of its proprietary software (Softsets) and the NVP products within the next 12 months, no assurance can be given that these products will be successfully marketed during such period. Even if revenues are produced from the sale of such products, the Company expects to continue to incur losses for at least the next 12 months.
See "Liquidity and Capital Resources."

Marketing and Sales

	    During the past twelve months, the Company has recruited a Director of Marketing Communications and contracted with a professional marketing communications firm to assist in the development and implementation of a program to develop market awareness and commercialization of its products. This program has included development of Company and product brochures and press kits, product specification sheets, development of a Company booth for use at trade shows, attendance at key trade shows, mailers, the production of corporate videos for use at sales presentations, development of and placement of advertisements in key industry journals, etc. Because this material is now developed, the Company does not anticipate the need for a similar level of expenditure in this area over the next twelve months. In late January 1997, the Company began sales presentations of the NVP and Softsets to prospective OEM customers (i.e., original equipment manufacturers of set top boxes, televisions, multimedia computers and teleconferencing equipment). Although the Company is unable to predict whether its marketing efforts will be successful, it believes that the products have been well received. Several potential customers have indicated their desire to continue discussions and as a result have signed Confidentiality/Non Disclosure agreements with NUWAVE allowing them to expand their review and examination of NUWAVE's proprietary video enhancement technology.


	    In April 1997, the Company formed its ProWave Division for sales and marketing of the NVP 2.2 and related products to the professional video market (e.g., medical imaging and security surveillance systems). The Company has recently begun shipping its ProWave products and expects to receive limited revenues from this division during the fourth quarter of 1997.

     During the past twelve months the Company has recruited a Vice President of Sales, and contracted with professional sales consultants to establish and manage the development of the Company's sales organization. In this regard, the Company has contracted with Competitive Technologies, Inc. ("CTI") to assist it in the development of NUWAVE's OEM business. CTI has been in the business of taking R&D and technology to the marketplace for over twenty-six years. The Company also has contracts with several individuals and organizations who will act in a commissioned sales representation capacity regarding the Company's products. During the nine months ended September 30, 1997, the Company's sales and marketing costs included $218,887 for professional sales and marketing consultants, $267,706 for advertising and public relations and $60,000 for trade shows. The Company began its sales and marketing activities during the fourth quarter of 1996. As a result, there were no comparable costs during the nine month period ended September 30,1996. The Company is continually reviewing its needs with a view to maximizing efficiency while conserving its resources and anticipates reducing certain of these expenditures.



Research and Development

	    Research and development activity with respect to the Company's Initial Products was carried out by Rave Engineering Corp. ("Rave") prior to July 21, 1995, the date upon which the Company and Rave entered into an Exclusive Worldwide License Agreement dated July
21,1995 (the "License Agreement") and a Development Agreement dated
July 21,1995 (the "Development Agreement"). Substantially all of the technology on which the Company's Initial Products were based was originated by Rave prior to the Company's organization. This technology is licensed to the Company pursuant to the License
Agreement. Pursuant to the Development Agreement, the Company has utilized Rave to continue the development of the Initial Products.
Rave's role in the development of the Initial Products is substantially completed and the Company and Rave are currently discussing Rave's activities with respect to the development of additional products for evaluation by the Company during the remaining term of the Development Agreement.

	    The Development Agreement terminates on October 2, 1998 unless the parties agree to additional services to be performed by Rave and related compensation. Because (i) the development of the Initial
Products has been substantially completed, (ii) the Company has increased its ability to take advantage of the expertise of its Advanced Engineering Group, and (iii) it has determined to devote substantially all of its resources to its proprietary software
(Softsets) and the NVP products, the Company believes that in the event the Development Agreement were not extended, there would not be a materially adverse effect on its operations or ability to develop new technology.

	    The Company's Advanced Engineering Group utilizes the services of third party contractors in connection with its research and development activities. The Company intends to continue to use outside consultants to assure exposure to new ideas and technology and its Advanced Engineering Group to direct, supervise and coordinate such efforts. The Company has used its Advanced Engineering Group to develop a significant amount of the software included in each of its products and to reconfigure certain circuitry to allow certain of the products to be developed as ASICs. In April of 1997, it contracted with Adaptive Micro-Ware, Inc. to manage the ASIC development process.
In October of 1997 contracted with TEC to complete the ASIC design.
The Advanced Engineering Group also developed the proprietary Softsets and certain of the enhancements to the NVP. The Company intends to use members of the Advanced Engineering Group to assist it with the continued development of the NVP in its OEM and retail versions but otherwise significantly reduce its research and development activities in the near term.

	From July 17, 1995 through September 30, 1997, the Company incurred $3,455,680 on research and development, of which approximately 70% was paid to Rave pursuant to the Development Agreement. During the next 12 months, the Company intends to spend approximately $2,071,800 on research and

development and in support of the commercialization of its products. Of that amount the Company estimates that approximately 65% will be paid to Rave pursuant to the Development Agreement and approximately 35% will be spent by the Company's Advanced Engineering Group for software development, ASIC chip development, and supervising and directing production engineering undertaken by third parties and on internal research and development.
In the event the Company is able to generate sufficient revenues from sales of its proprietary software (Softsets) and the NVP products during such 12-month period, it anticipates it will increase its expenditures on research and development and the identification of new sources of technology.

Manufacturing

	    The Company does not currently contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed NVP ASIC chip and related products.

Employees

	    The Company currently has eight employees.

Liquidity and Capital Resources

	    From its inception until the IPO, the Company relied for all of its funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of its debt and equity securities (the "Private Financings"). In July 1996, the
Company completed its IPO and received net proceeds of $9,538,428.
The Company used $2,073,652 of the net proceeds of the IPO to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings.

	    Pursuant to the terms of the License Agreement and the Development Agreement, the Company is paying Rave minimum aggregate royalties and development fees of $65,000 per month for the term of the License Agreement. The License Agreement also provides for additional payments of $60,000 per year through July 22, 1998 to be made to Rave for consulting services to be rendered to the Company. The Development Agreement also provides for Rave to receive additional payments aggregating $850,000 to purchase or lease equipment for use in developing the Licensed Products and Technology (as defined below). The payments will be based upon the submission of mutually agreed upon development schedules to the Company and will be made in monthly installments not to exceed $23,611 with a lump sum payment of $283,336 due in March 1998. In this regard, on April 22, 1997, the Company deposited $300,000 into a certificate of deposit. The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit opened by the Company to guarantee monthly equipment lease payments (not to exceed $23,611 per month) to be made by the Company on behalf of Rave pursuant to the Development Agreement. The balance of the standby letter of credit will be reduced by any payments made and any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit. Through September 30, 1997, the Company had made payments of $43,997 against the $850,000 of equipment purchases and at that date had $256,003 pledged as collateral to guarantee the monthly equipment lease payments. Expenditures of the remaining $254,995 of the $850,000 will depend on finalizing mutually agreed plans for the development of additional products for evaluation by the Company during the remaining term of the Development Agreement.

	    A substantial portion of the Company's technology has been licensed from Rave pursuant to the License Agreement. Pursuant to the terms of the License Agreement, the Company is obligated to pay Rave royalties ("Royalties") of (i) 2 1/2% of net sales of products utilizing Rave's technology ("Sales Royalties"), and (ii) 25% of any sublicensing fees received by the Company from sublicenses of the products and technology covered by the License Agreement ("Licensed Products and Technology"). Payments of Sales Royalties will commence upon the earlier of (i) accumulated net sales of Licensed Products and Technology sold by the Company or its future affiliates reaching an aggregate of $50,000,000, and (ii) the Company's aggregate net profits from sales of Licensed Products and Technology equaling $5,000,000.


    Pursuant to the terms of an Exclusive Agency Agreement ("the "Agency Agreement") dated as of July 21,1995 between the Company and Prime Technology, Inc.("Prime"), Prime will receive 35% of net sublicensing fees received by the Company with respect to the first $50,000,000 of aggregate net sales made by the Company's sublicensees, after subtracting the payments to Rave and licensing expenses, and thereafter 45%. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 has been paid in accordance with the terms of the Agency Agreement, (ii) $400,000 is payable out of the Company's first sublicensing fees, and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000.

	    Because the Company has determined to concentrate its resources and product strategy on the sale of its proprietary software
(Softsets) and the NVP products, the Company anticipates that its available cash will be sufficient to satisfy its contemplated cash requirements for at least the next 9 months. The Company intends to attempt to raise funds to insure its longer term financial needs.
Additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.


Plan of Operation

	    The Company's plan of operation over the next 12 months focuses primarily on the marketing and sales of its proprietary software
(Softsets) and the NVP products in the OEM, professional video and retail markets and the continued effort necessary to support the sales and marketing of these products.

	    The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the estimated cash requirements of the Company for the next 9 months. Prior to June 30, 1998, the Company will have to raise additional working capital in order to implement its plan of operation. In the event of unanticipated expenses, delays or other problems the Company would be required to seek additional funding. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of proprietary software (Softsets) and the NVP products, it may require resources substantially greater than its available cash or than are otherwise available to the Company. In such event the Company may be required to raise additional capital. The Company has no current agreements with respect to, or sources of, any such capital, and there can be no assurance that such additional capital will be available to the Company when needed, on commercially reasonable terms or at all.

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

Impact of the Adoption of Recently Issued Accounting Standards

	    In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" (`SFAS
128"). SFAS 128 will require the Company to replace the current presentation of "primary" per share data with "basic" and "diluted" per share data. Currently, outstanding common stock equivalents are antidilutive and therefore management estimates that the future adoption of SFAS 128 currently will not have a material impact on the Company's per share data. SFAS 128 will be adopted by the Company for periods ending after December 15, 1997.

	    In addition, The Financial Accounting Standards Board issued Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" in February 1997. This statement establishes standards for disclosing information about an entity's capital structure. The Company intends to comply with the disclosure requirements of this statement which are effective for periods ending after December 15, 1997.


	    The Financial Accounting Standards Board issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS 130 for the periods ending after December 15, 1997.

	    Also in June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of the standard.

                                    12

                      	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

       	Not applicable

Item 2.	Changes in Securities and Use of Proceeds

       	Not applicable

Item 3.	Defaults upon Senior Securities

       	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5.	Other Information

       	Not applicable

Item 6.	Exhibits and Reports on Form 8-K

       	(a)	     Exhibits

      		         27.1     Financial data schedule

        (b)	     Reports on Form 8-K

                                 	SIGNATURES

	    Pursuant to the requirements of the Securities Act of 1934, the Registrant certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on November 14, 1997.

 							                           NUWAVE TECHNOLOGIES, INC.
                                   -------------------------
            							                    	(Registrant)




DATE:  November 14, 1997	          By: /s/ Gerald Zarin
                                       ---------------------------
                     								          Gerald Zarin
                     								          Chief Executive Officer and
                                       Chairman of the Board


DATE:  November 14, 1997			        By: /s/ Jeremiah F. O'Brien
                                       -----------------------------
                               								Jeremiah F. O'Brien
								                               Chief Financial Officer
								                               (Principal Financial Officer)

                                  Exhibits Index

Exhibits                            Description                   Page
--------                            -----------                   ----

  27.1                        Financial Data Schedule              15