Form 10-K
NUWAVE TECHNOLOGIES INC
filed 1998-03-25
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                               ------------------
                                   (MARK ONE)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to ______________________

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

                                 (973) 882-8810
                (Issuer's telephone number, including area code)

                              ---------------------

                  Securities registered under Section 12(b) of
                               the Exchange Act:

                                      NONE

                  Securities registered under Section 12(g) of
                               the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

State issuer's revenues for its most recent fiscal year: $10,275

Aggregate market value of the voting stock held by non-affiliates based on the last sale price for such stock at March 12, 1998: $23,507,750

The number of shares of Common Stock outstanding as of March 12, 1998: 5,601,819


Transitional Small Business Disclosure Format: Yes [ ] No [XX]

                            NUWAVE TECHNOLOGIES, INC.
                                   FORM 10-KSB
                                      INDEX



GLOSSARY ........................................................................................................iv


PART I   1

         ITEM 1.  BUSINESS........................................................................................1
         ITEM 2.  PROPERTY.......................................................................................14
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................14
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................14

PART II  15

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS...................................................................15
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................16
         ITEM 7.  FINANCIAL STATEMENTS...........................................................................32
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE...................................................33

PART III 33

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....................................34
         ITEM 10 EXECUTIVE COMPENSATION..........................................................................37
         ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                            MANAGEMENT...........................................................................40
         ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................42
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................................................49

SIGNATURES.......................................................................................................55


                                    GLOSSARY

A/B Roll Editing. The ability to access two or more playback tape machines simultaneously and combine the video signals in the process of Video Production.

Analog Light Waves. A spectrum (band) of electro magnetic waves of different frequencies in which each frequency represents a specific color..

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

Randall Connectors. Refers to two mechanical connector schemes for which patents have been granted: 1) A universal connector to allow different kinds of connectors to fit on the same printed circuit board; 2) A computer card extension board for audio/video signals.

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

VGA. Video Graphics Array. The typical form in which video is encoded in a computer for processing or display on a computer monitor. A VGA display is based on individual "pixels" making up a computer screen. VGA must be converted into broadcast signals that are displayed in compliance with NTSC or PAL standards.

Video Production. The process by which individual video source material is collected , created, combined, edited and recorded.

Virtual Frame. An artificial frame produced by a Frame Extrapolation Process.

                                     PART I

ITEM 1.  BUSINESS

         NUWAVE Technologies, Inc. (the "Company"), a development stage enterprise organized in July 1995, was formed to develop, manufacture and market products which improve picture quality in set-top boxes, televisions, VCRs, camcorders and other video devices by enhancing and manipulating video signals, and facilitate the production of sophisticated consumer and professional videos. The television, telecommunications and computer markets are converging and, in the process, redefining the way their constituencies interact. The Company believes that video display is the common denominator of that interaction, and that the products it is developing will allow it to participate in the growth of the converging market.

         The Company has produced fully operational prototypes of (1) an analog video processor which significantly enhances video picture quality (the "AVP"),
(2) another video enhancement device which combined the AVP with digitally based frame extrapolation video noise reduction circuits for use in NTSC or PAL standard devices (the "Magic Card"), and (3) a time base corrector providing for analog to digital conversion and the synchronization of up to 3 video sources (the "NUWAVE Dual TBC"). The Company also has produced an initial prototype of a video editing "studio" mounted on PCBs (the "NUWAVE Ministudio"). The AVP, the Magic Card, the NUWAVE Dual TBC and the NUWAVE Ministudio are called the "Initial Products."

         The Company originally anticipated devoting significant resources to the final commercial development of the Initial Products. However, with the introduction and apparent favorable reception of the "NUWAVE Video Processor" ("NVP") and a separate proprietary software product ("Softsets") (as described below) by the OEM, Professional and Retail markets and to best capitalize on the expanding and converging markets, the Company has determined to devote substantially all of the personnel and economic resources it would have devoted to the Initial Products to the marketing of the NVP and Softsets. The decision to commit substantial resources towards the final commercial development of the Initial Products will be based in large part on the Company's experience in marketing the NVP, therefore the Company cannot predict when, if at all, it will finalize commercial development of these products or commence marketing them.

         The Company, using its Advanced Engineering Group (as described below), created the NVP which significantly enhances video images. The Advanced Engineering Group also developed Softsets which provides end users and manufacturers who use the NVP in their products with an option to manipulate the attributes of video images to their own taste or standards. A more detailed explanation of Softsets is described below in this Item 1 under the heading "The Company's Video Enhancement Products."

         During 1997 the Company began marketing its NVP as the "NUWAVE Video Processor" and the "Crystal Wave Video(TM)" circuit, and the Active and/or Passive Softsets as "Crystal Wave Softsets" through comprehensive sales presentations to prospective customers. Although the Company is unable to predict whether its marketing efforts will be successful, it believes based upon its presentations that the products have been well received, and several potential customers have indicated their desire to continue discussions. The Company recently entered into its first OEM contract, a multi-year supply agreement with Thomson Consumer Electronics, Inc. ("Thomson") for the purchase of the NVP Application Specific Integrated Circuit ("ASIC") chip. Thomson is the largest manufacturer and marketer of television receivers and related video products in the U.S. under the RCA, GE and ProScan brands. The Company expects to produce the ASIC chips in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying standard ASIC chips in anticipation of the requirements of its potential customers.

         The technology on which the Company's Initial Products is based was originated by Rave Engineering Corporation ("Rave") prior to the Company's organization and is licensed to the Company by Rave pursuant to an Exclusive Worldwide License Agreement between the Company and Rave dated July 21, 1995 (the "License Agreement"). The Company also entered into a Development Agreement dated July 21, 1995 (the "Development Agreement") with Rave pursuant to which Rave did work in connection with the development of the Initial Products. Rave's role in the development of these products is substantially completed. See Item 6, "Management's Discussion and Analysis," for a discussion of the terms of the License Agreement and the Development Agreement.

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

         The Company has established an Advanced Engineering Group (the "Advanced Engineering Group") made up of its own employees and third party consultants who work with the Company on a project by project basis. The Advanced Engineering Group operates under the direction of the Vice President-Marketing/Technical Development to support the continuing development of its products and related or new technology, and the identification of additional sources of new technology. The Company has used its Advanced Engineering Group to create the NVP, to develop a significant amount of the software included in each of its products and to develop circuitry to allow certain of the products to be produced as ASICs for which the Company has filed patent applications. The Advanced Engineering Group also developed the Softsets for the NVP and certain of the enhancements to it. The Company intends to continue to use the Advanced Engineering Group to finalize the commercialization of the products it has developed.

         The Company is a development stage enterprise. It has had only a limited operating history and has sold only limited quantities of its products to date (primarily to independent sales representatives for demonstration purposes). The Company's prospects must be considered in light of the risks associated with the establishment of a new business in the evolving electronic video industry, as well as further risks encountered in the shift from development to commercialization of new products based on innovative technology. There can be no assurance that the Company will be able to generate revenues or achieve profitable operations. See Item 7, "Financial Statements," and Item 6, "Management's Discussion and Analysis."

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

         Negotiations commenced in December 1994 and continued among Mr. Zarin, Mr. Chu, and Mr. Wong on behalf of Prime and Mr. Randy Burnworth on behalf of Rave through early July 1995. As a result of these negotiations, the Company was organized in July 1995, at which time Prime terminated its exclusive license arrangement with Rave and the Company entered into the License Agreement. In addition, Rave agreed to continue the development of the technology and the Initial Products pursuant to the Development Agreement and Prime became the Company's exclusive agent to sublicense the products covered by the License Agreement to third parties (subject in all cases to the Company's approval) under the terms of the Agency Agreement. See Item 6, "Management's Discussion and Analysis," for a description of the Agency Agreement. Mr. Zarin became the Company's President and Mr. Chu became the Chairman of its Board of

Directors and acting Chief Financial Officer. Mr. Wong became a director of the Company. The Company also entered into a consulting agreement with Corporate Builders, L.P., a limited partnership controlled by Mr. Chu.

         In connection with their organizational activities, Messrs. Chu, Wong, Burnworth and Zarin, as well as Rave and Prime, acted as "Promoters" of the Company within the meaning of the regulations promulgated by the Commission pursuant to the provisions of the Securities Act of 1933 (the "Securities Act").

         Mr. Wong, a former director of the Company, is a director and an approximate 16% shareholder in Prime. Mr. Wong is also the President and Chief Executive Officer of Prime. Mr. David Kwong, a director of the Company, is a director and approximate 22% shareholder of Prime. Mr. Kwong is also a Vice President of Prime. Rave is an approximate 20% shareholder of Prime, and Mr. Burnworth is a director of Prime. Mr. Burnworth is not a shareholder or officer of Rave; however, he is the primary source of Rave's technology and provides the direct supervision with respect to all of the development performed by Rave. Substantially all of the stock of Rave is owned by members of Mr. Burnworth's immediate family. No officer or director of the Company, except for Mr. Kwong, has any ownership interest in, or serves as a director or officer of, Prime. No officer or director of the Company has any ownership interest in, or serves as a director or officer of, Rave.

         Rave's principal activities were to provide services for the Company pursuant to the Development Agreement. The Development Agreement provides that all results of development, including unrelated developments, belong to the Company, and that Rave will not undertake any development activities for third parties without the consent of the Company. Except for the "Game Engine Technology" referred to above and certain medical industry activities (which consent was given and has subsequently lapsed) no other requests to the Company have been made. Prime was organized in 1993 and, at that time, substantially all of its activities related to proposed licensing of Rave's products and technology and the organization of the Company. The exclusive licensing arrangement between Rave and Prime relating to the technology used by the Company was terminated in July 1995.

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

         Image information may be lost in the process of compression or distorted during recording, transmission or playback because of various factors, including signal interference or deterioration of original film quality and camera focus. Some of the problems from this loss or distortion of image information include lack of clarity, a "washed out" look and excessive or inadequate black level.

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

The Company's Video Enhancement Products

The NVP and Softsets

         The NVP controls, corrects and improves analog video signals' use of digital control (software). The NVP first detects and replaces all important picture synchronization and stability attributes. It then separates and corrects the color and black and white information. The NVP enhances fine details of an image and reduces distortions incurred in the course of transmitting the image, corrects the pure black content of images and adjusts perceived light on projected images. Fine detail enhancement is achieved by a proprietary circuit that analyzes the form of the analog waves at the point of origin or display, and processes the wave to significantly increase the clarity of the image.

         The NVP achieves "blackness" correction by establishing a "reference to true black" and adjusting the rest of the color spectrum to that reference, making a "washed out" image appear more vivid. Similar referencing currently is available only in expensive video display units, TV monitors, and projection systems; the NVP's proprietary circuits enable the process to be performed inexpensively on a PCB, ASIC or a small portion of a integrated circuit chip.

         The NVP also contains circuits that provide for the adjustment of light in images and brightness of the colors presented, similar to circuits traditionally included in televisions.

         The NVP can be used prior to further processing of the Analog Video Wave at the source of the video signal and/or at the other end of the process prior to the display of the video image. In the form of a chip, it can be included in a television set, video projector or in a video conference display or in the decoder or routing box that connects a typical television to a cable broadcasting company or a multichannel satellite provider. The NVP also can be included in any personal computer that has a capture board, a device enabling the computer to convert standard broadcast video signals into a digitized form. This enables the image to be enhanced prior to digitization.

         Through its Advanced Engineering Group, the Company has developed Softsets to control the functions of the NVP. The Softsets give both end users and manufacturers who use the NVP in their products the ability to manipulate the attributes of video images to their own taste or standards. For example, the manufacturer of a set-top box who includes the NVP and Softsets in its product could offer viewers the ability to select predetermined optimum video parameters for "Sports," "Movies" "Drama" or other predesignated programming from their remote control ("Active Softsets"). Additionally, program providers or other transmitters can encode their signal so that a receiving device containing the NUWAVE Softsets and enhanced NVP will automatically adjust its video parameters to a predetermined value when the signal is received ("Passive Softsets"). The encoded signal can also be included in the actual programming.

         During 1997 the Company began marketing the NVP as the "NUWAVE Video Processor" and the "Crystal Wave Video(TM)" circuit, and the Active and/or Passive Softsets as "Crystal Wave Softsets" through comprehensive sales presentations to prospective customers. Although the Company is unable to predict whether its marketing efforts will be successful, it believes, based on its presentations, that the products have been well received, and several potential customers have indicated their desire to continue discussions. The Company recently entered into its first OEM contract, a multi-year supply agreement with Thomson for the purchase of the NVP ASIC. The Company expects to produce the ASIC chips in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying standard ASIC chips in anticipation of the requirements of its potential customers.


 The Initial Products

         The Company originally anticipated devoting significant resources to the final commercial development of the Initial Products including the Magic Card, NUWAVE Dual TBC and the NUWAVE Ministudio. However, with the introduction and apparent favorable reception of the NVP and Softsets by the OEM (including an order from Thomson), Professional and Retail markets and to best capitalize on the expanding and converging markets, the Company has determined to devote substantially all of the personnel and economic resources it would have devoted to these products to the marketing of the NVP and Softsets. Because the final commercial development of the Initial Products will be based in large part on the Company's experience in marketing the NVP, the Company cannot predict when, if at all, it will finalize commercial development of these products or commence marketing them.

The Company's Other Potential Products

         The Company intends to continue to use outside consultants to assure exposure to new ideas and technology. The Company through its Advanced Engineering Group, its Development Agreement with Rave and other potential sources of new technologies with other third parties, is conducting investigation, research and development activities with respect to other products relating to video telecommunications although none are material to the Company's present plan of operation. These activities may give rise to additional products which may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products which can be produced at commercially acceptable costs.

Research and Development

         Research and development activity with respect to the Company's Initial Products was carried out by Rave prior to July 21, 1995 when the Company and Rave entered into the License Agreement and the Development Agreement. The technology on which the Company's Initial Products were based was originated by Rave prior to the Company's organization and the Company relied on Rave for the development of the Initial Products. The technology is licensed to the Company by Rave pursuant to the License Agreement. Rave's role in the development of the Initial Products is substantially completed.

         In March 1997 the Company agreed with Rave to exclude from the License Agreement the Video Game Technology. In return, Rave agreed to pay the Company 2.5% of net sales of products using the Video Game Technology and 25% of any fees it receives from licensing such technology. The Video Game Technology is not used in any of the Company's current products, and the Company had no current plans to develop it. The Company continues to hold the rights to the technology outside the video game industry under the License Agreement.

         The Company's Advanced Engineering Group currently operates to support the continuing development of its products and related technology, and the identification of additional sources of new technology. The Advanced Engineering Group has been used to create the NVP, to develop a significant amount of the software included in each of its products and to develop new circuitry to allow certain of the products to be produced as ASICs for which the Company has filed patent applications. The Advanced Engineering Group also developed Softsets for the NVP and certain of the enhancements to it. As of March 10, 1998, the Advanced Engineering Group consisted of 3 of the Company's employees and outside consultant organizations who have on their respective staffs engineers, technicians and support personnel (totaling more than 30 personnel) who devote time to NUWAVE on an as needed project by project basis. The Company anticipates that the make up of its Advanced Engineering Group will change from time to time depending on its current and anticipated development and commercialization plans.

The Company's strategy with respect to new products and technologies is to continue to utilize the Advanced Engineering Group as well as other independent third party sources and to increase its internal technical and engineering staff as appropriate.

         From July 17, 1995 through December 31, 1997, the Company incurred expenses of $3,808,800 on research and development, of which approximately 71% was paid to Rave pursuant to the Development Agreement. During the next 12 months, the Company intends to spend approximately $2,073,500 on research and development and in support of the commercialization of its products. Of that amount the Company estimates that approximately 49% will be paid to Rave pursuant to the Development Agreement and approximately 51% will be spent by the Advanced Engineering Group for software development, ASIC chip development, and supervising and directing production engineering undertaken by third parties and on internal research and development. In the event the Company is able to generate sufficient revenues from sales of its Softsets and NVP products during such 12-month period, it anticipates it will increase its expenditures on research and development and the identification of new sources of technology.

Marketing and Distribution

         The Company commenced the marketing of its NVP and Softsets to manufacturers of video products including televisions, VCR's, Digital Video Disk Players ("DVD's"), set-top boxes, satellite distribution systems, digital cameras, camcorders, etc. The Company has also introduced its technology to companies that manufacture component parts and semiconductors used in the manufacture of such video products. The Company believes that the inclusion of its NVP and Softsets in such video products will allow them to produce significantly better images, allow for product differentiation and the low cost to the user will make it an attractive product. The Company's goal is to position itself to take advantage of the converging television, telecommunication and computer markets by developing multiple products from its unique video enhancement technology.

         In that regard, the Company established three independent sales and marketing divisions to service the market needs: 1) the Crystal Wave Division for OEM, 2) the ProWave Division for the professional market as described below, and 3) the CWave Division for the Retail and Direct Consumer markets. The core of NUWAVE's unique technology is the NVP ASIC chip. This integrated circuit will be incorporated into each of NUWAVE's divisional product lines.

         The Crystal Wave potential customer base is manufacturers of products that can utilize the NVP ASIC including the following product categories: TV, VCR, Camcorder, Digital Camera, Set Top Box, Large Screen TV, LCD TV, Plasma LCD TV, Audio/Video Receivers, Direct TV (DSS systems) and Web TV. Such manufacturers include Thomson, Sony, Matsushita, Phillips, Mitsubishi, Sharp, Sanyo, Samsung, JVC, Zenith, General Instruments, Packard Bell, Compaq, IBM, Dell Computers, LSI Logic, etc.

         Initially, the Company elected to contact all of the potential customers listed above directly or in conjunction with selected consultant organizations such as Competitive Technologies, Inc. ("CTI") with whom the Company has contracted with on a commission basis. CTI, for over twenty six years, has been in the business of taking R&D and technology companies and introducing them to major companies specializing in their respective markets. The Company's sales strategy is a direct consultative sales approach that requires the direct presence of its own engineering and sales personnel to properly present and demonstrate the technology, explain the sales and marketing concepts, and maintain direct contact from an engineering position throughout the entire sales cycle. Although the Company is unable to predict whether its marketing efforts will be successful, it believes, based on its presentations, that the products have been well received, and several potential customers have indicated their desire to continue discussions. The Company recently entered into its first OEM contract, a multi-year supply agreement with Thomson for the purchase of the NVP ASIC chip.

         During 1997, the Company formed its ProWave Division for sales and marketing of the NVP 2.2 and related products to the professional video marketplace. NUWAVE's potential customer base in this division fall into three major categories: 1) Integrated Systems Dealers; 2) Professional Security and Surveillance Dealers; and 3) Medical Imaging Dealers. These dealers will sell to the ultimate user of the product. The Company plans to utilize independent commissioned sales representatives along with its own internal staff and management team to manage, oversee, train and support the sales effort of the dealers. In November 1997 the Company contracted with The LACOM Group to help the Company activate a national independent sales "rep" and dealer network to support the launch of this Division. Through February 23, 1998 eight organizations had signed contracts to represent the Company's ProWave Division. Management anticipates adding several additional sales rep organizations over the next two months and expects to have their product and sales training along with the necessary sales and marketing programs and materials in place by the end of the third quarter of 1998. To date, the Company has sold limited quantities of the NVP 2.2. (primarily for sales demonstration purposes).

         The Company is currently developing a retail product for those Consumers that have a TV and do not have a NUWAVE enabled product but want to improve the picture quality of their home viewing. This product will be marketed by the Company's CWave Division. NUWAVE's potential customer base for the retail product(s) are all major retail outlets for consumer electronics products such as: Retail Consumer Electronics Dealers; Retail Electronics & Personal Computer Distributors; Home Shopping Networks; Infomercial Companies; Mail Order Consumer Electronics; Wholesale Clubs; Mass Merchants; Discount Retail Stores; Department Stores and OEM Manufacturers.

         In addition to product sales, the Company may license the manufacture of its product and use of its technology in situations in which such arrangements are to its economic advantage. However, because its emphasis has been on product sales and OEM manufacturing, it has not yet developed a comprehensive licensing program, established proposed royalties or otherwise determined the terms and conditions of the arrangements it may want to make with proposed licensees or others. These programs will be developed and considered in conjunction with Prime pursuant to the terms of the Agency Agreement, with product research and development, and prevailing market conditions.

         The Company intends to support the above sale efforts through various sales and marketing programs/ activities including trade advertising, attendance at industry trade shows, attendance at participating dealer shows, attendance at end user events, literature mailers and Co-op dealer advertising.

Manufacturing

         The Company does not contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed NVP and Softsets. It also may license to third parties the rights to manufacture the products, either through direct licensing, OEM arrangements or otherwise.

         The Company intends to produce the NVP ASIC chip in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying ASIC chips in anticipation of applications required by customers in the future. In this regard, the Company contracted with Adaptive Micro-Wave, Inc. ("Adaptive"), an engineering firm specializing in engineering product management to provide necessary technical support and manage this process under the Company's direction. The Company also contracted with The Engineering Consortium ("TEC"), a specialized design engineering group, to complete the work necessary to convert the Company's current NVP PC board design to ASIC specifications and contracted with Zentrum Mikroelectronik Dresden GmbH ("ZMD"), a fabricator and manufacturer of integrated circuits for production of the ASIC. The Company anticipates producing the initial ASIC during the second half of 1998 in accordance with the requirements of the Thomson supply agreement and believes that this initial ASIC will be readily adaptable to other customer specifications, if required.

         The Company will be dependent on third parties such as ZMD for the manufacture of its NVP ASIC chips. Although management believes it will be able to continue to negotiate satisfactory manufacturing and supply agreements, the failure to do so would have a material adverse effect on the Company. Furthermore, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs would adversely affect the Company's ability to develop and market its products. However, the Company may have difficulty in continuing to obtain contractual agreements with the suppliers of such materials due to, among other things, possible material shortages or possible lack of adequate purchasing power.

Patents; Proprietary Information

         To the extent practicable, the Company has filed or intends to file U.S. patents and/or copyright applications relating to certain of its proposed products and technologies either on its own behalf (or on behalf of Rave with respect to products and technology licensed pursuant to the License Agreement and/or Development Agreement) and to file corresponding applications in key industrial countries worldwide. In April 1996, the Company filed on behalf of Rave two patent applications for its Randall connector system and received one patent in respect thereof in November 1997 and the second patent in respect thereof in January 1998.

         In July 1996, the Company filed for a patent on behalf of Rave with respect to AVP. In January 1998, an initial rejection was received from the patent examiner's office based on similarity to an existing patent. The Company has filed an amendment more thoroughly differentiating the invention for which the application is being filed from the existing patent. Although the Company believes such patent application contains patentable claims, no assurance can be given that a patent will be obtained. In March 1998, the Company filed three additional patent applications (one with regard to its NVP and two with regard to its Softsets). Although the Company believes that each of these applications contains patentable claims which are independent of the technology involved in the above-mentioned patent application filed on behalf of Rave, there is no assurance that any patents will be granted. If granted, there is no assurance that any patent will afford the Company commercially significant protection of its technology or that the Company will have adequate resources to enforce its patents. Because the Company also intends to license and/or sell its technology and products in foreign markets, it intends to seek foreign patent protection. With respect to foreign patents, the patent laws of other countries may differ significantly from those of the United States as to the patentability of the Company's products or technology. Moreover, the degree of protection afforded by foreign patents may be different from that in the United States. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions.

         Based on Rave's experience in the video industry, that of the Company's own officers and directors with technical backgrounds, third party advisors who are familiar with the patent process, and patent searches made in connection with the patent applications filed for the AVP and the Company's NVP, the Company believes that the products it intends to market and sell do not infringe the patents or other proprietary rights of third parties and is not aware of any patents held by its competitors that will prevent, limit or otherwise interfere with the Company's ability to make and sell the products it intends to market. However, it is possible that competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for, or may in the future apply for and obtain, patents which have an adverse impact on the Company's ability to make and sell its products. In addition, because of the developmental stage of the Company, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. There can also be no assurance that competitors will not infringe the Company's patents. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

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

         The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. As a result, certain companies may be developing technologies or products the Company is unaware of which may be functionally similar, or superior, to some or all of those being developed by the Company. Consequently, the ability of the Company to compete successfully will depend on its ability to complete development and introduce its products and technology to the marketplace in a timely and cost-competitive manner, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

Management Information Systems

         The Company believes that the capacity of its existing data processing and management information systems is sufficient to allow the Company to expand its business without significant additional capital expenditures. In addition, the Company has consulted with its software vendor about the year 2000 and data processing changes that will be required and has been assured that our software will be capable of handling process dates beyond the year 2000 by the end of 1998.

Employees

         The Company currently has nine full-time employees and, depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development.


ITEM 2.  PROPERTY

Facilities

         The Company has established its headquarters in Fairfield, New Jersey. Pursuant to the sublease relating to such facility, the Company is obligated to make monthly rental payments of $5,400. The lease is on a month-to-month basis. The Company's subleased portion of the facility is approximately 2,500 square feet and the sublease entitles the Company to share certain common areas.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, par value $.01 per share ("Common Stock"), has been traded since July 1996 on the NASDAQ SmallCap Stock Market under the symbol "WAVE" for Common Stock and "WAVEW" for Common Stock Warrants. Prior to that time, there was no public market for the Common Stock or Warrants. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the NASDAQ SmallCap Stock Market during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


                                  COMMON STOCK

QUARTERLY PERIOD ENDED              HIGH                       LOW

March 31, 1997                      $ 9.75                     $ 6.50

June 30, 1997                       $ 8.50                     $ 5.63

September 30, 1997                  $ 8.13                     $ 4.50

December 31, 1997                   $ 6.38                     $ 3.68


         As of March 12, 1998, there were approximately 71 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          Summary Financial Information

         The summary financial data set forth below is derived from and should be read in conjunction with the financial statements, including the notes thereto, filed as part of this Form 10-KSB.



Statement of Operations               Year Ended          Year Ended      July 17, 1995
Data                                 December 31,        December 31,    (Inception) to
                                         1996                1997          December 31,
                                                                              1997

Revenues                             $      0.00         $    10,275        $    10,275
Net Loss                             $ 4,430,649         $ 3,848,316        $ 9,189,556
Net loss per common share            $     (1.18)        $     (0.72)
Weighted average number of             3,767,403           5,343,348
  shares



Balance Sheet Data:                  December 31,        December 31,
                                        1996                 1997

Working capital                      $ 5,776,740         $  1,709,988
Total assets                         $ 6,291,898         $  2,270,763
Total liabilities                    $   373,110         $    153,623
Deficit accumulated during           $ 5,341,240         $  9,189,556
   the development stage
Stockholders' equity                 $ 5,918,788         $  2,117,140


Forward Looking Statements

         This Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Marketing and Sales," "Research and Development," "Manufacturing," "Liquidity and Capital Resources," and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital when required, and the risk factors detailed from time to time in the Company's annual report on Form 10-KSB and other materials filed with the Securities and Exchange Commission ("SEC").

         All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


         General

         The Company, a development stage enterprise organized in July 1995, was formed to develop, manufacture and market products which improve picture quality image in set top boxes, televisions, VCR's, DVD's, camcorders and other video devices by enhancing and manipulating video signals, and to facilitate the production of sophisticated consumer and professional videos. In July 1996 the Company completed an initial public offering ("IPO") of its common stock and warrants from which it received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. On February 11, 1998, the Company received net proceeds of $915,000 for issuance of 253.485 shares of its Common Stock to an investor. The Company also issued warrants to purchase up to 50,000 shares of its Common Stock to such investor. In addition the Company may issue "Puts" to the investor over a two year period whereby the investor shall purchase a minimum of $1,000,000 up to an maximum of $5,000,000 of the Company's Common Stock (valued at 88% of the market value thereof) if certain pre-conditions are met.

         At the time of the IPO, the Company had produced and tested fully operational working prototypes of the Initial Products. Subsequent to the IPO, the Company established the Advanced Engineering Group to support the continuing development of its products and related technology, and the identification of additional sources of new technology. The Advanced Engineering Group is made up of the Company's own employees and third party consultants who work with the Company on a project by project basis. The Advanced Engineering Group operates under the direction of the Vice President-Marketing/Technical Development. The Company has used its Advanced Engineering Group to create the NVP, to develop a significant amount of the software included in each of its products and to develop new circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group also developed the Softsets for the NVP and certain of the enhancements to it. Utilizing this technology, the Company has developed the ProWave NVP 2.2 that is currently available as a stand-alone unit or a PC board with software. The Advanced Engineering Group is currently developing a commercial video retail product also utilizing the NVP technology (the "retail version"). During the first half of 1997, the Company began marketing the NVP and Softsets as well as the NVP 2.2 as a stand-alone unit and as a PC board with software. In September, 1997 the Company began selling limited quantities of the NVP 2.2 (primarily to representatives for demonstration purposes).

         The Company intends to produce the NVP in the form of an ASIC chip in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying ASIC chips in anticipation of applications required by customers in the future. In this regard, the Company contracted with Adaptive to provide necessary technical support and manage this process under the Company's direction. The Company also contracted with TEC to complete the work necessary to convert the Company's current NVP PC board design to ASIC specifications and contracted with ZMD for production of the ASIC. The Company anticipates the ASIC will be in production during the second half of 1998 and recently entered into a multi-year supply agreement with Thomson for the purchase of the NVP ASIC chip.

         The Company has significantly scaled back its research and development, and marketing and related activities with respect to all other existing or proposed products in order to concentrate its resources on the continued development and marketing of its Softsets and NVP products (i.e., ASIC chip for the OEM market, the NVP 2.2 in the stand alone unit and PC board version for the professional video market and the consumer video retail version). The Company believes this product strategy will allow it to take full advantage of the growth opportunity presented by the converging PC, television, HDTV and telecommunication markets, which the Company believes to be quite significant. The Company anticipates this strategy will also allow it to conserve its resources and at the same time maximize the benefits to be derived from introducing these products into these converging and expanding markets.

         As of December 31, 1997, the Company had accumulated a deficit during the development stage of $9,189,556, which includes a net loss for the year ended December 31, 1997 of $3,848,316. The loss for the year ended December 31, 1997 included $2,336,000 in selling, general and administrative expenses, representing an increase of $527,432 compared to the year ended December 31, 1996. Such increase was primarily a result of sales and marketing efforts discussed more fully below ($417,757), and general operating expenses as a result of the Company's planned growth and expansion following the IPO, including increased personnel and payroll costs ($94,952), professional and legal services costs ($100,794), insurance costs ($95,848), depreciation expense ($23,497), office rent ($22,629) and other ($31,955). Such increases were partially offset by a $260,000 decrease in the payments made to Prime Technologies, Inc. pursuant to the Exclusive Agency Agreement (see Liquidity and Capital Resources below). Although the Company anticipates deriving some revenue from the sale of its proprietary software (Softsets) and the NVP products within the next 12 months, no assurance can be given that these products will be successfully marketed during such period. Even if revenues are produced from the sale of such products, the Company expects to continue to incur losses for at least the next 12 months. See "Liquidity and Capital Resources."

Marketing and Sales

         During the past twelve months, the Company contracted with a professional marketing communications firm to assist in the development and implementation of a program to develop market awareness and commercialization of its products. This program has included development of Company and product brochures and press kits, product specification sheets, development of a Company booth for use at trade shows, attendance at key trade shows, mailers, the production of corporate videos for use at sales presentations, development of and placement of advertisements in key industry journals, etc. During 1997, the Company began sales presentations of the NVP and Softsets to prospective OEM customers (i.e., original equipment manufacturers of set top boxes, televisions, multimedia computers and teleconferencing equipment). Although the Company is unable to predict whether its marketing efforts will be successful, it believes that the products have been well received. The Company anticipates the ASIC will be in production during the second half of 1998 and as indicated above recently entered into a multi-year supply agreement with Thomson for the purchase of the NVP ASIC chip. Several other potential customers have signed Confidentiality/Non Disclosure agreements with NUWAVE allowing them to expand their review and examination of NUWAVE's exclusive video enhancement technology.

         In April 1997, the Company formed its ProWave Division for sales and marketing of the NVP 2.2 and related products to the professional video market (e.g., medical imaging and security surveillance systems). In September 1997, the Company began selling limited quantities (primarily for demonstration purposes) of its first commercial product, the NVP 2.2. In November 1997 the Company contracted with The LACOM Group to help the Company activate a national "rep" and dealer sales network to support the launch of this Division. Through February 23, 1998 eight organizations had signed contracts to represent the Company's ProWave Division. Management anticipates adding several additional rep organizations over the next two months and expects to have their product and sales training along with the necessary sales and marketing programs and materials in place by the end of the second quarter of 1998. During the last quarter of 1997, the Company began its premarketing efforts with regards to the retail market by introducing a prototype of its stand-alone consumer product to selected retail chains.

         The Company is currently developing a retail product for those Consumers that have a TV and do not have a NUWAVE enabled product but want to improve the picture quality of their home viewing. This product will be marketed by the Company's CWave Division.

         During the past twelve months the Company has recruited a Vice President of Sales, and contracted with professional sales consultants to establish the development of the Company's sales organization managed by the Vice President of Sales. In this regard, the Company has contracted with Competitive Technologies, Inc. ("CTI") to assist it in the development of NUWAVE's OEM business. CTI, for over twenty six years, has been in the business of taking R&D and technology companies and introducing them to the major companies specializing in their respective markets. The Company also has contracts with several individuals and organizations that will act in a commissioned sales representation capacity regarding the Company's products. During the year ended December 31, 1997, the Company's sales and marketing costs included $230,361 for professional sales and marketing consultants compared to $43,509 for the year ended December 31, 1996; $289,892 for advertising and public relations compared to $131,231 for the year ended December 31, 1996; and $47,610 for trade shows (no expenditures for trade shows in 1996). The Company began its sales and marketing activities during the fourth quarter of 1996 resulting in the increases for the full year activities shown for 1997. The Company is continually reviewing its needs with a view to maximizing efficiency while conserving its resources.

Research and Development

         Research and development activity with respect to the Company's Initial Products was carried out by Rave prior to July 21, 1995, the date upon which the Company and Rave entered into the License Agreement and the Development Agreement. The technology on which the Company's Initial Products is based was originated by Rave prior to the Company's organization and is licensed to the Company by Rave pursuant to the License Agreement. Pursuant to the Development Agreement the Company has utilized Rave to continue the development of the Initial Products. Rave's role in the development of these products is substantially completed.

         The Development Agreement terminates on October 2, 1998 unless the parties agree to additional services to be performed by Rave and related compensation. Because (i) the development of the Initial Products has been substantially completed, (ii) the Company has increased its ability to take advantage of the expertise of its Advanced Engineering Group, and (iii) it has determined to devote substantially all of its resources to its Softsets and the NVP products, the Company believes that in the event the Development Agreement were not extended, there would not be a materially adverse effect on its operations or ability to develop new technology.

         The Company's Advanced Engineering Group utilizes the services of third party contractors in connection with its research and development activities. The Company intends to continue to use outside consultants to assure exposure to new ideas and technology and its Advanced Engineering Group to direct, supervise and coordinate such efforts. The Company has used its Advanced Engineering Group to create the NVP, to develop a significant amount of the software included in each of its products and to develop new circuitry to allow certain of the products to be produced as ASICs. In April 1997, it contracted with Adaptive to assist in the ASIC development process. In November of 1997 the Company contracted with TEC to complete the ASIC design in coordination with Adaptive under the supervision of the Company's Vice President of Marketing/Technical Development. The Advanced Engineering Group also developed Softsets and certain of the enhancements to the NVP. The Company intends to use members of the Advanced Engineering Group to assist it with the continued development of the NVP in its OEM and retail versions but otherwise significantly reduce its research & development activities for the Initial Products.

         From July 17, 1995 through December 31, 1997, the Company incurred expenses of $3,808,800 on research and development, of which approximately 71% was paid to Rave pursuant to the Development Agreement. During the next 12 months, the Company intends to spend approximately $2,073,500 on research and development and in support of the commercialization of its products. Of that amount the Company estimates that approximately 49% will be paid to Rave pursuant to the Development Agreement and approximately 51% will be spent by the Company's Advanced Engineering Group for software development, ASIC chip development, and supervising and directing production engineering undertaken by third parties and on internal research and development. In the event the Company is able to generate sufficient revenues from sales of its Softsets and NVP products during such 12-month period, it anticipates it will increase its expenditures on research and development and the identification of new sources of technology.

Manufacturing.


         The Company does not contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed NVP and Softsets. It also may license to third parties the rights to manufacture the products, either through direct licensing, OEM arrangements or otherwise.

         The Company intends to produce the NVP ASIC chip in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying ASIC chips in anticipation of applications required by customers in the future. In this regard, the Company contracted with Adaptive to provide necessary technical support and manage this process under the Company's direction, contracted with TEC to complete the work necessary to convert the Company's current NVP PC board design to ASIC specifications and contracted with ZMD for production of the ASIC. The Company anticipates producing the initial ASIC during the second half of 1998 in accordance with the requirements of the Thomson supply agreement and believes that this initial ASIC will be readily adaptable to other customer specifications, if required.

Employees

         The Company currently has nine full-time employees and, depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development.

Liquidity and Capital Resources

         From its inception until the IPO, the Company relied for all of its funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of its debt and equity securities (the "Private Financings"). In July 1996, the Company completed its IPO and received net proceeds of $9,538,428. The Company used $2,073,652 of the net proceeds of the IPO to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings. On February 11, 1998, the Company received net proceeds of approximately $915,000 from the sale of 253,485 shares of common stock pursuant to an agreement with ProFutures Special equities Fund, L.P. ("ProFutures") dated February 6, 1998. The agreement provides up to $5,000,000 in additional equity funding under certain terms and conditions (see
Note 10 to Notes to Financial Statements -"Subsequent Events"). Under the terms of the agreement, after the registration statement filed on Form S-3 on March 3, 1998 becomes effective, the Company shall have the right to draw up to $5,000,000 in cash (in exchange for shares of Common Stock at a 12% discount to market) at any time through February 5, 2000. The decision to make draws, and the timing and amount of such draws are solely at the Company's discretion, subject to certain conditions; however the Company is required to draw a minimum of $1,000,000 by February 5, 2000.

         Pursuant to the terms of the License Agreement and the Development Agreement, the Company is paying Rave minimum aggregate royalties to maintain the exclusivity under the license agreement and development fees of $65,000 per month for the term of the License Agreement. The License Agreement also provides for additional payments of $60,000 per year through July 22, 1998 to be made to Rave for consulting services to be rendered to the Company. The Development Agreement also provides for Rave to receive additional payments under certain conditions aggregating $850,000 to purchase or lease equipment for use in developing the Licensed Products and Technology. The payments were originally to be made in monthly installments not to exceed $23,611 with a lump sum payment of $283,336 due in March 1998, if certain conditions were met. In this regard, on April 22, 1997, the Company deposited $300,000 into a certificate of deposit. The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit opened by the Company to guarantee monthly equipment lease payments (not to exceed $23,611 per month) to be made by the Company on behalf of Rave pursuant to the Development Agreement. The balance of the standby letter of credit will be reduced by any payments made and any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit. Through December 31, 1997, the Company had made payments of $386,657 against the $850,000 of equipment purchases and at that date had $221,481 pledged as collateral to guarantee the monthly equipment lease payments. Expenditures of the remaining $241,862 of the $850,000 will depend on finalizing mutually agreed plans for the development of additional products for evaluation by the Company during the remaining term of the Development Agreement.

         The technology on which the Initial Products is based has been licensed from Rave pursuant to the License Agreement. Pursuant to the terms of the License

Agreement, the Company is obligated to pay Rave royalties ("Royalties") of (i) 2 1/2% of net sales of products utilizing Rave's technology ("Sales Royalties"), and (ii) 25% of any sublicensing fees received by the Company from sublicenses of the products and technology covered by the License Agreement ("Licensed Products and Technology"). Payments of Sales Royalties will commence upon the earlier of (i) accumulated net sales of Licensed Products and Technology sold by the Company or its future affiliates reaching an aggregate of $50,000,000, or
(ii) the Company's aggregate net profits from sales of Licensed Products and Technology equaling $5,000,000.

         Pursuant to the terms of an Exclusive Agency Agreement ("the "Agency Agreement") dated as of July 21,1995 between the Company and Prime, Prime will receive 35% of net sublicensing fees received by the Company with respect to the first $50,000,000 of aggregate net sales made by the Company's sublicensees, after subtracting the payments to Rave and licensing expenses, and thereafter 45%. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 has been paid in accordance with the terms of the Agency Agreement,
(ii) $400,000 is payable out of the Company's first sublicensing fees, and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000. The Agency Agreement only pertains to the Licensed Products and Technology covered by the License Agreement with Rave.

         The Company has determined to concentrate its resources and product strategy on the sale of its Softsets and NVP products and therefore the Company anticipates that its available cash will be sufficient to satisfy its contemplated cash requirements for at least through the remainder of 1998.

Plan of Operation

         The Company's plan of operation over the next 12 months focuses primarily on the marketing and sales of its Softsets and NVP products in the OEM, professional video and retail markets and the continued effort necessary to support the sales and marketing of these products.

         The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the estimated cash requirements of the Company for the next 12 months from the date of this document. In the event of unanticipated expenses, delays or other problems the Company might be required to either utilize the equity financing available under the terms of its agreement with ProFutures (see Note 10 to Notes to Financial Statement - "Subsequent Events") or to seek additional funding elsewhere. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of Softsets and the NVP products, it may require resources greater than its available cash or than are otherwise available to the Company. In such event the Company may be required to raise additional capital. There can be no assurance that such additional capital will be available to the Company if needed, on commercially reasonable terms or at all.

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

Year 2000 Project

         The Company believes that the capacity of its existing data processing and management information systems is sufficient to allow the Company to expand its business without significant additional capital expenditures. In addition, the Company has consulted with its software vendor about the year 2000 and data processing changes that will be required and has been assured that our software will be capable of handling process dates beyond the year 2000 by the end of 1998.

Impact of the Adoption of Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 requires that a business enterprise classify items of other comprehensive income by their nature in the financial statements and display the account balance of other comprehensive income separately from retained earnings and accumulated paid in capital in the equity section of the balance sheet. SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. These standards are effective for years beginning after 1997. The Company believes that these standards will not have a material effect, if any, upon the Company's financial condition or its results of operations.

         In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and other Retirement Benefits" ("SFAS 132"). SFAS 132, an amendment of SAFS #'s 87, 88 and 106, standardizes the disclosure requirements for pensions and other post retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer useful. This standard is effective for years beginning after December 15, 1997. The Company believes that this standard will not have a material effect, if any, upon the Company's financial condition or its results of operations.

Certain Factors That May Affect Future Results

         The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

         1. Development Stage Enterprise; Absence of Operating History. The Company is a development stage enterprise. It has had only a limited operating history and has sold only a limited quantity of its products to date (primarily for demonstration purposes). Since its inception in July 1995, the Company has been engaged primarily in raising funds, directing, supervising and coordinating its Advanced Engineering Group and Rave in the continuing development of the AVP, the NUWAVE Dual TBC, the NUWAVE Ministudio, the Magic Card, the NVP and Softsets, pre-marketing and more recently the commencement of comprehensive program for manufacturing and marketing the NVP and the recruitment of management and technical personnel, including members of the Advanced Engineering Group.

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


         2. Limited Revenues; Accumulated Deficit; Anticipated Future Losses. To date, the Company has received only limited revenue from the sale of its products (primarily from sales made for demonstration purposes) and does not anticipate significant operating revenue until such time, if ever, as its relevant technology and one or more of its products are completely developed, manufactured in commercial quantities and available for commercial delivery. There can be no assurance that the Company's technology and products, if developed and manufactured, will be able to compete successfully in the marketplace and/or generate significant revenue. The Company anticipates incurring significant costs in connection with the development of its technologies and proposed products and there is no assurance that the Company will achieve sufficient revenues to offset anticipated operating costs. As of December 31, 1997, the Company had an accumulated deficit of $9,189,556. Although the Company anticipates deriving some revenue from the sale of its NVP and related products and its Softsets within the next 12 months, no assurance can be given that these products will be successfully marketed or even completely developed and tested for commercial use during such period, and the Company has projected its expenses based on the assumption that it will receive no revenues from the sale of its products during the remainder of 1998. Even if revenues are derived from the sale or license of the Company's products, the Company will continue to incur substantial losses for at least the next 12 months from the date of this document. Included in such losses are research and development expenses, marketing costs, manufacture and assembly, and general and administrative expenses. In as much as the Company will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with its continued research and development activities, the Company anticipates that such losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. See "Summary of Financial Information" and "Management's Discussion and Analysis."

         3. Significant Capital Requirements; Dependence on Available Cash; Need for Additional Financing. The Company's capital requirements in connection with its development activities have been and will continue to be significant. The Company has been dependent upon the proceeds of sales of its securities to private investors to fund its initial development activities. On February 11, 1998, the Company received net proceeds of approximately $915,000 from the sale of Common Stock to ProFutures pursuant to the Investment Agreement. Under the terms of the Investment Agreement, the Company, subject to certain conditions, has the right to draw up to $5,000,000 in cash by selling shares of Common Stock to ProFutures from time to time for the next two years. The decision to make draws and the timing and amount of such draws are solely at the Company's discretion, subject to certain conditions. However, pursuant to the terms of the Investment Agreement, the Company is required to draw a minimum of $1,000,000 in cash in exchange for shares of Common Stock. The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the estimated cash requirements of the Company for the remainder of 1998. In the event of unanticipated expenses, delays or other problems, the Company might be required to either utilize the equity financing available under the Investment Agreement or seek additional funding elsewhere. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of Softsets or the NVP products, it may require resources greater than its available cash or than are otherwise available to the Company. In such event, the Company may be required to raise additional capital. There can be no assurance that such additional capital will be available to the Company if needed, on commercially reasonable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company, including possibly requiring the Company to curtail or cease operations. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing stockholders could be substantially diluted. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

         4. New Concept; Uncertainty of Market Acceptance; Lack of Marketing Experience. The technology and products currently being developed by the Company utilize new concepts and designs in video imagery and processing. The Company's prospects for success will therefore depend on its ability to successfully sell its products to key manufacturers and distributors who may be inhibited from doing business with the Company because of their commitment to their own technologies and products. As a result, demand and market acceptance for the Company's technologies and products is subject to a high level of uncertainty. The Company currently has limited financial, personnel and other resources to undertake the extensive marketing activities that will be necessary to market its technology and products once their development is completed. There is no assurance that any of the Company's potential customers will enter into any arrangements with the Company. There is no assurance that the Company's marketing efforts will be successful. See "Business - Marketing" and "Business - Research and Development."

         5. Dependence on Third-Party Design Changes. Commercialization of the NVP and sale to manufacturers of the relevant video equipment will require such manufacturers to adopt new circuit configurations to accommodate the relevant chip in their products. Although the Company expects that manufacturers wishing to utilize the NVP will make such modifications based on the benefits derived from the improved performance of their products and the relative simplicity of such modifications, there is no assurance that the necessary modifications will be adopted widely, or at all. Additionally, the cost of such modifications may inhibit or prevent their adoption. The failure of designers and manufacturers to make such modifications would have a material adverse effect on the Company's ability to sell and/or license the relevant products. See "Business - Manufacturing."

         6. License. A portion of the technology from which the Company's Initial Products were derived is licensed to the Company pursuant to the License Agreement with Rave. The License Agreement provides that Rave will receive minimum aggregate payments of Royalties and Development Fees, as defined in the Development Agreement of $65,000 per month (the "Rave Minimum Payments"). If Rave does not receive the Rave Minimum Payments, Rave has the option of electing to make the License Agreement non-exclusive, which could, under some circumstances, interfere with the Company's exploitation of its own technology. The License Agreement also provides for the payment of Royalties based on the net sales of the licensed products and technology as well as any sublicensing fees paid to the Company. If the Company fails to pay the Royalties, Rave has the option to terminate the License Agreement. See "Management's Discussion and Analysis."

         7. Uncertainty of Product and Technology Development; Need for Product Testing; Technological Factors. The Company originally anticipated devoting significant resources to the final commercial development of its Magic Card (which combines the analog based NVP with digitally based enhancements). However, with the introduction and initial favorable reception of the NVP and Softsets, the Company determined to devote substantially all of the personnel and economic resources it would have devoted to the Magic Card to the marketing of the NVP and Softsets. The Company believes this will give it the opportunity to further refine the Magic Card based on its experience with the NVP and market reaction. Because the final commercial development of the Magic Card will be based in large part on the Company's experience in marketing the NVP, the Company cannot predict when, if at all, it will finalize commercial development of the Magic Card or commence marketing it.

         Product development efforts, with respect to all of the Company's proposed products, are subject to all of the risks inherent in the development of new technology and products (including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funding to complete development). There can be no assurance as to when, or whether, such developments will be successfully completed. No assurance can be given that the products can be developed in commercially salable form within the projected development schedule. If the Company, either through its Advanced Engineering Group or Rave, is unable to complete its development activities with respect to the Company's proposed products, it would have to complete development through third parties. Although the Company presently believes it has sufficient resources to complete development of these products, there is no assurance that the Company will be able to complete such development in a timely manner, or at all, or that it could enter into economically reasonable arrangements for the completion of such products by third parties. In connection with the development of commercially salable prototypes, the Company must successfully complete a testing program for the products before they can be marketed. Unforeseen technical problems arising out of such testing could significantly and adversely affect the Company's ability to manufacture a commercially acceptable version. In addition, the Company's success will depend upon its technologies and proposed products meeting acceptable cost and performance criteria and upon their timely introduction into the marketplace. There can be no assurance the technologies and proposed products will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs and/or material delays in their development. See "Business - The Company's Video Enhancement Products."

         8. Unconditional Obligation to Share Sublicense Fees. The Company has entered into an Agency Agreement with Prime which provides that Prime will be the Company's exclusive agent for entering into sublicenses with respect to the products and technology licensed to the Company pursuant to the License Agreement and will assist the Company in the development and implementation of a sublicensing program. Subject to certain minimum sales requirements, the Agency Agreement provides for the payment to Prime of 35% to 45% of net sublicense fees received by the Company along with certain additional payments. To the extent payments to Prime are based on sublicensing payments made to the Company, the Agency Agreement provides that such payments must be made regardless of whether the relevant sublicense is entered into through Prime's efforts or by the Company itself. The unconditional obligation to pay Prime a portion of such sublicensing fees may have an adverse effect on the Company's ability to enter into profitable sublicensing arrangements with respect to the products and technology licensed to the Company pursuant to the License Agreement or adversely affect its ability to set competitive sublicense fees for those products.

         9. Dependence on Third-Party Development and Manufacturing. The Company does not contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed NVP and Softsets, and related retail products. It also may license to third parties the rights to manufacture the products, either through direct licensing, original equipment manufacturer arrangements or otherwise.

         The Company will be dependent on third parties for the manufacture of the ASIC-based NVP and related products as well as future products it may choose to commercialize. Although the Company has entered into an agreement with a potential manufacturer of its NVP ASIC chip, there can be no assurance that such manufacturer will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times, or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs would adversely affect the Company's ability to develop and market its products. In addition, the Company will be dependent on third party vendors for many of the components necessary for the final assembly of its ProWave Division products and its anticipated retail products. The Company may have difficulty in obtaining contractual agreements with the suppliers of such materials due to, among other things, possible material shortages or possible lack of adequate purchasing power. While management believes that these components are available from multiple sources, it anticipates that the Company will obtain certain of them from a single source, or limited number of sources, of supply. In the event that certain of such suppliers are unable or unwilling to provide the Company with such components on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on the Company's operations.

         10. Competition. The markets that the Company intends to enter are characterized by intense competition, and, particularly with respect to the market for video, editing, production and processing products, significant price erosion over the life of a product. The Company's products will directly compete with those of numerous well-established companies, such as Sony Electronics, Inc., Panasonic Division of Matsushita Electric Industrial Co., Motorola, Inc., Mitsubishi International Corp. and Phillips Electronics, NV, which design, manufacture and/or market video technology and other products. All of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of these competitors dominate their industries and have the necessary financial resources to enable them to withstand substantial price competition or downturns in the market for video products. See "Business - Competition."

         11. Rapid Changes to Industry Standards; Product Obsolescence. The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. As a result, certain companies may be developing technologies or products of which the Company is unaware which may be functionally similar, or superior, to some or all of those being developed by the Company. As a result of all of the above, the ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner its proposed products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. There is no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily. See "Business - Competition."

         12. Enforceability of Patents and Similar Rights; Possible Issuance of Patents to Competitors; Trade Secrets. To the extent practicable, the Company has filed or intends to file U.S. patents and/or copyright applications relating to certain of its proposed products and technologies either on its own behalf (or on behalf of Rave with respect to products and technology licensed pursuant to the License Agreement) and to file corresponding applications in key industrial countries worldwide. In April 1996, the Company filed two patent applications on behalf of Rave for its Randall connector system and received one patent in respect thereof in November 1997 and the second patent in respect thereof in January 1998.

         In July 1996, the Company filed for a patent on behalf of Rave with respect to the AVP. In January 1998, an initial rejection was received from the patent examiner's office based on similarity to an existing patent. The Company has filed an amendment more thoroughly differentiating the invention for which the application is being filed from the existing patent. Although the Company believes this patent application contains patentable claims, no assurance can be given that a patent will be obtained. In April, 1998 the Company filed three additional patent applications (one with regard to its NVP and two with regard to its Softsets). Although the Company believes that each of these applications contains patentable claims which are independent of the technology involved in the above-mentioned patent application filed on behalf of Rave, there is no assurance that any patents will be granted. If granted, there is no assurance that any patent will afford the Company commercially significant protection of its technology or that the Company will have adequate resources to enforce its patents. Because the Company also intends to license and/or sell its technology and products in foreign markets, it intends to seek foreign patent protection. With respect to foreign patents, the patent laws of other countries may differ significantly from those of the United States as to the patentability of the Company's products or technology. Moreover, the degree of protection afforded by foreign patents may be different from that in the United States. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions.

         Based on Rave's experience in the video industry, that of the Company's own officers and directors with technical backgrounds; third party advisors who are familiar with the patent process; and patent searches made in connection with the patent applications filed for the AVP and the Company's NVP, the Company believes that the products it intends to market and sell do not infringe the patents or other proprietary rights of third parties and is not aware of any patents held by its competitors that will prevent, limit or otherwise interfere with the Company's ability to make and sell the products it intends to market. However, it is possible that competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for, or may in the future apply for and obtain, patents which have an adverse impact on the Company's ability to make and sell its products. In addition, because of the developmental stage of the Company, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. There can also be no assurance that competitors will not infringe the Company's patents. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

         The Company also relies on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. To protect its trade secrets and other proprietary information, the Company requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If the Company is unable to maintain the proprietary nature of its technologies, the Company could be adversely affected. See "Business - Proprietary Information."

         13. Control by Management and Prime. The officers of the Company own 455,000 shares of Common Stock (not including currently exercisable options for 330,000 shares of Common Stock) or approximately 8.12% of the Company's outstanding shares of Common Stock, and Prime (21.6% of the capital stock of which is owned by Mr. David Kwong, a director of the Company, 21.6% of which is owned by Rave and 16.1% of which is owned by Mr. Ted Wong, a former director of the Company) beneficially owns 1,090,000 shares of Common Stock or approximately 19.5% of the Company's outstanding shares of Common Stock. Such officers and Prime are therefore in a position to significantly influence the election of the Company's directors and thereby select the management, and direct the policies, of the Company.

         14. No Dividends. The Company has paid no cash dividends to date. Payment of dividends on the Common Stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not currently intend to declare any dividends on its Common Stock in the foreseeable future. Currently, the Company plans to retain any earnings it receives for development of its business operations. See "Summary Financial Information."

         15. Limitation on Tax Loss Carryforwards. At December 31, 1997, the Company had available unused net operating loss carryforwards ("NOLs") aggregating approximately $3,761,463 to offset future taxable income. The unused net operating loss carryforwards expire in various years from 2010 to 2012. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change, as defined in such Section 382, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. The Company may be subject to limitations on the use of its NOLs as provided under Section 382. Accordingly, there can be no assurance that a significant amount of the Company's existing NOLs will be available to the Company. In the event that the Company achieves profitability, as to which there can be no assurance, such limitation would have the effect of increasing the Company's tax liability and reducing the net income and available cash resources of the Company in the future.

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

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is incorporated by reference to pages F-1 through F-23 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)   Dismissal Of Independent Accounting Firm

        (i) Coopers & Lybrand L.L.P. ("Coopers"), the independent accounting firm which audited the financial statements of the registrant during fiscal year 1996, was dismissed by the Company on February 11, 1998.

        (ii) Coopers' report on the Company's financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was neither qualified nor modified as to uncertainty, audit scope, or accounting principles.

        (iii) The decision to change accountants was approved by the Board of Directors of the Company at the Meeting of the Board of Directors of the Company on February 4, 1998.

        (iv) During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Coopers, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

(b)   Engagement of New Independent Accountants

         The Company has engaged Richard A. Eisner & Company, LLP as its new independent accountants effective February 11, 1998. During the Company's two most recent fiscal years and any subsequent interim period prior to engaging such accountants, the Company has not consulted with Richard A. Eisner & Company, LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-B.

         The disclosure called for by this Item 8 has been previously disclosed by the Company under Item 4 of the Company's Current Report on Form 8-K filed with the SEC on February 18, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE  OFFICERS

         Set forth below are the names, ages as of March 7, 1997 and business experience of the directors and executive officers of the Company:

     Name               Age                          Position
=============           ===              =======================================

Gerald Zarin            57               Chairman of the Board of Directors,
                                           Chief Executive Officer and President
Ed Bohn                 52               Director
Lyle E. Gramley         71               Director
David Kwong             37               Director
Joseph A. Sarubbi       69               Director
Don Legato              54               Vice President - Sales
Jeremiah F. O'Brien     51               Vice President, Secretary and Chief
                                           Financial Officer
Robert Webb             62               Vice President - Marketing/Technical
                                           Development

         GERALD ZARIN has been a Director and President and Chief Executive Officer of the Company since July 1995. He has been Chairman of the Board of Directors since January 28, 1996. From June 1991 until January 1993, Mr. Zarin was the Chairman, President and Chief Executive Officer of Emerson Radio Corporation, which designs and sells consumer electronics products. From June 1993 to July 1995, he was President and Chief Executive Officer at AMD Consulting, Inc., a business consulting firm. From November 1990 to June 1991, he was President and Chief Executive Officer of JEM, Inc., an importer of fine furnishings. From August 1987 to October 1990, he was Senior Vice President and Chief Financial Officer of Horn & Hardart, Inc. Horn & Hardart, Inc. is the parent company for Hanover House and various other hotels and fast food chains. From 1976 to 1986, he was President and Chief Executive Officer of Morse Electro, Inc., which designed and sold consumer electronics products.

         ED BOHN, has been a director of the Company since July 1995. From February 1995 to the present, he has been a Director and Consultant of Jennifer

Convertibles, a furniture distributor. From September 1994 to the present, he has operated as an independent consultant in financial and operational matters. From January 1983 to March 1994, Mr. Bohn was employed in various capacities by Emerson Radio Corporation, which designs and sells consumer electronics products. From March 1993 to March 1994, he was Senior Vice President-Special Projects; from March 1991 to March 1993, he was Chief Financial Officer and Treasurer/Vice President of Finance. Emerson Radio filed in the United States Bankruptcy Court, District of New Jersey, for protection under Chapter 11 of the Federal Bankruptcy Act on September 29, 1993 and was discharged on March 31, 1994.

         LYLE E. GRAMLEY, has been a Director of the Company since December 1995. He has been employed by the Mortgage Bankers Association in Washington, D.C. since 1985, as Senior Staff Vice President and Chief Economist from 1985 to 1992, and as a Consulting Economist from 1992 to the present. From 1980 to 1985, Mr. Gramley was a member of the Board of Governors of the Federal Reserve Board.

         DAVID KWONG, has been a Director of the Company since July 1995. From August 1993 to the present, he has been President of Premier Source International, an importer/exporter of computer memory chips and from August 1993 to the present, he has been Executive Vice President of Prime Technology, Inc., which performs business development for technology companies. From August 1989 to June 1993, he was Vice President of Advanced Computer Link, Inc., a computer integration company.

         JOSEPH A. SARUBBI, has been a director of the Company since March 1996. From October 1993 to June 6, 1996, he was a director of The Panda Project, Inc., a manufacturer of computers and semiconductor packages. Since April 1988, Mr. Sarubbi has been a self-employed management and technical consultant to various technology companies. From February 1986 to April 1988, he was Senior Vice President of Manufacturing Operations for Tandon Corporation, a computer manufacturer. From December 1952 to January 1986, Mr. Sarubbi was employed by IBM in various senior engineering positions.

         DON LEGATO has been the Vice President-Sales of the Company since February, 1997. From April 1994 to February 1997, he was the President of Gale Group Ltd., Inc., a management consulting firm. From May 1993 to April 1994, he served as Vice President Sales and Marketing and also as a Director for Applied Safety Inc., (makers of the "World's First" Retrofit Driver's Side Airbag System in the US). From June 1992 to May 1993 he was President of Technology Solutions Distributing Inc., a computer products distribution company. From November 1972 to June 1992, he was President and CEO of T.L.D. Limited , Inc., a manufacturer's representative company representing major electronics and computer consumer products firm such as Sanyo, Sharp, Sony and Apple Computer. He also served on Manufacturer's Advisory Councils for several of these companies.

         JEREMIAH O'BRIEN has been Vice President and Secretary of the Company since July, 1995 and Chief Financial Officer since January, 1996. From 1983 to 1989, he served as CFO and Executive Vice President for Cardiac Resuscitator Corporation, a medical electronics manufacturer. From September 1989 through June 1991, he served as Senior Vice President of Finance for Emerson Computer Corporation and Emerson Technologies, Inc. (both of which manufacture and sell electronic components and products). From June 1993 through March 1994, Mr. O'Brien was Corporate Controller for Andin International, a jewelry manufacturing company. During the period of July 1991 through July 1995, he also functioned as an independent consultant in financial matters to various private corporations.

         ROBERT WEBB has been the Vice President-Marketing/Technical Development of the Company since September, 1995. From June 1995 to September 1995 Mr. Webb acted as an independent consultant to various private corporations. From July 1994 until March 1995 he was Vice President of New Product Development for Studio Magic, Inc., a company involved in the design and manufacture of computer video equipment, and served as a consultant for such company from October 1993 to July 1994 and in April, 1995. From October 1973 until October 1993 he was employed by Grass Valley Tektronix, which produces broadcast television equipment. He served as a special advisor to the President of Grass Valley Tektronix from February 1993 to September 1993; he was Division General Manager
- Graphics Systems from November 1990 to February 1993 and held various executive positions prior to that time.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and any persons who beneficially own ten percent or more of the Company's Common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Such persons are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of (i) copies of Section 16(a) filings received by the Company during or with respect to the 1996 fiscal year and (ii) certain written representations of its officers and directors with respect to the filing of annual reports of changes in beneficial ownership on Form 5, the Company believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act during the 1996 fiscal year, when the Company completed its IPO, has been filed in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

         The following table sets forth the annual and long-term compensation paid by the Company for services performed on the Company's behalf since the Company's inception in July 1995 through December 31, 1995 and for the fiscal years ended December 31, 1996 and December 31, 1997, with respect to those persons who were, as of December 31, 1997, the Company's Chief Executive Officer and the Company's executive officers (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE


                                                                                                  Long Term
                                              Annual Compensation                             Compensation Awards


                                                                                    Securities
                                                                                Underlying Options
                                                                 Other Annual   (Number of Shares)      All Other
Name and Principal Position      Year      Salary      Bonus     Compensation                         Compensation


Gerald Zarin, President and      1995     $  39,800         $0        $0              200,000            $37,500(1)
  Chief Executive Officer        1996      $115,700    $50,000        $0                 0                 $0
                                 1997      $120,000         $0        $0                 0                 $0
Don Legato, Vice President-      1997      $129,800         $0        $0               60,000              $0
  Sales
Jeremiah O'Brien, Chief          1995     $  22,000         $0        $0               25,000              $0
  Financial Officer, Vice        1996      $ 93,100     $7,500        $0                5,000              $0
  President and Secretary        1997      $100,000         $0        $0                 0                 $0
Robert Webb, Vice                1995      $ 19,600         $0        $0               70,000              $0
  President-Marketing/           1996      $ 99,900    $17,500        $0                 0                 $0
  Technical Development          1997      $108,000         $0        $0                 0                 $0

(1) Payments made on account of services rendered in connection with the organization of the Company prior to July 17, 1995. In consideration for such services, Mr. Zarin also received 450,000 shares of Common Stock valued at $.01 per share. Mr. Zarin was elected Chairman of the Board on January 28, 1996.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth all grants of options for the Company's Common Stock to the Named Executive Officers of the Company during fiscal 1997.

                 OPTION GRANTS FOR YEAR ENDED DECEMBER 31, 1997
                       (Individual Grants in Fiscal Year)


                                            %of Total
                         Number of            Options
                         Securities           Granted
                         Underlying          to Employees    Exercise or Base Price
Name                      Options          in Fiscal Year        ($/Share) (1)       Expiration Dates
----                      -------          --------------        -------------       ----------------

Don Legato                  5,000               5.8                  6.875           February 10, 2001
                            5,000               5.8                  6.875           June 10, 2002
                           20,000              23.6                  6.875           February 10, 2003
                           30,000              35.4                  6.875           February 10, 2004
      TOTAL                60,000              70.6%
                           ======          =========

(1) All grants of options have been made with exercise prices equal to fair value at date of grant.


AGGREGATED OPTION EXERCISES

         No options were exercised in fiscal year 1997 by any of the Named Executive Officers. The following table sets forth, as of December 31, 1997, the number of stock options and the value of unexercised stock options held by the Named Executive Officers.

           Aggregated Option Exercises in Year Ended December 31, 1997
                           and Year-End Option Values


                    Number of Securities            Value of Unexercised
                   Underlying Unexercised           In-The-Money Options1
Name            Options at December 31, 1997        at December 31, 1997
----            ----------------------------     ---------------------------
                           Exercisable         Unexercisable          Exercisable       Unexercisable

Gerald Zarin                  200,000               0                  $1,000,000            $0
Robert Webb                    70,000               0                     350,000             0
Don Legato                     60,000               0                         0               0
Jeremiah O'Brien               30,000               0                     150,000             0
                               ------               -                    --------            --
TOTAL                         360,000               0                  $1,500,000           $ 0
                         ============               =           =================           ===

(1) The dollar value of the unexercised options has been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise or base price of the option at exercise or fiscal year-end, respectively.

DIRECTORS' COMPENSATION

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors who are not employees of the Company are entitled to a fee of $2,500 per year and $500 per meeting attended (other than telephonic meetings) for serving on the Board of Directors in addition to the reimbursement of reasonable expenses incurred to attend any meetings. For the year ended December 31,1997, each non-employee director received compensation of $500 for attendance at one non-telephonic board meeting.

EMPLOYMENT AGREEMENTS

         Mr. Zarin entered into an Employment Agreement with the Company, dated as of July 20, 1995, pursuant to which he agreed to serve as the Company's President and Chief Executive Officer through December 31, 2000. In December, 1997, the term of the agreement was extended for two additional years to December 31, 2002. The agreement provided for an initial salary of $90,000 per year and increased to $120,000 per year on March 15, 1996. Mr. Zarin is also entitled to an annual bonus equal to (i) 30% of his base compensation if the Company's net income before taxes is equal to projections to be approved by the Company's Board of Directors, (ii) 60% of his base compensation if the Company's net profits before taxes are equal to 110% of such projections, and (iii) 100% of his base compensation if the Company's net profits before taxes are equal to 120% of projections. Mr. Zarin can terminate the agreement upon 180 days notice. The Company can terminate the agreement for good cause at any time. If the Company terminates the agreement other than for good cause, or otherwise materially breaches the contract, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement. In addition, the employment agreement provides Mr. Zarin with an option to purchase 200,000 shares of Common Stock at $1.50 per share. The option expires December 31, 2000 and terminates if Mr. Zarin voluntarily leaves the Company or the employment agreement is terminated by the Company for good cause. In connection with services rendered in establishing the Company and creating its business plan and projections, Mr. Zarin received 450,000 shares of the Company's Common Stock valued at $.01 per share.

         Mr. Webb entered into an Employment Agreement with the Company dated as of September 11, 1995 pursuant to which Mr. Webb was appointed Vice President-Marketing. In March 1997, his title was changed to Vice President-Marketing/Technical Development in order to more accurately reflect his duties. The employment agreement continues until March 31, 1996 and thereafter for successive 3-month periods or upon termination. Mr. Webb's initial salary was $5,000 per month and was increased to $108,000 per year as of August 14, 1996. In connection with his employment agreement, Mr. Webb received options to purchase 70,000 shares of the Company's Common Stock.

         Mr. Legato entered into an Employment Agreement with the Company dated as of February 11, 1997 pursuant to which Mr. Legato was appointed Vice President-Sales. The Employment Agreement continues until March 31, 1996 and thereafter for successive 3-month periods or upon termination. Mr. Legato's initial salary was $150,000 per annum as of August 14, 1996 and has not been increased. In connection with his Employment Agreement, Mr. Legato received options to purchase 60,000 shares of the Company's Common Stock.

         In connection with services performed by Mr. O'Brien, on July 17, 1995 he received 5,000 shares of the Company's Common Stock valued at $.01 per share and has been granted options to purchase 25,000 shares of the Company's Common Stock at $1.50 per share pursuant to an Option Agreement for the Purchase of Common Stock dated September 11, 1995 and 5,000 shares of the Company's Common Stock at $2.00 per share pursuant to an Option Agreement dated March 1, 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT

         The table below is based on information obtained from the persons named below with respect to the shares of Common Stock beneficially owned, as of March 31, 1997 (except as noted below), by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer included in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group.


                                         AMOUNT AND NATURE OF      PERCENTAGE OF
   NAME AND ADDRESS OF BENEFICIAL           OF BENEFICIAL          OUTSTANDING
              OWNER                           OWNERSHIP1           SHARES OWNED2
------------------------------------   ------------------------   --------------

Gerald Zarin                                   650,000 3                10.9%
    36 Troy Drive
    Short Hills, NJ 07078

Ed Bohn                                         28,000 4                  *
    322 Broadway
    Pompton Lakes, NJ 07442

Lyle Gramley                                    28,000 5                  *
    12901 Three Sisters Road
    Potomac, MD 20854

David Kwong                                  1,113,000 5, 6, 7          18.8%
    13694 Fremont Pines Road
    Los Altos, CA 94022

Joseph A. Sarubbi                               43,000 5                  *
    3221 S. Ocean Blvd., Suite 908
    Highland Beach, FL 33487

Don Legato                                      30,000 8                  *
    2 West Close Street
    Moorestown, NJ 08057

Jeremiah F. O'Brien                            37,500 9                   *
    525 W. 236th St., #5-F
    Riverdale, NY 10463

Robert Webb                                    70,000                    1.1%
    298 Stanton Mountain Rd.
    Lebanon, NJ 08833

Helen Burgess                                 577,854                    9.7%
    40 E. 30th St., 10th FL.
    New York, NY 10016

Prime Technology, Inc.                      1,090,000 6                 18.2%
    2041 Mission College Blvd.
    Suite 175
    Santa Clara, CA 95054

Ted Wong                                    1,090,000 6, 10             18.2%
    663 Spruce Drive
    Sunnyvale, CA 94086
                                            1,090,000 6, 11             18.2%
Rave Engineering Corporation
    10930 Technology Place, Suite B
    San Diego, CA 92127

All executive officers and directors as a   1,999,500 12                33.5%
group (8 persons)

* Less than 1%.

(1) The number of shares of Common Stock beneficially owned by each person is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after March 24, 1998 through the exercise of any stock option or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The number of shares deemed outstanding includes shares outstanding as of March 24, 1998 plus any shares subject to options held by the person in question that are currently exercisable within 60 days after March 24, 1998.

(3) Includes 200,000 shares that may be acquired within 60 days of March 24, 1998, upon the exercise of outstanding options.

(4) Includes 23,000 shares that may be acquired within 60 days of March 24, 1998, upon the exercise of outstanding options.

(5) Includes 8,000 shares that may be acquired within 60 days of March 24, 1998, upon the exercise of outstanding options.

(6) David Kwong, a director of the Company, and Rave (substantially all of the stock of which is owned by the family of Randy Burnworth) each own approximately 21.6% of Prime's stock. Ted Wong, a former director of the Company, owns approximately 16.1% of Prime's stock. Messrs. Kwong, Burnworth and Wong are each directors of Prime. Each of Messrs. Kwong, Burnworth and Wong disclaim beneficial interest in the Company's Common Stock owned by Prime.

(7) Includes 1,090,000 shares of the Company's Common Stock owned by Prime, as to which Mr. Kwong disclaims beneficial interest. See footnote (6) above.

(8) Includes 30,000 shares that may be acquired within 60 days of March 24, 1998, upon the exercise of outstanding options.

(9) Includes 30,000 shares that may be acquired within 60 days of March 24, 1998, upon the exercise of outstanding options. Also includes 2,500 shares that may be acquired within 60 days of March 24, 1998, upon the exercise of outstanding warrants held by Mr. O'Brien's wife. As to these 2,500 shares, Mr. O'Brien disclaims beneficial interest.

(10) Includes 1,090,000 shares of the Company's Common Stock owned by Prime, as to which Mr. Wong disclaims beneficial interest. See footnote (6) above.

(11) Includes 1,090,000 shares of the Company's Common Stock owned by Prime, as to which Rave disclaims beneficial interest. See footnote (6) above.


(12)     See footnotes (1) through (11) above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company was conceived of by Mr. Ernest Chu in June 1994 when he met Mr. Ted Wong, the President of Prime as a result of an introduction by employees of a high-technology company for which Mr. Chu was then rendering consulting services in his individual capacity. At that time, Prime was the exclusive licensee of all of the technology belonging to Rave. Mr. Chu believed that the technology had the potential to be commercialized on a mass basis for use in the video broadcast industry. In the fall of 1994, Mr. Chu and Mr. Wong determined that the Rave technology could be most effectively exploited if a new company were organized to license the technology and related products and devote its principal attention to directly commercialize and manufacture such products, rather than relying on sublicensing. They agreed that Prime and Mr. Chu would directly participate in the equity of the new entity, and Rave would participate through its approximately 20% equity ownership in Prime and through royalty and development payments from the new company. Prime would continue to be responsible for sublicensing through an agency agreement with the new company. The parties recognized the need for an experienced president to operate the new company and to commercialize the products, and began negotiations with Mr. Gerald Zarin, whom Mr. Wong had recently met, to accept that position and participate in the Company's equity.

         Negotiations commenced in December 1994 and continued among Mr. Zarin, Mr. Chu and Mr. Wong, on behalf of Prime, and Mr. Randy Burnworth, on behalf of Rave, through early July 1995. As a result of these negotiations, the Company was organized in July 1995, at which time Prime terminated its exclusive license arrangement with Rave, and the Company entered into the License Agreement, as described below. In addition, Rave agreed to continue the development of the technology and the Initial Products pursuant to the Development Agreement described below. Prime became the Company's exclusive agent to sublicense the Rave technology-related products to third parties (subject in all cases to the Company's approval) under the terms of the Agency Agreement described below. Mr. Zarin became the Company's President and Mr. Chu became the Chairman of its Board of Directors and acting Chief Financial Officer. Mr. Wong became a director of the Company. The Company also entered into a consulting agreement with Corporate Builders, L.P., a limited partnership controlled by Mr. Chu.

         In connection with their organizational activities, Messrs. Chu, Wong, Burnworth and Zarin, as well as Rave and Prime, acted as "Promoters" of the Company within the meaning of the regulations promulgated by the Commission pursuant to the provisions of the Securities Act.

         Mr. Wong, a former director of the Company, is a director of Prime and an approximate 16% shareholder in Prime. Mr. Wong is also the President and Chief Executive Officer of Prime. Mr. David Kwong, a director of the Company, is a director and approximate 22% shareholder of Prime. Mr. Kwong is also a Vice President of Prime. Rave is an approximate 20% shareholder of Prime, and Mr. Burnworth is a director of Prime. Mr. Burnworth is not a shareholder or officer of Rave; however, he is the primary source of Rave's technology and provides the direct supervision with respect to all of the development performed by Rave. Substantially all of the stock of Rave is owned by members of Mr. Burnworth's immediate family. No officer or director of the Company, except for Mr. Kwong, has any ownership interest in, or serves as a director or officer of, Prime. No officer or director of the Company has any ownership interest in, or serves as a director or officer of, Rave.

         A substantial portion of the Company's technology has been licensed from Rave pursuant to the License Agreement between the Company and Rave. Pursuant to the terms of the License Agreement, the Company is obligated to pay Royalties of (i) 2 1/2% of net sales of products utilizing Rave's technology ("Sales Royalties"), and (ii) 25% of any sublicensing fees received by the Company from sublicenses of the Licensed Products and Technology. Payments of Sales Royalties will commence upon the earlier of (i) accumulated net sales of Licensed Products and Technology sold by the Company or its future affiliates reaching an aggregate of $50,000,000, or (ii) the Company's aggregate net profits from sales of Licensed Products and Technology equaling $5,000,000. As of the date hereof, the Company has not sold or licensed any products and no Royalties, other than the Rave Minimum Payments have been paid to Rave pursuant to the License Agreement.

         The License Agreement also obligates the Company to pay $60,000 per year to Rave for consulting services (the "Rave Consulting Fees") through July 21, 1998. The Rave Consulting Fees are payable in $15,000 quarterly installments, in advance, plus reasonable expenses. The License Agreement also provides that Rave will receive minimum aggregate payments (the "Rave Minimum Payments") of Royalties and Development Fees (pursuant to the Development Agreement described below) of at least $65,000 per month. If Rave does not receive the Rave Minimum Payments, it may elect to make the License Agreement non-exclusive. If the Company fails to pay the Royalties, Rave may terminate the License Agreement and become the licenser with respect to licenses granted by the Company pursuant to the License Agreement.

         The License Agreement terminates upon the later to occur of either (i) the expiration of the last to expire of the patents obtained with respect to the Company's technology, or (ii) July 21, 2012.

         In March 1997, the Company agreed with Rave to exclude from the License Agreement the Video Game Technology. In return, Rave agreed to pay the Company 2.5% of net sales of products using the Video Game Technology and 25% of any fees it receives from licensing such technology. The Video Game Technology is not used in any of the Company's current products, and the Company had no current plans to develop it. As a result, the Company determined that it was more likely that it would derive economic benefit from the technology if its development and commercialization was undertaken by another party. The Company continues to hold the rights to the technology outside the video game industry under the License Agreement.

         The Company also entered into the Development Agreement with Rave pursuant to which the Company formulated the Development Plan extending through October 1998. The Development Plan focuses principally on the development of defined products. Pursuant to its terms, it will be revised from time to time to provide for the development of additional related products. The Development Agreement provides for the payment to Rave of a monthly fee (the "Development Fee") which, when aggregated with the Royalties provided for in the License Agreement, must equal at least $65,000 per month. The Development Plan is to be revised by October 2, 1998 and on each anniversary thereafter for each year the Development Agreement remains in effect. The Development Agreement, which terminates on October 2, 1998, provides that it continues for successive 12-month periods if the parties agree to additional services to be performed by Rave and related compensation at least 12 months prior to its expiration. In addition, the Development Agreement provides for Rave to receive payments aggregating $850,000 to purchase or lease equipment (the "Equipment") for use in developing the licensed products and technology. In this regard, on April 22, 1997, the Company deposited $300,000 into a certificate of deposit. The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit opened by the Company to guarantee monthly equipment lease payments (not to exceed $23,611 per month) to be made by the Company on behalf of Rave pursuant to the Development Agreement. The balance of the standby letter of credit will be reduced by any payments made and any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit. Through December 31, 1997, the Company had made payments of $386,657 against the $850,000 of equipment purchases and at that date had $221,481 pledged as collateral to guarantee the monthly equipment lease payments. Expenditures of the remaining $241,862 of the $850,000 will depend on finalizing mutually agreed plans for the development of additional products for evaluation by the Company during the remaining term of the Development Agreement.

         The Development Agreement provides that all results of development, including unrelated developments, belong to the Company, and that Rave will not undertake any development activities for third parties without the consent of the Company. To the best of the Company's knowledge, Rave is not providing development activities for any third parties.

         Through December 31, 1997, all amounts paid to Rave pursuant to the License Agreement and the Development Agreement have been charged to research and development expenses ("Rave R & D Expenses"). For the cumulative period from July 17, 1995 (inception) to December 31, 1997, Rave R & D Expenses were $2,657,355.

         In order to assist it in obtaining sublicensing revenue, the Company entered into the Agency Agreement with Prime which provides that Prime will be the Company's exclusive agent for entering into sublicenses with respect to the products and technology licensed to the Company pursuant to the License Agreement. Because its products are not fully developed, and because it has emphasized product sales rather than sublicensing, the Company has not developed a licensing program, established proposed royalties, or otherwise determined the terms or conditions of the arrangements it may want to make with proposed licensees or others. These programs will be developed in conjunction with product research and development and with Prime pursuant to the Agency Agreement. For its services, with respect to the first $50,000,000 of aggregate net sales made by the Company's sublicenses, after subtracting the payments to Rave pursuant to the Licensing Agreement and licensing expenses, Prime will receive 35% of net sublicensing fees received by the Company and thereafter 45%. Because the Company has retained the right to enter into license and sublicenses independently, payments to Prime are to be made regardless of whether the relevant sublicenses are entered into through Prime's efforts or by the Company itself. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 is payable regardless of the receipt of sublicense fees in installments of $15,000 per month which began January 1, 1996 and increased in accordance with the terms of the agreement to installments of $40,000 per month in July 1996, (ii) $400,000 is payable out of the Company's first sublicensing fees, and
(iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000.

         The Agency Agreement also provides that Prime will contribute its royalty participation to pay Rave in any month in which the Company, after making reasonable commercial effort, is unable to make the $65,000 Rave Minimum Payment necessary to maintain the License Agreement on an exclusive basis with such amounts to be repaid by the Company to Prime out of the Company's next available royalty payment or 12 months from the date of such advance.

         The Agency Agreement terminates upon the termination of the License Agreement or upon a default, as defined in the Agency Agreement.

         Prime has been paid $400,000 pursuant to the Agency Agreement through December 31,1997.

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

         In connection with the organization of the Company and the termination of Prime's then existing licensing arrangements with Rave, on July 17, 1995, Prime received 1,090,000 shares of the Company's Common Stock valued at $.01 per share.

         The Company entered into a Consulting Agreement with Corporate Builders, L.P. (the "Consultant") effective as of August 1, 1995 (the "Corporate Builders Agreement"). Mr. Chu (who served as the Chairman of the Company's Board of Directors and its acting Chief Financial Officer from its inception until January 28, 1996) is a principal of the Consultant. The Corporate Builders Agreement provides, among other things, that the Consultant will serve as an advisor to the Company with regard to its relationship with the investment community, assist the Company in developing a corporate strategy and business and management goals, assist in the preparation of media presentations, oversee the production of video production relating to the Company's products and services, and, at the Company's request, have a representative of the Consultant serve as a member of the Company's board of directors up to the time the Company offers its securities to the public pursuant to a registration statement filed pursuant to the Act. The term of the agreement is for two years unless terminated by either party for any reason. The Consultant received fees of $7,500 per month until August 1997, and thereafter $5,000 per month until the agreement terminates. In connection with services rendered in establishing the Company and creating its business plan and projections performed by Mr. Chu, commencing in mid-1994, at the direction of Mr. Chu, in July 1995 the Company issued 450,000 shares of the Company's Common Stock valued at $.01 per share earned by Mr. Chu to First Earth Investors, Consultant, and W2 Technologies, Inc., all entities affiliated with Mr. Chu, in the amounts of 250,000 shares, 125,000 shares and 75,000 shares, respectively, as capital contributions to each of the respective entities. As of June 19, 1996, Consultant returned its 125,000 shares of the Company's Common Stock back to Mr. Chu. As of June 28, 1996, the 125,000 shares of the Company's Common Stock received by Mr. Chu from Consultant were returned to the Company. The 125,000 shares of the Company's Common Stock were returned to Mr. Chu and, subsequently, to the Company to prevent such shares from being considered underwriting compensation to either Consultant or Mr. Chu.

         The total consulting fees paid to Consultant pursuant to the Consulting Agreement for the period from inception (July 17, 1995) to December 31, 1997 was $175,000 plus out-of-pocket expenses. The total aggregate payments made to Mr. Chu and the affiliated entities for the cumulative period from inception to December 31, 1997 was $264,998.

         In connection with the organization of the Company, on July 17, 1995, Mr. Gerald Zarin, the Company's President and Chairman of its Board of Directors, received 450,000 shares of the Company's Common Stock valued at $.01 per share. Mr. Zarin entered into an Employment Agreement with the Company dated as of July 20, 1995 and in that connection was granted options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. The options expire December 31, 2000.

         In connection with the organization of the Company, Mr. Jeremiah O'Brien, the Company's Vice President-Finance and Chief Financial Officer, received 5,000 shares of the Company's Common Stock valued at $.01 per share. In connection with his employment by the Company, as of July 17, 1995, Mr. O'Brien was granted options to purchase 25,000 shares of Common Stock at an exercise price of $1.50 per share, 10,714 of which vested immediately and the remainder of which vested equally on July 17, 1996 and July 17, 1997. All of such options expire on the fifth anniversary of their vesting. On March 1, 1996, Mr. O'Brien was granted options to purchase an additional 5,000 shares of Common Stock at an exercise price of $2.00 per share, which options expire March 1, 2001.

         In connection with his employment by the Company, on September 11, 1995, Mr. Robert Webb was granted options to purchase 70,000 shares of Common Stock at an exercise price of $1.50 per share, 30,000 of which vested immediately and the remainder of which vested equally on September 11, 1996 and September 11, 1997. All of such options expire on the fifth anniversary of their vesting.

         In connection with the organization of the Company, on July 17, 1995, Mr. Edward Bohn received 5,000 shares of the Company's Common Stock valued at $.01 per share. In connection with his agreement to continue serving as a director of the Company, on March 1, 1996, Mr. Bohn was granted options to purchase 15,000 shares of Common Stock at an exercise price of $2.00 per share. The options expire March 1, 2001. In addition, since 1996, Mr. Bohn has acted as a consultant to the Company from time to time on matters specified by the Company's President. In that connection he has received compensation on a per diem basis of $1,000 per day and on May 29, 1997, Mr. Bohn was granted options to purchase 12,500 shares of Common Stock at an exercise price of $6.750. The options expire as follows: 4,167 on May 29, 2003, 4,167 on May 29, 2004, and 4,167 on May 29, 2005. For the year ended December 31, 1996, Mr. Bohn received $14,250 on account of such consulting services. In March 1997 Mr. Bohn entered into a consulting agreement with the Company pursuant to which he agreed to act as the

Company's consultant with regard to certain agreements for a three month period for a rate of $1,000 per day with a minimum of $1,750 per week and a maximum of $2,750 per week regardless of the actual time spent on the Company's behalf. For the year ended December 31, 1997, Mr. Bohn received $57,250 on account of such consulting services.

         In connection with his agreement to serve as a director, on November 9, 1995, Mr. Lyle Gramley was granted options to purchase 20,000 shares of Common Stock at an exercise price of $1.50 per share. Mr. Gramley exercised his options as of June 30, 1996.

         In connection with his agreement to serve as a director, on March 1, 1996, Mr. Joseph A. Sarubbi was granted options to purchase 35,000 shares of Common Stock at an exercise price of $2.00 per share, 11,667 of which vested immediately and 11,667 of which vested March 1, 1997 and 11,666 of which vested March 1, 1998. As of March 19, 1998, Mr. Sarubbi exercised all of his vested options. In addition, beginning in 1996, Mr. Sarubbi has acted as a consultant to the Company from time to time on matters specified by the Company's President. In that connection he has received compensation on a per diem basis of $1,000 per day. For the year ended December 31, 1996, Mr. Sarubbi received $6,000 on account of such consulting services.

         In July and August 1995, Ms. Helen Burgess purchased 437,854 shares of the Company's Series A Preferred Stock for $1.50 per share in a private placement, which shares were converted into Common Stock on a one-for-one basis at the time of the Company's IPO in July 1996. In December 1995, Ms. Burgess purchased certain promissory notes in the principal amount of $350,000 and 70,000 shares of Common Stock. In March 1996, when the Company concluded a Private Placement of an aggregate of (i) $2,000,000 senior subordinated non-negotiable promissory notes (collectively, the "Bridge Notes") bearing interest at the rate of 6% per annum and (ii) 400,000 shares of Common Stock (the "Bridge Shares") to certain accredited investors, Ms. Burgess exchanged such notes for Bridge Notes in the principal amount of $350,000 and 70,000 additional shares of Common Stock. The Bridge Notes were repaid from the proceeds of the Company's IPO. Ms. Burgess is a limited partner in the Consultant.

         On March 27, 1996, Mr. David Kwong, a director of the Company, purchased $150,000 principal amount of Bridge Notes and 30,000 Bridge Shares. The Bridge Notes were repaid from the proceeds of the Company's IPO.

         With respect to each transaction between the Company and an affiliate of the Company, a majority of the disinterested members of the Board of Directors determined that such transactions were on terms at least as fair as had they been consummated with unrelated third parties. The Board of Directors has adopted a policy that prior to entering into any transaction with a related party, a similar determination must be made with respect to such transaction by a majority of the Company's disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT          DESCRIPTION
-------          -----------

1.1* Form of Underwriting Agreement (See Exhibit 1.1 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
3.1*     Articles  of  Incorporation  of  the  Company  (Delaware)  (See
         Exhibit 3.1(a) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
3.2* Certificate of Amendment to Articles of Incorporation of the Company (Delaware) (See Exhibit 3.1(b) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
3.3* Certificate of Authority (New Jersey) (See Exhibit 3.1(c) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
3.4*     Amended  Certificate  of  Authority  (New  Jersey) (See Exhibit
         3.1(d) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
3.5* Certificate of Amendment to Articles of Incorporation of the Company (Delaware) (See Exhibit 3.1(e) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
3.6* By-Laws of the Company (See Exhibit 3.2 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
4.1* Form of Common Stock Certificate (See Exhibit 4.1 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).
4.2*     Form of Public Warrant Agreement between the Company, American
         Stock Transfer & Trust Company and Rickel & Associates, Inc. (See
         Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on May 22, 1996).
4.3*     Form of Public Warrant Certificate (See Exhibit 4.3 to Amendment
         No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).
4.4* Form of Underwriter's Warrant Agreement (including Warrant Certificate) between the Company and Rickel & Associates (See Exhibit 4.4 to Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on May 22, 1996).
4.5* Selected Dealer Agreement among Rickel & Associates, Inc. and certain underwriters (See Exhibit 4.5 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).
5.1* Opinion of counsel to the Company concerning the legality of the securities offered in the Company's Initial Public Offering (See
         Exhibit 5.1 to

         Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).
5.2*     Opinion of Greenberg Taurig Hoffman Lipoff Rosen & Quentel, P.A. (See
         Exhibit 5.1 to Registration Statement on Form S-8 filed with the Commission on November 12, 1997).
5.3* Opinion of counsel to the Company concerning the legality of the securities being offered (See Exhibit 5 to Registration Statement on Form S-3 filed with the Commission on March 8, 1998).
10.1* Restated Employment Agreement dated as of July 20, 1995 between NUWAVE Engineering, Inc. and Gerald Zarin (See Exhibit 10.1 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.2* Employment Agreement dated as of September 11, 1995 between NUWAVE Engineering, Inc. and Robert I. Webb (See Exhibit 10.2 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.3* Consulting Agreement dated as of July 18, 1995 between NUWAVE Engineering, Inc. and Corporate Builders, L.P. (See Exhibit 10.3 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.4* Letter Agreement dated as of November 22, 1995 between NUWAVE Technologies, Inc. and Rickel & Associates, Inc. (See Exhibit 10.5 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.5* 1996 Performance Incentive Plan (See Exhibit 10.6 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.6* Exclusive Worldwide License Agreement dated as of July 21, 1995 between NUWAVE Engineering, Inc. and Rave Engineering Corporation (See Exhibit
         10.7 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.7* Development Agreement dated as of July 21, 1995 between NUWAVE Engineering, Inc. and Rave Engineering Corporation (See Exhibit 10.8 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.8* Exclusive Agency Agreement dated as of July 21, 1995 between NUWAVE Engineering, Inc. and Prime Technology, Inc. (See Exhibit 10.9 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.9* Assignment dated as of July 21, 1995 between NUWAVE Engineering, Inc., Prime Technology, Inc. and Rave Engineering Corporation (See Exhibit
         10.10 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.10* Shareholders' Agreement dated as of July 21, 1995 (See Exhibit 10.11 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.11* Finder's Agreement dated as of September 1, 1995 among NUWAVE Technologies, Inc., Prime Technology, Inc. and Harvest Technologies, Inc. (See Exhibit 10.12 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.12* Finder's Agreement dated as of January 16, 1996 among NUWAVE Engineering, Inc., Prime Technology, Inc. and Jay Vahl (See Exhibit
         10.13 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.13* Option Agreement for the Purchase of Common Stock dated as of July 17, 1995 between NUWAVE Engineering, Inc. and Jeremiah F. O'Brien (See
         Exhibit 10.14 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.14* Option Agreement for the Purchase of Common Stock dated as of September 11, 1995 between NUWAVE Engineering, Inc. and Robert I. Webb (See
         Exhibit 10.15 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.15* Option Agreement for the Purchase of Common Stock dated as of November 9, 1995 between NUWAVE Engineering, Inc. and Lyle E. Gramley (See
         Exhibit 10.16 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.16* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Jeremiah F. O'Brien (See Exhibit
         10.17 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.17* Option Agreement for Purchase of Common Stock dated as of July 20, 1995 between NUWAVE Technologies, Inc. and Gerald Zarin (See Exhibit 10.18 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.18* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Joseph A. Sarubbi (See Exhibit
         10.19 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.19* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Ed Bohn (See Exhibit 10.20 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.20* Shareholder's Agreement dated as of July 17, 1995 between NUWAVE Engineering, Inc. and its Common Stockholders (See Exhibit 10.21 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.21* Form of Subscription Agreement between NUWAVE Engineering, Inc. and its Series A Preferred Stockholders through August 1995 (See Exhibit 10.22 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.22*   Loan and Stock Purchase Agreement dated as of December 15, 1995 between NUWAVE Engineering, Inc. and Helen Burgess (See Exhibit 10.23 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.23* Form of Indemnification Agreement between the Company and its directors, dated as of January 31, 1996 (See Exhibit 10.24 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.24* Form of Note entered into between the Company and the Initial Bridge Investor relating to the Initial Bridge Financing (See Exhibit 10.25 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.25* Form of 10% Promissory Note delivered by the Company in connection with the private placement of 80 Units (the "Private Placement Bridge"), each unit consisting of an unsecured 10% non-negotiable promissory note in the amount of $25,000 and 5,000 shares of Common Stock of the Company, during February and March of 1996 (See Exhibit 10.26 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.26* Form of Securities Registration Rights Agreement entered into between the Company and the purchasers of Common Stock in the Private Placement (See Exhibit 10.27 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.27* Form of Registration Rights Agreement entered into between Company and the purchasers of its Series A Preferred Stock (See Exhibit 10.28 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.28* Form of Lock-up letter between the Company and certain holders of its Common Stock (See Exhibit 10.29 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.29* Lease Letter Agreement between the Company and Simon, Sarver & Rosenberg dated July 28, 1995 (See Exhibit 10.30 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.30* Guaranty executed by the Company as of October 13, 1995 in connection with Standard Industrial Net Lease between Collins Tech RB and Rave Engineering, Inc. (See Exhibit 10.31 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
10.31* Amendment to Employment Agreement dated as of September 11, 1995 between NUWAVE Engineering, Inc. and Robert I. Webb dated June 3, 1996 (See Exhibit 10.32 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).
10.32* Financial Consulting Agreement between Prime Technology, Inc. and Ernest Chu dated January 15, 1995 (See Exhibit 10.33 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).

10.33* Letter Agreement concerning the Gaming Technology among the Company, Rave Engineering Corp. and Prime Technology, Inc. dated March 24, 1997 (See Exhibit 10.34 to Annual Report filed with the Commission on April 30, 1997).
10.34* Non-Employee Director Stock Option Plan (See Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on June 6, 1997).
10.35* Form of Incentive Stock Option Agreement (See Exhibit 4.3 to Registration Statement on Form S-8 filed with the Commission on November 12, 1997).
10.36* Form of Non-Employee Director Stock Option Agreement (See Exhibit 4.4 to Registration Statement on Form S-8 filed with the Commission on November 12, 1997).
10.37* Form of Non-Qualified Stock Option Agreement covering options not granted under either the 1996 Performance Incentive Plan or the Non-Employee Director Stock Option Plan (See Exhibit 4.5 to Registration Statement on Form S-8 filed with the Commission on November 12, 1997).
10.38* Registration Rights Agreement, dated February 6, 1998, between NuWave Technologies, Inc. and ProFutures Special Equities Fund, L.P. (See
         Exhibit 4.1 to Current Report on Form 8-K filed with the Commission on February 18, 1998).
10.39* Private Securities Subscription Agreement, dated as of February 6, 1998, between NuWave Technologies, Inc. and ProFutures Special Equities Fund, L.P. (See Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on February 18, 1998).
10.40* Warrant, dated February 6, 1998, executed by NuWave Technologies, Inc. in favor of ProFutures Special Equities Fund, L.P., to purchase up to 50,000 shares of Common Stock, par value $.01 per share, of NuWave Technologies, Inc. (See Exhibit 10.2 to Current Report on Form 8-K filed with the Commission on February 18, 1998).
10.41** Component Purchase Agreement, dated December 31, 1997, between Thomson Consumer Electronics, Inc. and NuWave Technologies, Inc.
10.42** Letter Agreement, dated March 3, 1998, between NuWave Technologies, Inc. and Janssen/Meyers Associates, L.P.
10.43** Warrant, dated March 3, 1998, executed by NuWave Technologies, Inc. in favor of Janssen/Meyers Associates, L.P., to purchase up to 400,000 shares of Common Stock, par value $.01 per share, of NuWave Technologies, Inc.
16.1* Letter from Coopers & Lybrand L.L.P. to the Commission dated February 16, 1998 (See Exhibit 16.1 to Current Report on Form 8-K filed with the Commission on February 18, 1998).
23.1**   Consent of Coopers & Lybrand L.L.P.
27.1**   Financial Date Schedule

*The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

**Filed herewith.


(b) REPORTS ON FORM 8-K:

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NUWAVE TECHNOLOGIES, INC.
                                       (Registrant)



Date: March 25, 1997                  By: /s/ Gerald Zarin
                                          ------------------------------------
                                          Gerald Zarin
                                          Chairman of the Board, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                         DATE

/s/ Gerald Zarin                 President, Chief Executive    March 25, 1998
----------------------------
Gerald Zarin                     Officer and Chairman of
                                 the Board (Principal
                                 Executive Officer)


/s/ Jeremiah F. O'Brien          Chief Financial Officer and   March 25, 1998
----------------------------
Jeremiah F. O'Brien              Secretary (Principal
                                 Financial Officer and
                                 Accounting Officer)


/s/ Ed Bohn                      Director                      March 25, 1998
----------------------------
Ed Bohn


/s/ Lyle Gramley                 Director                      March 25, 1998
----------------------------
Lyle Gramley


/s/ David Kwong                  Director                      March 25, 1998
----------------------------
David Kwong


/s/ Joseph A. Sarubbi            Director                      March 25, 1998
-----------------------------
Joseph A. Sarubbi

                                  EXHIBIT INDEX

Exhibit                                                                  Page
Number   Description                                                     Number
------   -----------                                                     ------

1.1*     Form of Underwriting Agreement (See Exhibit 1.1 to
         Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

3.1*     Articles of Incorporation of the Company (Delaware) (See
         Exhibit 3.1(a) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

3.2* Certificate of Amendment to Articles of Incorporation of the Company (Delaware) (See Exhibit 3.1(b) to Registration
         Statement on Form SB-2 filed with the Commission on April 2,
         1996).

3.3* Certificate of Authority (New Jersey) (See Exhibit 3.1(c) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

3.4* Amended Certificate of Authority (New Jersey) (See Exhibit 3.1(d) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

3.5* Certificate of Amendment to Articles of Incorporation of the Company (Delaware) (See Exhibit 3.1(e) to Registration
         Statement on Form SB-2 filed with the Commission on April 2,
         1996).

3.6*     By-Laws of the Company (See Exhibit 3.2 to Registration
         Statement on Form SB-2 filed with the Commission on April 2,
         1996).

4.1*     Form of Common Stock Certificate (See Exhibit 4.1 to
         Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).

4.2*     Form of Public Warrant Agreement between the Company,
         American Stock Transfer & Trust Company and Rickel &
         Associates, Inc. (See Exhibit 4.2 to Amendment No. 1 to
         Registration Statement on Form SB-2 filed with the Commission on May 22, 1996).

4.3*     Form of Public Warrant Certificate (See Exhibit 4.3 to
         Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).

4.4* Form of Underwriter's Warrant Agreement (including Warrant Certificate) between the Company and Rickel & Associates (See
         Exhibit 4.4 to Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on May 22, 1996).

4.5* Selected Dealer Agreement among Rickel & Associates, Inc. and certain underwriters (See Exhibit 4.5 to Amendment No. 2 to

         Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).

5.1* Opinion of counsel to the Company concerning the legality of the securities offered in the Company's Initial Public Offering (See Exhibit 5.1 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3,
         1996).

5.2* Opinion of Greenberg Taurig Hoffman Lipoff Rosen & Quentel, P.A. (See Exhibit 5.1 to Registration Statement on Form S-8 filed with the Commission on November 12, 1997).

5.3* Opinion of counsel to the Company concerning the legality of the securities being offered (See Exhibit 5 to Registration Statement on Form S-3 filed with the Commission on March 8,
         1998).

10.1* Restated Employment Agreement dated as of July 20, 1995 between NUWAVE Engineering, Inc. and Gerald Zarin (See
         Exhibit 10.1 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.2* Employment Agreement dated as of September 11, 1995 between NUWAVE Engineering, Inc. and Robert I. Webb (See Exhibit 10.2 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.3* Consulting Agreement dated as of July 18, 1995 between NUWAVE Engineering, Inc. and Corporate Builders, L.P. (See Exhibit
         10.3 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.4* Letter Agreement dated as of November 22, 1995 between NUWAVE Technologies, Inc. and Rickel & Associates, Inc. (See Exhibit
         10.5 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.5*    1996 Performance Incentive Plan (See Exhibit 10.6 to
         Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.6* Exclusive Worldwide License Agreement dated as of July 21, 1995 between NUWAVE Engineering, Inc. and Rave Engineering Corporation (See Exhibit 10.7 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.7*    Development Agreement dated as of July 21, 1995 between
         NUWAVE Engineering, Inc. and Rave Engineering Corporation (See Exhibit 10.8 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.8* Exclusive Agency Agreement dated as of July 21, 1995 between NUWAVE Engineering, Inc. and Prime Technology, Inc. (See
         Exhibit 10.9 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.9*    Assignment dated as of July 21, 1995 between NUWAVE
         Engineering, Inc., Prime Technology, Inc. and Rave
         Engineering Corporation (See Exhibit 10.10 to Registration Statement on Form SB-2 filed with the Commission on April 2,
         1996).

10.10*   Shareholders' Agreement dated as of July 21, 1995 (See
         Exhibit 10.11 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.11* Finder's Agreement dated as of September 1, 1995 among NUWAVE Technologies, Inc., Prime Technology, Inc. and Harvest
         Technologies, Inc. (See Exhibit 10.12 to Registration
         Statement on Form SB-2 filed with the Commission on April 2,
         1996).

10.12* Finder's Agreement dated as of January 16, 1996 among NUWAVE Engineering, Inc., Prime Technology, Inc. and Jay Vahl (See
         Exhibit 10.13 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.13* Option Agreement for the Purchase of Common Stock dated as of July 17, 1995 between NUWAVE Engineering, Inc. and Jeremiah
         F. O'Brien (See Exhibit 10.14 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.14* Option Agreement for the Purchase of Common Stock dated as of September 11, 1995 between NUWAVE Engineering, Inc. and Robert I. Webb (See Exhibit 10.15 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.15* Option Agreement for the Purchase of Common Stock dated as of November 9, 1995 between NUWAVE Engineering, Inc. and Lyle E. Gramley (See Exhibit 10.16 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.16* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Jeremiah
         F. O'Brien (See Exhibit 10.17 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.17* Option Agreement for Purchase of Common Stock dated as of July 20, 1995 between NUWAVE Technologies, Inc. and Gerald Zarin (See Exhibit 10.18 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.18* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Joseph A. Sarubbi (See Exhibit 10.19 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.19* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Ed Bohn (See Exhibit 10.20 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.20* Shareholder's Agreement dated as of July 17, 1995 between NUWAVE Engineering, Inc. and its Common Stockholders (See
         Exhibit 10.21 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.21* Form of Subscription Agreement between NUWAVE Engineering, Inc. and its Series A Preferred Stockholders through August 1995 (See Exhibit 10.22 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.22* Loan and Stock Purchase Agreement dated as of December 15, 1995 between NUWAVE Engineering, Inc. and Helen Burgess (See
         Exhibit 10.23 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.23* Form of Indemnification Agreement between the Company and its directors, dated as of January 31, 1996 (See Exhibit 10.24 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.24* Form of Note entered into between the Company and the Initial Bridge Investor relating to the Initial Bridge Financing (See
         Exhibit 10.25 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.25* Form of 10% Promissory Note delivered by the Company in connection with the private placement of 80 Units (the "Private Placement Bridge"), each unit consisting of an unsecured 10% non- negotiable promissory note in the amount of $25,000 and 5,000 shares of Common Stock of the Company, during February and March of 1996 (See Exhibit 10.26 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.26* Form of Securities Registration Rights Agreement entered into between the Company and the purchasers of Common Stock in the Private Placement (See Exhibit 10.27 to Registration
         Statement on Form SB-2 filed with the Commission on April 2,
         1996).

10.27* Form of Registration Rights Agreement entered into between Company and the purchasers of its Series A Preferred Stock (See Exhibit 10.28 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.28* Form of Lock-up letter between the Company and certain holders of its Common Stock (See Exhibit 10.29 to
         Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.29* Lease Letter Agreement between the Company and Simon, Sarver & Rosenberg dated July 28, 1995 (See Exhibit 10.30 to
         Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.30* Guaranty executed by the Company as of October 13, 1995 in connection with Standard Industrial Net Lease between Collins Tech RB and Rave Engineering, Inc. (See Exhibit 10.31 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.31* Amendment to Employment Agreement dated as of September 11, 1995 between NUWAVE Engineering, Inc. and Robert I. Webb dated June 3, 1996 (See Exhibit 10.32 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).

10.32* Financial Consulting Agreement between Prime Technology, Inc. and Ernest Chu dated January 15, 1995 (See Exhibit 10.33 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).

10.33* Letter Agreement concerning the Gaming Technology among the Company, Rave Engineering Corp. and Prime Technology, Inc. dated March 24, 1997 (See Exhibit 10.34 to Annual Report filed with the Commission on April 30, 1997).

10.34* Non-Employee Director Stock Option Plan (See Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on June 6, 1997). 10.35* Form of Incentive Stock Option Agreement (See Exhibit 4.3 to Registration Statement on Form S-8 filed with the Commission on November 12, 1997).

10.36*   Form of Non-Employee Director Stock Option Agreement (See
         Exhibit 4.4 to Registration Statement on Form S-8 filed with the Commission on November 12, 1997).

10.37* Form of Non-Qualified Stock Option Agreement covering options not granted under either the 1996 Performance Incentive Plan or the Non-Employee Director Stock Option Plan (See Exhibit
         4.5 to Registration Statement on Form S-8 filed with the Commission on November 12, 1997).

10.38* Registration Rights Agreement, dated February 6, 1998, between NuWave Technologies, Inc. and ProFutures Special Equities Fund, L.P. (See Exhibit 4.1 to Current Report on Form 8-K filed with the Commission on February 18, 1998).

10.39* Private Securities Subscription Agreement, dated as of February 6, 1998, between NuWave Technologies, Inc. and ProFutures Special Equities Fund, L.P. (See Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on February 18, 1998).

10.40*   Warrant, dated February 6, 1998, executed by NuWave
         Technologies, Inc. in favor of ProFutures Special Equities Fund, L.P., to purchase up to 50,000 shares of Common Stock, par value $.01 per share, of NuWave Technologies, Inc. (See Exhibit
                                       60

         10.2 to Current Report on Form 8-K filed with the Commission on February 18, 1998).

10.41** Component Purchase Agreement, dated December 31, 1997, between Thomson Consumer Electronics, Inc. and NuWave
         Technologies, Inc.

10.42**  Letter Agreement, dated March 3, 1998, between NuWave
         Technologies, Inc. and Janssen/Meyers Associates, L.P.

10.43**  Warrant, dated March 3, 1998, executed by NuWave
         Technologies, Inc. in favor of Janssen/Meyers Associates, L.P., to purchase up to 400,000 shares of Common Stock, par value $.01 per share, of NuWave Technologies, Inc.

16.1* Letter from Coopers & Lybrand L.L.P. to the Commission dated February 16, 1998 (See Exhibit 16.1 to Current Report on Form 8-K filed with the Commission on February 18, 1998).

23.1**   Consent of Coopers & Lybrand L.L.P.

27.1**   Financial Date Schedule


*The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

**Filed herewith.
                                       61

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Index to Financial Statements


                                                                        Page(s)
                                                                        -------


Report of Independent Accountants...................................    F-2-F-3

Balance Sheet as of December 31, 1997...............................      F-4

Statements of Operations for the years ended December 31, 1996 and December 31, 1997 and for the cumulative period
     from July 17, 1995 (inception) to December 31, 1997............      F-5

Statements of Stockholders' Equity for cumulative period from
     July 17, 1995 to December 31, 1997.............................    F-6-F-7

Statements of Cash Flows for the years ended December 31, 1996 and December 31, 1997 and for the cumulative period from
     July 17, 1995 (inception) to December 31, 1997.................    F-8-F-9

Notes to Financial Statements.......................................   F-10-F-23

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
NUWAVE Technologies, Inc.
Fairfield, New Jersey

         We have audited the accompanying balance sheet of NUWAVE Technologies, Inc. (a development stage enterprise) as at December 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997 and the amounts for such year included in the period (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of NUWAVE Technolgies, Inc. at December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Richard A. Eisner & Company, LLP



Florham Park, New Jersey
March 2, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of NUWAVE Technologies, Inc.

We have audited the accompanying statement of operations, stockholder's equity and cash flows of NUWAVE Technologies, Inc. (a development Stage enterprise) for the period from July 17, 1995 (inception) to December 31, 1997, and for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts or disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NUWAVE Technologies, Inc. for the period from July 17, 1995 (inception) to December 31, 1997 and for the year ended December 31, 1996 included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 1997, and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       /s/ Coopers & Lybrand LLP


New York, New York
March 26, 1997

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                     ASSETS
                                                                  December 31,
                                                                       1997
                                                                 --------------

Current assets:

         Cash and cash equivalents                                  $ 1,692,788

         Inventory                                                       59,818

         Prepaid expenses and other current assets                      111,005
                                                                 --------------

                          Total current assets                        1,863,611

Property and equipment                                                  103,471

Restricted Cash                                                         221,481

Other assets                                                             82,200
                                                                 --------------

                      Total assets                                  $ 2,270,763
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable and accrued liabilities                     $ 153,623
                                                                 --------------


Commitments and contingencies

Stockholders' equity:

         Series A Convertible Preferred Stock, noncumulative,
         $.01 par value; authorized 400,000 shares; issued and outstanding -none as of December 31, 1997

         Preferred stock, $.01 par value; authorized 1,000,000 shares; issued and oustanding - none as of December 31, 1997.(Such preferences and rights to be designated by the Board of Directors)

         Common stock, $.01 par value; authorized 20,000,000
         shares:  issued and outstanding 5,348,334 shares as
         of December 31, 1997                                            53,483

         Additional paid in capital                                  11,253,213

         Deficit accumulated during the development stage            (9,189,556)
                                                                 --------------

                    Total stockholders' equity                        2,117,140
                                                                 --------------

                    Total liabilties and stockholders' equity       $ 2,270,763
                                                                 ==============

   The accompanying notes are an integral part of these financial statements.

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                            Statements of Operations



                                                               Cumulative from
                                                                July 17, 1995
                                    Year           Year          (inception)
                                   ended           ended             to
                                 December 31    December 31      December 31
                                    1996           1997             1997
                                -------------  -------------   ----------------

Net sales                                      $     10,275    $       10,275

Cost of Sales                                        (4,214)           (4,214)
                                               -------------   ----------------

                                                       6,061             6,061
                                               -------------   ----------------

Operating expenses:

Research and development
  expenses                        $ (1,620,594)   (1,697,084)       (3,808,800)

General and administrative
 expenses                           (1,808,567)   (2,336,000)       (4,562,231)
                                   ------------ -------------  ----------------

                                    (3,429,161)   (4,033,084)       (8,371,031)
                                   ------------ -------------  ----------------

           Loss from operations     (3,429,161)   (4,027,023)       (8,364,970)
                                   ------------ -------------  ----------------

Other income (expense):

           Interest income             172,539       178,707           355,116

           Interest expense           (325,867)                       (331,542)
                                   ------------ -------------  ----------------

Total other income (expense)          (153,328)      178,707            23,574
                                   ------------ ------------- ----------------
Net loss before extraordinary item  (3,582,489)   (3,848,316)       (8,341,396)

           Extraordinary item         (848,160)                       (848,160)
                                   ------------ -------------  ----------------
           Net loss                $(4,430,649)  $(3,848,316)      $(9,189,556)
                                  ============= =============  ================

Basic and diluted loss per share:

           Weighted average
           number of common
           shares outstanding        3,767,403     5,343,348
                                  ============= ============

           Basic and diluted
           loss per share before
           extraordinary item       $    (0.95)   $    (0.72)

           Basic and diluted
           loss per share on
           extraordinary item       $    (0.23)   $        -
                                  ------------- ------------

           Basic and diluted
           loss per share           $    (1.18)   $    (0.72)
                                  ============= ============

     The accompanying notes are an integral part of these fnancal statments

                                                     NUWAVE TECHNOLOGIES, INC.
                                                 (A Development Stage Enterprise)

                                                 Statement of Stockholders' Equity
                                                                                                                Deficit
                                              Series A                                                        Accumulated
                                            Convertible                               Additional  Deferred    During the
                                          Preferred Stock         Common Stock         Paid-in     Equity     Development
                                        ------------------- -----------------------
                                          Shares    Amount     Shares      Amount      Capital     Costs         Stage       Total
                                        ---------  -------- -----------  ----------  ----------- ---------   ------------- ---------

Common shares issued in
   connection with the
   formation of the
   company.........................                           2,060,000  $  20,600                                         $ 20,600

Common shares returned
   and retired without
   consideration...................                            (125,000)    (1,250)     $ 1,250

Sale of Series A convertible
   preferred stock for
   cash of $1.50 per share.........     600,000    $ 6,000                              894,000                             900,000

Common shares issued with
   initial bridge notes
   payable for cash of
   $1.50 per share.................                              70,000        700      104,300                             105,000

Costs incurred in
   connection with
   equity financing................                                                              $ (38,400)                 (38,400)

Net loss for the period
   from July 17, 1995
   (inception) to
   December 31, 1995...............                                                                          $ (910,591)   (910,591)
                                       --------    -------    ---------   --------     --------  ----------  -----------  ----------

Balance at December 31, 1995.......     600,000      6,000    2,005,000     20,050      999,550    (38,400)   (910,591)      76,609

Common shares issued
  in connection with the
  exchange of the initial
  bridge notes for 14
  bridge units.....................                              70,000        700      139,300                             140,000

Common shares issued
   with bridge notes
   payable for cash
   of $2.00 per share..............                             330,000      3,300      656,700                             660,000

Costs incurred in
   connection with the
   private placement
   offering relating to
   the equity financing............                                                    (134,000)   $ 13,400)               (120,600)

Common shares issued
   in connection with
   the initial public
   offering for cash of
   $5.00 per share.................                           2,300,000     23,000   11,477,000                          11,500,000

2,530,000 common stock
   purchase warrants issued
   in connection with the
   initial public offering
   for cash of $0.10 per
   warrant.........................                                                     253,000                             253,000

220,000 common stock
   purchase warrants and
   220,000 redeemable
   warrants issued to
   the underwriter in
   connection with the
   initial public offering
   for cash of $10.00..............                                                          10                                  10

Conversion of 600,000
   preferred shares into
   600,000 common shares in
   connection with the initial
   public offering.................    (600,000)    (6,000)     600,000      6,000                                                -

                             The accompanying notes are an integral part of these financial statements

                                                                F-6

                                                     NUWAVE TECHNOLOGIES, INC.
                                                 (A Development Stage Enterprise)

                                                 Statement of Stockholders' Equity

                                                                                                                Deficit
                                          Series A                                                        Accumulated
                                        Convertible                               Additional  Deferred    During the
                                      Preferred Stock         Common Stock         Paid-in     Equity     Development
                                    ------------------- -----------------------
                                      Shares    Amount     Shares      Amount      Capital     Costs         Stage         Total
                                    ---------  -------- -----------  ----------  ----------- ---------   ------------- ------------

Costs incurred in
   connection with the
   initial public offering.....                                                  (2,214,582)    25,000                   (2,189,582)

Common shares issued
   in connection with the
   exercise of 20,000
   stock options for cash
   of $1.50 per share..........                             20,000        200        29,800                              30,000

Net loss for the
   year ended
   December 31, 1996...........                                                               (4,430,649)   (4,430,649)
                                   ---------- --------- ----------- ----------  -----------  ------------  ------------ -----------

Balance at December 31, 1996...                $ -        5,325,000   $ 53,250  $11,206,778   $ -          $(5,341,240) $ 5,918,788

Common shares issued in
   connection with the
   exercise of 23,334
   stock options for
   cash of  $2.00 per
   share.......................                              23,334        233       46,435                                  46,668

Net loss for the year ended
   December 31, 1997...........                                                                             (3,848,316)  (3,848,316)

                                   ========== ========= =========== ==========  ===========   =========   ============= ===========
Balance at December 31, 1997...        -       $ -        5,348,334   $ 53,483  $11,253,213   $ -         $ (9,189,556) $ 2,117,140
                                   ========== ========= =========== ==========  ===========   =========   ============= ===========

                             The accompanying notes are an integral part of these financial statements

                                                                F-7

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents

                                                                                               Cumulative
                                                                                                  from
                                                                                              July 17, 1995
                                                                    Year           Year        (inception)
                                                                    ended          ended           to
                                                                 December 31,   December 31,  December 31,
                                                                    1996           1997           1997
                                                                -------------- -------------- --------------
Cash flows from operating activities:

      Net loss                                                   $ (4,430,649)  $ (3,848,316)  $ (9,189,556)

      Adjustments to reconcile net loss to net cash used in operating activities:

      Extraordinary item                                              848,160                       848,160

      Depreciation expense                                             18,856         42,354         62,070

      Amortization of unamortized debt discount                       163,103                       168,778

      Amortization of deferred financing costs                         89,062                        89,062

      Issuance of common stock for services rendered                                                 20,600

      Increase in inventory                                                          (59,818)       (59,818)

      Increase in prepaid expenses and other
      current assets                                                  (70,218)       (19,096)      (111,005)

      Increase (decrease)  in accounts payable and
      accrued liabilities                                             274,066       (219,487)       153,623

      Increase in other assets                                        (68,275)        (9,925)       (82,200)
                                                                -------------- -------------- --------------

                    Net cash used in operating activities          (3,175,895)    (4,114,288)    (8,100,286)
                                                                -------------- -------------- --------------

Cash flows from investing activities:

      Purchase of property and equipment                              (80,892)       (76,052)      (165,541)
                                                                -------------- -------------- --------------

                    Net cash used in investing activities             (80,892)       (76,052)      (165,541)
                                                                -------------- -------------- --------------

Cash flows from financing activities:

      Proceeds from sales of Series A Convertible
      Preferred Stock                                                                               900,000

      Proceeds from issuance of initial bridge units                                                350,000

      Proceeds from issuance of bridge units, net of
      exchange of initial bridge notes                              1,650,000                     1,650,000

    The accmpanying notes are an integral part of these financial statements



                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents


                                                                                               Cumulative
                                                                                                   from
                                                                                              July 17, 1995
                                                                    Year           Year         (inception)
                                                                    ended          ended            to
                                                                 December 31,   December 31,   December 31,
                                                                    1996           1997            1997
                                                                -------------- -------------- --------------

      Proceeds from IPO                                            11,753,010                    11,753,010

      Repayment of notes issued in connection with
      initial bridge notes                                         (2,000,000)                   (2,000,000)

      Costs incurred for equity offerings                          (2,310,182)                   (2,348,582)

      Issuance of common stock in connection with
      exercise of stock options                                        30,000         46,668         76,668

      Increase in restricted cash                                                   (221,481)      (221,481)

      Deferred financing costs                                       (180,900)                     (201,000)
                                                                -------------- -------------- --------------

      Net cash provided (used in) by financing activities           8,941,928       (174,813)     9,958,615
                                                                -------------- -------------- --------------

      Net increase (decrease) in cash and cash equivalents          5,685,141     (4,365,153)     1,692,788

Cash and cash equivalents at the beginning of the period              372,800      6,057,941              -

                                                                -------------- -------------- --------------

      Cash and cash equivalents at the end of the period          $ 6,057,941    $ 1,692,788    $ 1,692,788
                                                                ============== ============== ==============

Supplemental disclosure of cash flow information:

      Interest paid during the period                                $ 73,702                      $ 73,702
                                                                ==============                ==============

Supplemental disclosure of non cash investing and financing activities:

Deferred financing costs incurred in connection with the
exchange of the initial bridge notes for 14 bridge units            $ 140,000                     $ 140,000
                                                                ==============                ==============

Deferred equity costs charged to additional paid in
      capital in connection with the PPO                             $ 13,400                      $ 13,400
                                                                ==============                ==============

Deferred financing costs charged to additional paid-in capital in
      connection with the IPO                                        $ 25,000                      $ 25,000
                                                                ==============                ==============

600,000 Series A Convertible Preferred Stock converted
      into Common Stock                                               $ 6,000                       $ 6,000
                                                                ==============                ==============


      The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS:

     NUWAVE Technologies, Inc. (the "Company"), a development stage enterprise, was incorporated in Delaware on July 17, 1995. It was formed to develop, manufacture and market products which improve picture quality in set-top boxes, televisions, VCR's, camcorders and other video devices by enhancing and manipulating video signals, and facilitate the production of sophisticated consumer and professional videos. It has had only a limited operating history and has had only limited sales of its products to date. Since its inception in July 1995, the Company has been engaged primarily in raising funds, directing, supervising and coordinating Rave Engineering Corporation ("Rave") and its own Advanced Engineering Group in the continuing development of its products, pre-marketing activities, the commencement of comprehensive marketing of the NUWAVE Video processor and the recruitment of management and technical personnel, including members of the Advanced Engineering Group. The Company conducts its operations primarily in the United States.

     There is no  assurance  that the  Company's  research and  development  and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant sales of any such products. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully market its NUWAVE Video Processor and related products it is unlikely the Company could continue its business.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the valuation allowance in connection with deferred tax assets. Actual results could differ from those estimates.


Cash and Cash Equivalents

     Cash  and  cash  equivalents  include  all  cash  balances,   money  market
instruments, and other highly liquid investments with insignificant interest rate risk and original maturities of three months or less.


Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market.

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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


Advertising Expenses

     The Company expenses advertising costs which consist primarily of promotional items and print media. Advertising and promotional expenses charged to operations for the cumulative period from July 17, 1995 (inception) to December 31, 1997 amounted to $421,124 and for the years ended December 31, 1997 and December 31, 1996 amounted to $289,892 and $131,232, respectively.


Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents in a commercial bank with three types of accounts, 1) an operating account where the cash balance is in excess of the FDIC insurance limit, 2) a money market fund which invests only in U.S. Government securities,
3) Certificates of Deposit.

Per Share Data

     The Company has adapted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earnings per Share". The basic per share data has been computed on the basis of the loss for the period divided by the historic weighted average number of shares of common stock outstanding.


Income Taxes

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3. INVENTORY

         Inventory consists of the following:

                                            December 31,
                                               1997
                                            ------------

      Finished goods . . . . . . .             $ 46,316
         Work in process . . . . .                13,502
                                            ------------
                                               $ 59,818
                                            ============

4. PROPERTY AND EQUIPMENT:

   Property and equipment consist of the following:

                                Useful Lives      December 31,
                                  in Years           1997
                               --------------    ------------
   Furniture and Fixtures . .        10            $  4,323
   Computers  . . . . . . . .         5             100,954
   Equipment  . . . . . . . .         5              60,264
                                               ------------
                                                   $165,541

       Less, accumulated
        depreciation . . . .                         62,070
                                               ------------
                                                   $103,471
                                               ============


5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

   Accounts payable and accrued expenses consist of the following:

                                               December 31,
                                                   1997
                                               ------------

     Accounts payable . . . .                     $ 36,964
     Legal and accounting
        fees  . . . . . . . .                       90,908
     Accrued payroll. . . . .                       18,399
     Payroll taxes payable. .                        7,352
                                              ------------
                                                  $153,623
                                              ============

6. CAPITAL TRANSACTIONS:

Common Stock

     On July 17, 1995, the Company issued 2,060,000 shares of common stock for a fair market value of $.01 per share as consideration for services rendered in connection with the formation of the Company, as follows:

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

o 1,090,000 shares to Prime Technologies, Inc. ("Prime"). Rave and two members of the Company's Board of Directors have ownership interests in Prime of 22%, 22% and 16%, respectively;

o     450,000 shares to the Company's President;

o 450,000 shares to three entities affiliated with an individual who was then a member of the Company's Board of Directors (125,000 of such shares were subsequently returned and retired without consideration); and

o 70,000 shares to individuals who were either employees of, or consultants to, the Company.

     On April 30, 1996, the board of directors and the Company's stockholders authorized the increase in the shares of common stock to 20,000,000 common shares, par value $.01 per share.

In July 1996 the Company completed an IPO in which it sold 2,300,000 common shares and 2,530,000 Redeemable Common Stock Purchase Warrants (the "Warrants") to purchase an additional 2,530,000 common shares. The Warrants are exercisable at $5.50 per share commencing on July 3, 1997, and have an expiration date of July 3, 2001. The Warrants are redeemable by the Company at any time commencing twelve months after date of the IPO on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid quotation of the Common Stock as reported on the NASDAQ Stock Market, if traded thereon, or if not traded thereon, the average closing sale price of the Common Stock if listed on a national securities exchange (or other reporting system that provides last sale prices), has been at least 150% of the then current exercise price of the Warrants (initially, $8.25 per share), for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption. The Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption. The Underwriter will receive from the Company a Warrant Solicitation fee of five percent (5%) of the aggregate exercise price of the Warrants if the market price of the Common Stock is greater than the exercise price of the Warrants on the date of exercise.

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


Preferred Stock

     During July and August 1995, the Company sold 600,000 shares of Series A Convertible Preferred Stock for $900,000 to several investors, one of whom was the purchaser of the initial bridge notes. The preferred

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

shares were convertible into common shares on a one-for-one basis, either at the option of each holder or automatically upon the effective date of an IPO.

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

Bridge Units

     On  December  15,  1995,  the  Company  issued  to a Series  A  Convertible
Preferred stockholder 14 initial bridge units, each unit consisting of the Company's unsecured initial bridge notes in the principal amount of $25,000 with a stated interest rate of 10% per annum and 5,000 shares of the Company's common stock with a fair market value of $1.50 per share for proceeds of $350,000. After giving effect to the amortization of the initial bridge notes debt discount, the effective interest rate of the initial bridge notes was 33% per annum.

     On March 1, 1996, based upon an offer from the Company, the initial bridge noteholder elected to exchange the 14 initial bridge units for 14 bridge units.

     On March 1 and March 27, 1996, the Company sold and exchanged to accredited investors an accumulative total of 80 units (the "bridge units") respectively, in its PPO. Each bridge unit consisted of (i) a senior subordinated non-negotiable promissory note ("Bridge Notes") in the principal amount of $25,000, with a stated interest rate of 10% per annum, and (ii) 5,000 shares of common stock with a fair market value of $2.00 per share. After giving effect to the amortization of the Bridge Notes debt discount, the effective interest rate of the Bridge Notes was 49%.

     On July 9, 1996, the aggregate principal amount of the Bridge Notes of $2,000,000 and accrued interest of $73,652 was repaid upon the consummation, and out of the proceeds, of the IPO.


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

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 A summary of the Company's stock option activity, and related information, is as follows:

                      Number       Exercise        Weighted -
                        of           Price         Average          Number of
                      Common       Range per      Exercise           Shares
                      Shares         Share          Price          Exercisable
                    ------------------------------------------------------------

Outstanding at
December 31, 1995    315,000        $ 1.50         $ 1.50           260,714
                                                                    =======
Granted               67,000   $ 2.00 - $ 5.75     $ 2.67

Exercised            (20,000)       $ 1.50         $ 1.50
                   ---------
Outstanding at
December 31, 1996    362,000   $ 1.50 - $ 5.75     $ 1.72           311,524
                   ---------                                        =======
Granted              192,500   $ 5.78 - $ 6.88     $ 6.54

Exercised            (23,334)       $ 2.00         $ 2.00
                   ---------
Cancelled            (25,000)  $ 6.38 - $6.81      $ 6.64
                   ---------
Outstanding at
December 31, 1997    506,166   $ 1.50 - $6.88      $ 2.92          401,000
                   ---------                                       =======

     During 1995, the Company granted options to purchase 315,000 shares of Common Stock , exercisable at $1.50 per share. The options vested as follows:
260,714 at date of grant, 27,143 in 1996 and 27,143 in 1997. The options expire as follows: 240,714 in 2000, 27,143 in 2001 and 27,143 in 2002.

     During 1996, the Company granted options to purchase 55,000 shares of Common Stock , exercisable at $2.00 per share. The options vested as follows:
31,667 at date of grant, 11,667 in 1997 at 11,666 in 1998. The options expire as follows: 8,333 in 2001, 11,667 in 2002 and 11,666 in 2003.


Performance Incentive Stock Option Plan

     On January 31, 1996, the Company adopted its 1996 Performance Incentive Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted to key employees and consultants (the "Participants") by certain disinterested directors of the Board of Directors. Any incentive option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A nonqualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) must have an exercise price of at least the par value of the stock. Stock appreciation rights may be granted in conjunction with the grant of an incentive or nonqualified option under the Plan or independently of any such stock option. The directors determine the vesting of the options under the Plan at the date of grant. A maximum of 260,000 options can be awarded under the Plan. As of December 31, 1996 no options had been issued. During 1997, 192,500 options were granted and 25,000 options were cancelled under the plan.


Non-Employee Director Stock Option Plan

      On November 25, 1996, the Company established a Non-Employee Director Stock Option Plan (the "Director's Plan"). The Director's Plan provides that each member of the Board of Directors (an "Eligible Director") who otherwise (1) is not currently an employee of the Company, or (2) is not a former employee still receiving compensation for prior services (other than benefits under a tax-qualified pension plan) shall be eligible for the grant of stock options under the Director's Plan. Each Eligible Director at the time of his election to the Board of Directors, shall be granted an option to purchase 3,000 shares of the Company's common stock at an exercise price equal to closing price of such common stock at close of business at the date of such grant, such option to vest immediately and to expire five years from the date of such grant.

     Beginning with the annual meeting of the stockholders of the Company held on May 29,1997 and provided that a sufficient number of shares remain available under the Director's Plan, each year immediately following the date of the annual meeting of the Company there automatically will be granted to each Eligible Director who is then serving on the Board an option to purchase 5,000 shares of the Company Common Stock. The first 1,000 options vest immediately, the remainder vest equally over the next four years from the date of grant and are exercisable at the closing price of such shares of common stock at the date of grant. Such options expire five years from the date of vesting.

     On November 25, 1996, four Eligible Directors were each granted 3,000 stock options at an exercise price of $5.75 per share. On May 29, 1997, four Eligible Directors were each granted 5,000 stock options at an exercise price of $5.75 per share. The maximum number of shares of Common Stock with respect to which options may be granted under the Director's Plan is 80,000 shares. As of December 31, 1997, there are 48,000 stock options reserved for issuance in the Director's Plan.

     Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation are shown below.

     Exercise prices and weighted-average contractual lives for stock options outstanding as of December 31, 1997 are as follows:

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       Options Outstanding                Options Exercisable
             ---------------------------------------   -------------------------
                              Weighted
                               Average      Weighted                   Weighted
Range of                      Remaining      Average                   Average
Exercise        Number       Contractual    Exercise      Number     Exercisable
 Prices      Outstanding        Life          Price    Exercisable      Price
--------     -----------     -----------    --------   -----------   -----------
$ 1.50 -
$ 2.00         326,666            3.4        $ 1.55      315,000       $ 1.53

$ 5.75 -
$ 6.88         179,500            5.6        $ 6.47       86,000       $ 6.16


     The following table summarizes the pro forma operating results of the Company had compensation costs for the stock options granted been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since certain option grants awarded during 1996 and 1997 vest over several years and additional awards are expected to be issued in the future, the pro forma results noted below are not likely to be representative of the effects on future years of the application of the fair value based method.



                                                1996              1997
                                             -----------       -----------

Pro forma net loss                           $ 4,496,349      $ 4,029,183

Pro forma basic and
Diluted loss per share                           $ (1.19)          $ (.75)


     For the purpose of the above pro forma information, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1996 and 1997 was $.84 and $1.75, respectively. The following weighted-average assumptions were used in computing the fair value of option grants for 1996 and 1997: weighted-average risk-free interest rates of 5.32% for 1996 and 5.64% for 1997; zero dividend yields for both years; volatility of the Company's Common Stock of 50% for both years; and an expected life of the options of two years for 1996 and 1997, respectively.

7. INCOME TAXES

     There is no provision for federal, state or local income taxes for the years ended December 31, 1997 and December 31, 1996, since the Company has incurred operating losses. In addition, the Company has fully reserved the net potential future tax benefits resulting from its organization costs and a net operating loss carryforwards.

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The tax effect of temporary differences consists of the following:

                                                   December 31,
                                                      1997
                                                   -----------
Deferred tax assets:
   Organization costs . . . . . . . . .            $ 2,130,610
   Property and equipment . . . . . . .                 24,828
   Net operating loss carryforward. . .              1,504,585
                                                   -----------
                                                     3,660,023
   Valuation allowance. . . . . . . . .              3,660,023
                                                   -----------
                                                   $        --
                                                   -----------


     Certain costs in the statement of operations have been capitalized under Internal Revenue Code and will be amortized over five years commencing with the date the Company begins its trade or business, as defined by Internal Revenue Service regulations. The valuation allowance offsets all of the deferred tax assets as of December 31, 1997.

     As of December 31, 1997, the Company has unused net operating loss carryforwards of $3,761,463 available for income tax purposes. The unused net operating loss carryforwards expire in various years from 2010 to 2012.



8. COMMITMENTS AND CONTINGENCIES:

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

     In March 1997 the Company agreed with Rave to exclude from the License Agreement certain video transmission technology which Rave may develop for application in the video game industry ("the Video Game Technology") In return, Rave agreed to pay the Company 2.5% of net sales of products using the Video Game Technology and 25% of any fees it receives from licensing such technology. The Video Game Technology is not used in any of the Company's current products, and the Company has no current plans to develop it.

     The License Agreement became effective on July 21, 1995 and continues in force until either (1) the expiration of the last patent rights or (2) July 21, 2012, whichever is later.

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The Company has entered into a development agreement (the "Development Agreement") with Rave, pursuant to which the Company has formulated a development plan (the "Development Plan") extending through October 1998, with annual renewals, subject to one year's written notice. The Development Plan focuses principally on the development of the products, as defined, and will be revised from time to time to provide for the development of additional related products. The Development Agreement provides for the payment to Rave of a monthly fee which, when aggregated with the Royalties provided for in the License Agreement, must equal at least $65,000 per month. The Development Plan is to be revised by October 2, 1998 and on each anniversary thereafter for each year the Development Agreement remains in effect. The Development Agreement terminates on October 2, 1998. The Development Agreement also provides for Rave to receive additional payments under certain conditions aggregating $850,000 to purchase or lease equipment for use in developing the Licensed Products and Technology. The payments were originally to be made in monthly installments not to exceed $23,611 with a lump sum payment of $283,336 due in March 1998, if certain conditions were met. In this regard, on April 22, 1997, the Company deposited $300,000 into a certificate of deposit. The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit opened by the Company to guarantee monthly equipment lease payments (not to exceed $23,611 per month) to be made by the Company on behalf of Rave pursuant to the Development Agreement. The balance of the standby letter of credit will be reduced by any payments made and any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit. Through December 30, 1997, the Company had made payments of $386,657 against the $850,000 of equipment purchases and at that date had $221,481 pledged as collateral to guarantee the monthly equipment lease payments. Expenditures of the remaining $241,862 of the $850,000 will depend on finalizing mutually agreed plans for the development of additional products for evaluation by the Company during the remaining term of the Development Agreement.


     The Rave research and development expenses charged to the statement of operations for the cumulative period from July 17, 1995 (inception) to December 31, 1997 amounted to $2,657,355; and for the years ended December 31, 1997 and December 31, 1996 amounted to $1,096,903 and $1,143,825, respectively.

Agency Agreement

     In order to assist it in obtaining sublicensing revenue, the Company has entered into an Agency Agreement (the "Agency Agreement") with Prime. The Agency Agreement provides that Prime will be the Company's exclusive agent for entering into sublicenses with respect to the licensed products and technology. Because its products are not fully developed, the Company has not developed a licensing program, established proposed royalties, or otherwise determined the terms or conditions of the arrangements it may want to make with proposed licensees or others. These programs will be developed in conjunction with product research and development, and with Prime pursuant to the Agency Agreement. For its services, with respect to the first $50,000,000 of aggregate net sales of the Company's licensees and sublicensees, after subtracting the payments to Rave and licensing expenses, Prime will receive 35% of net sublicense fees received by the Company, and thereafter 45%. Because the Company has retained the right

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

to enter into licenses and sublicenses independently, payments to Prime are to be made regardless of whether the relevant sublicenses are entered into through Prime's efforts or by the Company itself. Prime will receive an additional agency fee of up to $1,500,000, of which (i) $400,000 has been paid (ii) $400,000 is payable out of the Company's first sublicensing royalties and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000. The Agency Agreement provides that Prime will contribute its royalty participation to pay Rave in any month in which the Company, after making reasonable commercial effort, is unable to make the $65,000 Rave Minimum Payment necessary to maintain the License Agreement on an exclusive basis with such amounts to be repaid by the Company to Prime out of the Company's next available royalty payment or 12 months from the date of such advance.


     The Agency Agreement terminates upon the termination of the License Agreement or upon a default, as defined in the Agency Agreement.


     The agency fee charged to operations for the cumulative period from July 17, 1995 (inception) to December 31, 1997 amounted to $400,000 and for the years ended December 31, 1997 and December 31, 1996 amounted to $70,000 and $330,000, respectively.

     The minimum annual commitments under the Rave License and Development Agreements, and the Agency Agreement, as of December 31, 1997 are as follows:

For the Year   Royalty and
   Ended       Development    Consulting      Equipment
December 31,      Fees          Fees          Financing       Total
------------  ------------   ------------    -----------   ------------

   1998         $650,000        $35,000       $463,342      $1,148,342
             =============   ============    ===========   ============


Employment Agreements

     The Company entered into an employment agreement with its President originally expiring December 31, 2000. In December 1997, the agreement was extended for two years to December 31, 2002. The employment agreement provides for a minimum annual salary, and bonus incentives, based upon the Company meeting profit levels to be set by the Board of Directors. The agreement also provides for termination payments to the President under certain circumstances. The minimum annual salary commitment as of December 31, 1996 and December 31, 1997, excluding bonus arrangements, amounted to $120,000 per annum.

     On February 10, 1997, the Company entered into an employment agreement with its Vice President - Sales. As part of the agreement, the Company granted to this individual, under the Company's Plan, options to purchase 60,000 shares of common stock at $6.875 per share, the underlying value of the Company's common stock at the date of grant. 5,000 options vested immediately; 5,000 options vest on June 10, 1997; 20,000 options vest on February 10, 1998; 30,000 options vest on February 10, 1999.

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Consulting and Representative Agreements

     The Company has a consulting agreement with a Limited Partnership (the "Consultant") rendering business advice. One of the general partners of the Consultant is a former member of the Company's Board of Directors. In addition, this general partner was a partner in two other affiliated entities. Together the Consultant and the two other affiliated entities (which also provided services to the Company) received 450,000 shares of the Company's common stock for an aggregate consideration of $4,500 (see Note 6). The term of the agreement was initially for two years and has been orally extended for one additional year to June 30,1998. The Consultant received fees of $7,500 per month until the completion of the IPO. Once the IPO was completed, the fee was reduced to $5,000 per month until the agreement terminates. The total consulting fee per the consulting agreement charged to the statement of operations for the cumulative period from July 17, 1995 (inception) to December 31, 1997 amounted to $175,000 plus out-of-pocket expenses; and for the years ended December 31, 1997 and December 31, 1996 amounted to $60,000 and $77,500 plus out of pocket expenses, respectively. The total aggregate consideration charged to operations in connection with the services rendered by the principal of the Consultant and his affiliated entities for the cumulative period from July 17, 1995 (inception) to December 31, 1997 amounted to $264,998; and for the years ended December 31, 1997 and December 31, 1996 amounted to $66,329 and $110,367, respectively.

     Effective August 1,1995, the Company entered into an agreement with a consultant whereby the consultant provided to the Company on a non-exclusive basis, certain services, among others: evaluation of the Company's technologies and products, assistance in product development and the development of a marketing strategy and plan, and the recommendation of candidates for marketing and sales positions. On April 7, 1997, the Company entered into a Representative Agreement with this same consultant whereby the consultant was appointed as an exclusive sales representative for selected accounts, identified in the agreement, to obtain Strategic Alliance Contracts for the Company and to sell Products during the term of the Agreement. The term of the Agreement was from April 7, 1997 to November 30,1997. Under the terms of the Agreement, the consultant or his designees will receive options to purchase shares of common stock of the Company for each Strategic Alliance Contract the Company enters into through the efforts of the Representative and/or his designees. For options granted, the options price is equal to the fair market value as of the date of the grant and will expire five years after the date of grant. In addition, the Company shall pay the Representative a commission on net sales of all products sold by the Company solely through the efforts of the Representative and/or his designees if the Representative and/or his designees made substantial efforts to sell the Products to the purchaser during the term of this Agreement. The commission rate is based on the type of sale and timing of the sale. For all purchase orders accepted by the company during the period April 7,1997 to November 15, 2001, the Company will also pay to the Representative a commission of three percent of net sales of active and/or passive presets and device drivers whether or not the representative made any effort to sell these items. As of December 31, 1997, no commissions had been earned and 45,000 options had been granted pursuant to this Agreement. Since inception to December 31, 1997 the Company has incurred $376,122; and for the years ended December 31,1997 and December 31, 1996, $143,657 and $195,968, respectively, of

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

consulting fees and out of pocket expenses for this consultant which have been charged to operations.

     On November 12,1997, the Company contracted with Adaptive Miro-Ware, Inc to work with TEC (see below) in the design and development of a custom integrated circuit ("ASIC") in accordance with the Company's specifications. The total cost of the project was estimated to be $179,550 to be paid in intervals based upon milestones. The contract is expected to be completed during the first half of 1998. At December 31,1997 $17,500 had been paid under the terms of the contract.

     On November 14,1997, the Company contracted with The Engineering Consortium ("TEC") to design and develop a custom integrated circuit ("ASIC") in accordance with the Company's specifications. The total cost of the project was estimated to be $130,000 to be paid in intervals based upon milestones. The contract is expected to be completed during the first half of 1998. At December 31,1997 no payments had been made under the terms the contract.

     On December 3, 1997, the company contracted with Lippert/Heilshorn & Associates, Inc. ("LHA") to provide various Investor Relations and Public Relations services for the Company. In return for such services the Company granted to the LHA 30,000 options for the purchase of the Company's common stock at $5.78 per share (market price on date of grant. In addition the Company agreed to pay LHA a fee of $7,500 per month plus normal business expenses. The contract terminates on March 31,1998, at which time the contract will continue on a month-to-month basis. However, the Company may terminate the agreement at any time after March 31,1998 upon 60 days notice to LHA.

     The Company has entered into numerous sales representation agreements with various organizations whereby the Company will pay to the representative organization commissions based on the type of sale and timing of sale. The commission rates vary from 2% to 16%. No commissions had been earned through December 31,1997 pursuant to these agreements.


Leases

     The Company leases shared office space on a month-to-month basis for a monthly rental of $5,400. Rent expense incurred for the cumulative period from July 17, 1995 (inception) to December 31, 1997 amounted to $122,348; and for the years ended December 31, 1997 and December 31, 1996 amounted to $78,496 and $37,452,respectively. In addition, the Company is a guarantor on lease payments of $4284 per month regarding Rave's facility. The lease expires on June 14,1998.


9.     EXTRAORDINARY ITEM

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

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.     SUBSEQUENT EVENT

     On February 6, 1998, the Company entered into a two-year agreement with an investor whereby the Company issued 253,485 shares of the Company's Common Stock for an aggregate purchase price of $1,000,000. In addition, subject to certain conditions, the agreement provides that, from time to time over the life of the agreement the Company shall issue "Puts" to the investor whereby the Company shall issue for each Put and the investor shall purchase a minimum of $250,000 and a maximum of $750,000 of the Company's common stock. The total aggregate value of the Puts over the life of the agreement must be a minimum of $1,000,000 and cannot exceed $5,000,000. The purchase price of the stock will be at 88% of the fair market value of the stock at the time of the Put. The following restrictions apply beginning with the second Put: 1) there must be 20 business days between Puts; 2) the average trading volume in the Company's Common Stock for the 30 trading days prior to the Put date must be at least 20,000; 3) The minimum bid price for the Company's Common Stock on the trading day immediately preceding the put date must be at least $2.50; 4) unless the investor agrees otherwise, no put can be made which cause the investor to own more than 9.9% of the Company's then outstanding stock.

     In connection with the agreement the Company issued to the investor warrants to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $6.41 per share. The warrants may be exercised at any time beginning August 6,1998 and ending three years thereafter. Also, in the event that the market price as of the effective date of the registration statement filed with the Securities and Exchange Commission on March 3,1998 regarding the resale of the underlying securities is less than $3.95, then the Company will issue to the investor a supplemental warrant to purchase 50,000 shares of Common stock at a stick price of $3.95. The supplemental warrant may be exercised at any time beginning 5 days after the effective date and ending 5 years thereafter.

     On March 3,1998, the Company entered into a consulting agreement with an organization (the "Consultant") whereby the Consultant will perform consulting services relating to corporate finance and other financial services matters. As compensation for the services described in paragraph 1 above, the Company shall pay the consultant $5,000 per month during an initial term ending September 3,1999 subject to automatic one-year terms unless either the Company or the Consultant shall have given written notice at least 30 days prior to the end of the initial or subsequent terms.

     In connection with this agreement, the Company issued to the Consultant 400,000 common stock purchase warrants. The warrants The warrants have an exercise price of $4 and are exercisable after September 3,1999. The warrants expire on March 3, 2003.