Form 10-K/A
period 1997-12-31
NUWAVE TECHNOLOGIES INC
filed 1998-04-02
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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


10.41* Component Purchase Agreement, dated December 31, 1997, between Thomson Consumer Electronics, Inc. and NuWave Technologies, Inc. (See
         Exhibit 10.41 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.42* Letter Agreement, dated March 3, 1998, between NuWave Technologies, Inc. and Janssen/Meyers Associates, L.P. (See Exhibit 10.42 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.43* Warrant, dated March 3, 1998, executed by NuWave Technologies, Inc. in favor of Janssen/Meyers Associates, L.P., to purchase up to 400,000 shares of Common Stock, par value $.01 per share, of NuWave Technologies, Inc. (See Exhibit 10.43 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.44** Letter Agreement, dated December 3, 1997, between NuWave Technologies, Inc. and Lippert/Heilshorn & Associates, Inc.
10.45** Option Agreement, dated December 9, 1997, between NuWave Technologies, Inc. and Lippert/Heilshorn & Associates, Inc.
10.46** First Amendment to Restated Employment Agreement, dated December 9, 1997, between NuWave Technologies, Inc. and Gerald Zarin.


16.1* Letter from Coopers & Lybrand L.L.P. to the Commission dated February 16, 1998 (See Exhibit 16.1 to Current Report on Form 8-K filed with the Commission on February 18, 1998).


23.1* Consent of Coopers & Lybrand L.L.P. (See Exhibit 23.1 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
23.2**   Consent of Coopers & Lybrand L.L.P.
27.1*    Financial Date Schedule (See Exhibit 27.1 to Annual Report on
         Form 10-KSB filed with the Commission on March 25, 1998).

* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

**  Filed herewith.

(b) REPORTS ON FORM 8-K:

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NUWAVE TECHNOLOGIES, INC.
                                       (Registrant)



Date: April 2, 1998                   By: /s/ Gerald Zarin
                                          ------------------------------------
                                          Gerald Zarin
                                          Chairman of the Board, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                         DATE

/s/ Gerald Zarin                 President, Chief Executive    April 2, 1998
----------------------------
Gerald Zarin                     Officer and Chairman of
                                 the Board (Principal
                                 Executive Officer)


/s/ Jeremiah F. O'Brien          Chief Financial Officer and   April 2, 1998
----------------------------
Jeremiah F. O'Brien              Secretary (Principal
                                 Financial Officer and
                                 Accounting Officer)


/s/ Ed Bohn                      Director                      April 2, 1998
----------------------------
Ed Bohn


/s/ Lyle Gramley                 Director                      April 2, 1998
----------------------------
Lyle Gramley


/s/ David Kwong                  Director                      April 2, 1998
----------------------------
David Kwong


/s/ Joseph A. Sarubbi            Director                      April 2, 1998
-----------------------------
Joseph A. Sarubbi

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

10.40*   Warrant, dated February 6, 1998, executed by NuWave
         Technologies, Inc. in favor of ProFutures Special Equities Fund, L.P., to purchase up to 50,000 shares of Common Stock, par value $.01 per share, of NuWave Technologies, Inc. (See Exhibit
                                       12

         10.2 to Current Report on Form 8-K filed with the Commission on February 18, 1998).


10.41* Component Purchase Agreement, dated December 31, 1997, between Thomson Consumer Electronics, Inc. and NuWave
         Technologies, Inc. (See Exhibit 10.41 to Annual
         Report on Form 10-KSB filed with the Commission on March 25, 1998).

10.42*   Letter Agreement, dated March 3, 1998, between NuWave
         Technologies, Inc. and Janssen/Meyers Associates, L.P.
         (See Exhibit 10.42 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).

10.43*   Warrant, dated March 3, 1998, executed by NuWave
         Technologies, Inc. in favor of Janssen/Meyers Associates,
         L.P., to purchase up to 400,000 shares of Common Stock, par value $.01 per share, of NuWave Technologies, Inc. (See Exhibit 10.43 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).

10.44** Letter Agreement, dated December 3, 1997, between NuWave Technologies, Inc. and Lippert/Heilshorn & Associates, Inc.

10.45** Option Agreement, dated December 9, 1997, between NuWave Technologies, Inc. and Lippert/Heilshorn & Associates, Inc.

10.46** First Amendment to Restated Employment Agreement, dated December 9, 1997, between NuWave Technologies, Inc. and Gerald Zarin.


16.1* Letter from Coopers & Lybrand L.L.P. to the Commission dated February 16, 1998 (See Exhibit 16.1 to Current Report on Form 8-K filed with the Commission on February 18, 1998).


23.1* Consent of Coopers & Lybrand L.L.P. (See Exhibit 23.1 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).

23.2**   Consent of Coopers & Lybrand L.L.P.

27.1*    Financial Date Schedule (See Exhibit 27.1 to Annual
         Report on Form 10-KSB filed with the Commission on March 25, 1998).



* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

**   Filed herewith.

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


Statements of Stockholders' Equity for cumulative period from
     July 17, 1995 (inception) to December 31, 1997..................  F-6-F-7


Statements of Cash Flows for the years ended December 31, 1996 and December 31, 1997 and for the cumulative period from
     July 17, 1995 (inception) to December 31, 1997.................   F-8-F-9

Notes to Financial Statements.......................................   F-10-F-23

                         REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
NUWAVE Technologies, Inc.
Fairfield, New Jersey


         We have audited the accompanying balance sheet of NUWAVE Technologies, Inc. (a development stage enterprise) as at December 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997 and the amounts for such year included in the period from July 17, 1995 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of NUWAVE Technolgies, Inc. at December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP

                                                Richard A. Eisner & Company, LLP


Florham Park, New Jersey
March 3, 1998

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
                                                                 --------------


Commitments and contingencies

Stockholders' equity:


         Series A Convertible Preferred Stock, noncumulative,
         $.01 par value; authorized 400,000 shares; issued and outstanding -none

         Preferred stock, $.01 par value; authorized 1,000,000 shares; issued and oustanding - none (such preferences and rights to be designated by the Board of Directors)

         Common stock, $.01 par value; authorized 20,000,000
         shares:  issued and outstanding 5,348,334 shares                53,483


         Additional paid in capital                                  11,253,213

         Deficit accumulated during the development stage            (9,189,556)
                                                                 --------------

                    Total stockholders' equity                        2,117,140
                                                                 --------------

                    Total liabilties and stockholders' equity       $ 2,270,763
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


         There is no assurance that the Company's research and development and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant sales of any such products. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully market its NUWAVE Video Processor and related products it is unlikely that the Company could continue its business. The Company has the ability to substantially reduce costs.



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

Per Share Data


     The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earnings per Share". The basic per share data has been computed on the basis of the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the computations since they would be antidilutive (See note
6).



Income Taxes

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
                                               ------------
                                                   $103,471
                                               ============



5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

   Accounts payable and accrued liabilities consist of the following:


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


o 450,000 shares to three entities affiliated with an individual who was a member of the Company's Board of Directors (125,000 of such shares were subsequently returned and retired without consideration); and


o 70,000 shares to individuals who were either employees of, or consultants to, the Company.

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


Stock Options


     The accompanying financial position and results of operations of the Company have been prepared in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not more than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to non employees, for goods or services, the fair value of these options are included in operating results as an expense.

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

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 A summary of the Company's stock option activity, and related information, is as follows:

                      Number       Exercise        Weighted -
                        of           Price         Average          Number of
                      Common       Range per      Exercise           Shares
                      Shares         Share          Price          Exercisable
                    ------------------------------------------------------------

Outstanding at
December 31, 1995    315,000        $ 1.50         $ 1.50           260,714
                                                                    =======
Granted               67,000   $ 2.00 - $ 5.75     $ 2.67

Exercised            (20,000)       $ 1.50         $ 1.50
                     --------


Outstanding at
December 31, 1996    362,000   $ 1.50 - $ 5.75     $ 1.72           311,524
                                                                    =======


Granted              192,500   $ 5.78 - $ 6.88     $ 6.54


Exercised            (23,334)       $ 2.00         $ 2.00


Cancelled            (25,000)  $ 6.38 - $6.81      $ 6.64
                   ---------

Outstanding at
December 31, 1997    506,166   $ 1.50 - $6.88      $ 2.92          401,000
                   =========                                       =======


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


Performance Incentive Stock Option Plan

     On January 31, 1996, the Company adopted its 1996 Performance Incentive Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted to key employees and consultants (the "Participants") by certain disinterested directors of the Board of Directors. Any incentive option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A nonqualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) must have an exercise price of at least the par value of the stock. Stock appreciation rights may be granted in conjunction with the grant of an incentive or nonqualified option under the Plan or independently of any such stock option. The directors determine the vesting of the options under the Plan at the date of grant. A maximum of 260,000 options can be awarded under the Plan. As of December 31, 1996 no options had been issued. During 1997, 172,500 options were granted and 25,000 options were cancelled under the plan.



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


     On November 25, 1996, four Eligible Directors were each granted 3,000 stock options at an exercise price of $5.75 per share. On May 29, 1997, four Eligible Directors were each granted 5,000 stock options at an exercise price of $6.75 per share. The maximum number of shares of Common Stock with respect to which options may be granted under the Director's Plan is 80,000 shares. As of December 31, 1997, there are 48,000 stock options reserved for issuance in the Director's Plan.


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

     Exercise prices and weighted-average contractual lives for stock options outstanding as of December 31, 1997 are as follows:

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       Options Outstanding                Options Exercisable
             ---------------------------------------   -------------------------


                              Weighted
                               Average      Weighted                   Weighted
Range of                      Remaining      Average                   Average
Exercise        Number       Contractual    Exercise      Number       Exercise
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



                                                1996              1997
                                            -------------     --------------


Pro forma net loss                          $ (4,496,349)      $ (4,029,183)


Pro forma basic and
Diluted loss per share                      $      (1.19)      $       (.75)


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

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The tax effect of temporary differences consists of the following:

                                                   December 31,
                                                      1997
                                                   -----------
Deferred tax assets:

   Startup costs . . . . . . . . . . .             $ 2,130,610

   Property and equipment . . . . . . .                 24,828
   Net operating loss carryforward. . .              1,504,585
                                                   -----------
                                                     3,660,023
   Valuation allowance. . . . . . . . .              3,660,023
                                                   -----------
                                                   $        --
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


     As of December 31, 1997, the Company has unused net operating loss carryforwards of $3,761,463 available for income tax purposes. The unused net operating loss carryforwards expire in various years from 2010 to 2012. The Company, in the future, may be subject to limitations on the use of its NOL's as provided under Section 382 of the Internal Revenue Code.




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

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


     The Company has entered into a development agreement (the "Development Agreement") with Rave, pursuant to which the Company has formulated a development plan (the "Development Plan") extending through October 1998, with annual renewals, subject to one year's written notice. The Development Plan focuses principally on the development of the products, as defined, and will be revised from time to time to provide for the development of additional related products. The Development Agreement provides for the payment to Rave of a monthly fee which, when aggregated with the Royalties provided for in the License Agreement, must equal at least $65,000 per month. The Development Plan is to be revised by October 2, 1998 and on each anniversary thereafter for each year the Development Agreement remains in effect. The Development Agreement terminates on October 2, 1998. The Development Agreement also provides for Rave to receive additional payments under certain conditions aggregating $850,000 to purchase or lease equipment for use in developing the Licensed Products and Technology. The payments were originally to be made in monthly installments not to exceed $23,611 with a lump sum payment of $283,336 due in March 1998, if certain conditions were met. In this regard, on April 22, 1997, the Company deposited $300,000 into a certificate of deposit. The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit opened by the Company to guarantee monthly equipment lease payments (not to exceed $23,611 per month) to be made by the Company on behalf of Rave pursuant to the Development Agreement. The balance of the standby letter of credit will be reduced by any payments made and any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit. Through December 31, 1997, the Company had made payments of $386,657 under this agreement and at that date had $221,481 pledged as collateral to guarantee the monthly payments.



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


For the Year   Royalty and
   Ending      Development    Consulting      Equipment
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

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.     SUBSEQUENT EVENT


     On February 6, 1998, the Company entered into a two-year agreement with an investor whereby the Company issued 253,485 shares of the Company's Common Stock for an aggregate purchase price of $1,000,000. In addition, subject to certain conditions, the agreement provides that, from time to time over the life of the agreement the Company shall issue "Puts" to the investor whereby the Company shall issue for each Put and the investor shall purchase, at the Company's option, shares of the Company's Common Stock for a minimum of $250,000 and a maximum of $750,000. The total aggregate value of the Puts over the life of the agreement must be a minimum of $1,000,000 and cannot exceed $5,000,000. The purchase price of the stock will be at 88% of the fair market value of the stock at the time of the Put. The following restrictions apply beginning with the second Put: 1) there must be 20 business days between Puts; 2) the average daily trading volume in the Company's Common Stock for the 30 trading days prior to the Put date must be at least 20,000 shares; 3) The minimum bid price for the Company's Common Stock on the trading day immediately preceding the put date must be at least $2.50; 4) unless the investor agrees otherwise, no put can be made which cause the investor to own more than 9.9% of the Company's then outstanding stock.


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


     On March 3,1998, the Company entered into a consulting agreement with an organization (the "Consultant") whereby the Consultant will perform consulting services relating to corporate finance and other financial services matters. As compensation for such services, the Company shall pay the consultant $5,000 per month during an initial term ending September 3,1999 subject to automatic one-year terms unless either the Company or the Consultant shall have given written notice at least 30 days prior to the end of the initial or subsequent terms.


     In connection with this agreement, the Company issued to the Consultant 400,000 common stock purchase warrants. The warrants The warrants have an exercise price of $4 and are exercisable after September 3,1999. The warrants expire on March 3, 2003.