Form 10-K/A
period 1997-12-31
NUWAVE TECHNOLOGIES INC
filed 1998-04-09
CIK 1009802

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

                               ONE PASSAIC AVENUE
                           FAIRFIELD, NEW JERSEY 07004
               (Address of principal executive offices) (Zip Code)

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

The number of shares of Common Stock outstanding as of March 12, 1998: 5,601,819


Transitional Small Business Disclosure Format: Yes [ ] No [XX]

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT


         The table below is based on information obtained from the persons named below with respect to the shares of Common Stock beneficially owned, as of March 12, 1998 (except as noted below), by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer included in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group.



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
group (8 persons)

* Less than 1%.



(1) The number of shares of Common Stock beneficially owned by each person is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after March 12, 1998 through the exercise of any stock option or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The number of shares deemed outstanding includes shares outstanding as of March 12, 1998 plus any shares subject to options held by the person in question that are exercisable within 60 days after March
         12, 1998.

(3) Includes 200,000 shares that may be acquired within 60 days of March 12, 1998, upon the exercise of outstanding options.

(4) Includes 23,000 shares that may be acquired within 60 days of March 12, 1998, upon the exercise of outstanding options.

(5) Includes 8,000 shares that may be acquired within 60 days of March 12, 1998, upon the exercise of outstanding options.

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

(8) Includes 30,000 shares that may be acquired within 60 days of March 12, 1998, upon the exercise of outstanding options.

(9) Includes 30,000 shares that may be acquired within 60 days of March 12, 1998, upon the exercise of outstanding options. Also includes 2,500 shares that may be acquired within 60 days of March 12, 1998, upon the exercise of outstanding warrants held by Mr. O'Brien's wife. As to these 2,500 shares, Mr. O'Brien disclaims beneficial interest.

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


10.44* Letter Agreement, dated December 3, 1997, between NuWave Technologies, Inc. and Lippert/Heilshorn & Associates, Inc. (See Exhibit 10.44 to Annual Report on Amendment to Form 10-KSB filed with the Commission on April 2, 1998).
10.45* Option Agreement, dated December 9, 1997, between NuWave Technologies, Inc. and Lippert/Heilshorn & Associates, Inc. (See Exhibit 10.45 to Annual Report on Amendment to Form 10-KSB filed with the Commission on April 2, 1998).
10.46* First Amendment to Restated Employment Agreement, dated December 9, 1997, between NuWave Technologies, Inc. and Gerald Zarin (See Exhibit
         10.46 to Annual Report on Amendment to Form 10-KSB filed with the Commission on April 2, 1998).


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

                                      NUWAVE TECHNOLOGIES, INC.
                                       (Registrant)



Date: April 9, 1998                   By: /s/ Gerald Zarin
                                          ------------------------------------
                                          Gerald Zarin
                                          Chairman of the Board, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                         DATE

/s/ Gerald Zarin                 President, Chief Executive    April 9, 1998
----------------------------
Gerald Zarin                     Officer and Chairman of
                                 the Board (Principal
                                 Executive Officer)


/s/ Jeremiah F. O'Brien          Chief Financial Officer and   April 9, 1998
----------------------------
Jeremiah F. O'Brien              Secretary (Principal
                                 Financial Officer and
                                 Accounting Officer)


/s/ Ed Bohn                      Director                      April 9, 1998
----------------------------
Ed Bohn


/s/ Lyle Gramley                 Director                      April 9, 1998
----------------------------
Lyle Gramley


/s/ David Kwong                  Director                      April 9, 1998
----------------------------
David Kwong


/s/ Joseph A. Sarubbi            Director                      April 9, 1998
-----------------------------
Joseph A. Sarubbi

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


10.44* Letter Agreement, dated December 3, 1997, between NuWave Technologies, Inc. and Lippert/Heilshorn & Associates, Inc. (See Exhibit 10.44 to Annual Report on Amendment to Form 10-KSB filed with the Commission on April 2, 1998).

10.45* Option Agreement, dated December 9, 1997, between NuWave Technologies, Inc. and Lippert/Heilshorn & Associates, Inc. (See Exhibit 10.45 to Annual Report on Amendment to Form 10-KSB filed with the Commission on April 2, 1998).

10.46* First Amendment to Restated Employment Agreement, dated December 9, 1997, between NuWave Technologies, Inc. and Gerald Zarin (See Exhibit
         10.46 to Annual Report on Amendment to Form 10-KSB filed with the Commission on April 2, 1998).


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


         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of NUWAVE Technologies, Inc. at December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997 and the amounts for such year included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP

                                                Richard A. Eisner & Company, LLP


Florham Park, New Jersey
March 3, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of

NUWAVE Technologies, Inc.:


We have audited the accompanying statement of operations, stockholder's equity and cash flows of NUWAVE Technologies, Inc. (a development stage enterprise) for the period from July 17, 1995 (inception) to December 31, 1996 included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 1997, and for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



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


In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NUWAVE Technologies, Inc. for the period from July 17, 1995 (inception) to December 31, 1996 included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 1997, and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       /s/ Coopers & Lybrand LLP


New York, New York
March 26, 1997