Form 10-K/A
period 1997-12-31
NUWAVE TECHNOLOGIES INC
filed 1998-04-14
CIK 1009802

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

Aggregate market value of the voting stock held by non-affiliates based on the last sale price for such stock at March 12, 1998: $23,507,750

The number of shares of Common Stock outstanding as of March 12, 1998: 5,601,819


Transitional Small Business Disclosure Format: Yes [ ] No [XX]

                            NUWAVE TECHNOLOGIES, INC.
                                   FORM 10-KSB/A
                                      INDEX



GLOSSARY ........................................................................................................iv


PART I   .........................................................................................................1

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

PART II .........................................................................................................15

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

PART III ........................................................................................................33

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

27.1**   Financial Data Schedule

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

                                      NUWAVE TECHNOLOGIES, INC.
                                       (Registrant)



Date: April 14, 1997                  By: /s/ Gerald Zarin
                                          ------------------------------------
                                          Gerald Zarin
                                          Chairman of the Board, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                         DATE

/s/ Gerald Zarin                 President, Chief Executive    April 14, 1998
----------------------------
Gerald Zarin                     Officer and Chairman of
                                 the Board (Principal
                                 Executive Officer)


/s/ Jeremiah F. O'Brien          Chief Financial Officer and   April 14, 1998
----------------------------
Jeremiah F. O'Brien              Secretary (Principal
                                 Financial Officer and
                                 Accounting Officer)


/s/ Ed Bohn                      Director                      April 14, 1998
----------------------------
Ed Bohn


/s/ Lyle Gramley                 Director                      April 14, 1998
----------------------------
Lyle Gramley


/s/ David Kwong                  Director                      April 14, 1998
----------------------------
David Kwong


/s/ Joseph A. Sarubbi            Director                      April 14, 1998
-----------------------------
Joseph A. Sarubbi

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

27.1**   Financial Data Schedule

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