Form 10QSB
period 1998-03-31
NUWAVE TECHNOLOGIES INC
filed 1998-05-15
CIK 1009802

As filed with the Securities and Exchange Commission on May 15, 1998

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
   /x/          Quarterly  Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

   / /          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the transition period from _____ to _______

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes o No o

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998: 5,613,485

     Transitional Small Business Disclosure Format: Yes / / No /x/



================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1. CONDENSED FINANCIAL STATEMENTS

             Balance Sheet -  March 31, 1998 (unaudited)                    P. 3

             Statements of Operations - For the three month periods
                  ended March 31, 1997 (unaudited) and March 31, 1998 (unaudited) and for the period July 17, 1995
                  (inception) to March 31, 1998 (unaudited)                 P. 4

             Statements of Cash Flows - For the three month periods
                  ended March 31, 1997 (unaudited) and March 31, 1998 (unaudited) and for the period from July 17, 1995
                  (inception) to March 31, 1998 (unaudited).                P. 5

             Notes to Condensed Financial Statements                        P. 7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      P.10

PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS                                          P. 18

     ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                  P. 18

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                            P. 18

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        P. 18

     ITEM 5.    OTHER INFORMATION                                          P. 18

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           P. 18

SIGNATURES                                                                 P. 19

                       NUWAVE TECHNOLOGIES, INC
                   (A Development Stage Enterprise)

                             Balance Sheet

                                ASSETS

                                                                      March 31,
                                                                        1998
                                                                     (unaudited)
                                                                     ----------


           Current assets:

                 Cash and cash equivalents                        $   1,868,905


                 Inventory                                               64,524


                 Prepaid expenses and other current assets              100,513
                                                                  -------------

                         Total current assets                         2,033,942


           Property and equipment                                       113,647


           Restricted Cash                                              176,742


           Other assets                                                  82,200
                                                                   ------------

                         Total assets                              $  2,406,531
                                                                   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

           Current liabilities:

                 Accounts payable and accrued liabilities          $    294,459
                                                                   ------------
           Commitments and contingencies

           Stockholders' equity:

                 Series  A  Convertible   Preferred   Stock,
                 noncumulative,  $.01 par value;  authorized
                 400,000 shares; issued and outstanding - none


                 Preferred stock, $.01 par value; authorized
                 1,000,000 shares; issued and oustanding - none (Such preferences and rights to be designated by the Board of Directors)

                 Common  stock,  $.01 par value;  authorized
                 20,000,000  shares;  issued and outstanding
                 as of  March  31,1998 - 5,613,485                       56,135

                 Additional paid in capital                          12,137,442

                 Deficit accumulated during the development stage   (10,081,505)
                                                                    -----------

                         Total stockholders' equity                   2,112,072
                                                                    -----------

                         Total liabilties and stockholders' equity  $ 2,406,531



    The accompanying notes are an integral part of these
                   financial statements.

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                            Statements of Operations



                                                                                      Cumulative from
                                                                                        July 17, 1995
                                                   Three months      Three months        (inception)
                                                      ended             ended                to
                                                    March 31,         March 31,           March 31,
                                                       1997              1998               1998
                                                 ----------------- -----------------  ------------------
                                                   (unaudited)       (unaudited)         (unaudited)

Net Sales                                                                             $          10,275
Cost of Sales                                                                                    (4,214)
                                                                                      ------------------
                                                                                                  6,061
                                                                                      ------------------

Operating expenses:

Research and development expenses                $      (442,405)  $      (381,139)   $      (4,189,940)

General and administrative expenses                     (605,207)         (531,157)          (5,093,388)
                                                 ----------------- -----------------  ------------------

                                                      (1,047,612)         (912,296)          (9,283,328)
                                                 ----------------- -----------------  ------------------

               Loss from operations                   (1,047,612)         (912,296)          (9,277,267)
                                                 ----------------- -----------------  ------------------

Other income (expense):

               Interest income                            65,061            20,348              375,464

               Interest expense                                                                (331,542)
                                                 ----------------- -----------------  ------------------

                                                          65,061            20,348               43,922
                                                 ----------------- -----------------  ------------------

Loss before extraordinary item                          (982,551)         (891,948)          (9,233,345)

               Extraordinary item                                                              (848,160)
                                                 ----------------- -----------------  ------------------

               Net loss                          $      (982,551)  $      (891,948)   $     (10,081,505)
                                                 ================= =================  ==================

Basic and diluted loss per share:

               Weighted average number of
               common shares outstanding
                                                       5,328,111         5,487,026
                                                 ================= =================


               Basic and diluted loss per
               share                             $         (0.18)  $         (0.16)
                                                 ================= =================


        The accompanying notes are an integral part of these condensed financial statements

                  NUWAVE TECHNOLOGIES, INC.
              ( A Development Stage Enterprise)

                  Statements of Cash Flows
      Increase (decrease) in cash and cash equivalents

                                                                                              Cumulative
                                                                                                 from
                                                                                            July 17, 1995
                                                         Three Months     Three Months       (inception)
                                                           ended             ended                to
                                                         March 31,         March 31,          March 31,
                                                           1997               1998               1998
                                                       --------------   -----------------   ---------------

Cash flows from operating activities:

      Net loss                                         $   (982,551)         $(891,948)       $(10,081,505)

      Adjustments to reconcile net loss to net cash used in operating activities:

      Extraordinary item
                                                                                                   848,160

      Depreciation expense                                   10,013             11,230              73,300

      Amortization of unamortized debt discount                                                    168,778

      Amortization of deferred financing costs                                                      89,062

      Issuance of common stock for services rendered                                                20,600

      Increase in inventory                                                     (4,706)            (64,524)

      Decrease (increase) in prepaid expenses and
      other current assets                                    1,973             10,491            (100,514)

      Increase (decrease)  in accounts payable and
      accrued liabilities                                  (131,919)           140,836             294,459

      Increase in other assets                              (30,475)                               (82,200)
                                                       --------------   -----------------   ---------------

               Net cash used in operating activities     (1,132,959)          (734,097)         (8,834,385)
               -------------------------------------   --------------   -----------------   ---------------

Cash flows from investing activities:

      Purchase of property and equipment                    (20,706)           (21,407)           (186,948)
                                                       --------------   -----------------   ---------------

                Net cash used in investing activities       (20,706)           (21,407)           (186,948)
                -------------------------------------  --------------   -----------------   ---------------

Cash flows from financing activities:

      Proceeds from sales of Series A Convertible
      Preferred Stock                                                                              900,000

      Proceeds from issuance of initial bridge                                                     350,000
      units

      Proceeds from issuance of bridge units, net
      of
      exchange of initial bridge notes                                                           1,650,000

      Proceeds from IPO                                                                         11,753,010

      Proceeds from equity offering - February 6, 1998                       1,000,000           1,000,000

      Repayment of notes issued in connection with
      initial bridge notes                                                                      (2,000,000)

      Costs incurred for equity offerings                                     (136,451)         (2,485,033)

      Issuance of common stock in connection with
      exercise of stock options                               46,668            23,332             100,000

      Decrease (increase) in restricted cash                                    44,739            (176,742)

      Deferred financing costs                                                                    (201,000)
                                                       --------------   -----------------   ---------------

      Net cash provided (used in) by financing activities     46,668           931,621          10,890,237
      ---------------------------------------------------------------   -----------------   ---------------

      Net increase (decrease) in cash and cash equivalent(1,106,997)           176,117           1,868,905

Cash and cash equivalents at the beginning of the period   6,057,941         1,692,788                   -

                                                       --------------   -----------------   ---------------

      Cash and cash equivalents at the end of the period   4,950,944     $   1,868,905         $ 1,868,905
      ===============================================================   =================   ===============

Supplemental disclosure of cash flow information:

      Interest paid during the period                                                         $     73,702
                                                                                            ===============

Supplemental disclosure of non cash investing and financing activities:

Deferred financing costs incurred in connection with the
exchange of the initial bridge notes for 14 bridge                                             $   140,000
units
                                                                                            ===============

Deferred equity costs charged to additional paid
in capital in connection with the PPO                                                      $     13,400
                                                                                            ===============

Deferred financing costs charged to additional paid-in capital in
      connection with the IPO                                                                 $     25,000
                                                                                            ===============

600,000 Series A Convertible Preferred Stock converted
      into Common Stock                                                                      $       6,000
                                                                                            ===============

                       NUWAVE TECHNOLOGIES, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis Of Interim Financial Statement Preparation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 1998.


2.   Capital Transactions

     On February 6, 1998, the Company entered into a two-year agreement with an investor whereby the Company issued 253,485 shares of the Company's Common Stock for an aggregate purchase price of $1,000,000. In addition, subject to certain conditions, the agreement provides that, from time to time over the life of the agreement, the Company may issue "Puts" to the investor whereby the Company may issue for each Put and the investor shall purchase, at the Company's option, shares of the Company's Common Stock for a minimum of $250,000 and a maximum of $750,000. The total aggregate value of the Puts over the life of the agreement must be a minimum of $1,000,000 and cannot exceed $5,000,000. The purchase price of the stock will be at 88% of the 5 day average of the fair market value of the stock at the time of the Put. The following restrictions, among others, apply, beginning with the second Put: 1) there must be 20 business days between Puts;
2) the average daily trading volume in the Company's Common Stock for the 30 trading days prior to the Put date must be at least 20,000 shares; 3) The minimum bid price for the Company's Common Stock on the trading day immediately preceding the put date must be at least $2.50; and 4) unless the investor agrees otherwise, no put can be made which causes the investor to own more than 9.9% of the Company's then outstanding stock.

     In connection with the agreement, the Company issued to the investor warrants (the "warrants") to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $6.41 per share and an additional warrant (the "supplemental warrant") to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $4.93 per share. The warrants may be exercised at any time beginning August 6, 1998 and ending three years thereafter. The supplemental warrant may be exercised at any time beginning April 22, 1998 and ending 5 years thereafter.

         On March 3, 1998, the Company entered into a consulting agreement with an organization (the "Consultant") whereby the Consultant will perform consulting services relating to corporate finance and other financial services matters. As compensation for such services, the Company shall pay the consultant $5,000 per month during an initial term ending September 3, 1999 subject to automatic one-year terms unless either the Company or the Consultant shall have given written notice at least 30 days prior to the end of the initial or subsequent terms.

         In connection with this agreement, the Company issued to the Consultant 400,000 common stock purchase warrants. The warrants have an exercise price of $4 and are exercisable after September 3, 1999. The warrants expire on March 3, 2003.

         On March 19, 1998, a director exercised options with respect to 11,666 shares of common stock at $2.00 per share.


3.   Subsequent Events

     As of May 11, 1998 the Company entered into an agreement with the Consultant (see Note 2 above) whereby the Consultant will act as the Company's Placement Agent in a private placement (the "Offering") of Common Stock and Warrants to purchase Common Stock. Pursuant to the agreement the Company will raise a minimum of $2,500,000 and a maximum of $7,000,000 through the sale of not less than 25 and not more than 70 Units (the "Units"). Each Unit consists of
(I) a number of shares of Common Stock of the Company determined by dividing the purchase price per Unit of $100,000 (the "Offering Price") by, for the initial closing of the Offering, $2.59, and, for each subsequent closing, the lesser of
(x) $3.20 and (y) 80% of the "Average Closing Bid Price" which shall be the average closing bid price for the Common Stock for the eight consecutive trading days immediately preceding the date of a closing ( a "Closing Date") of the Offering, and (II) Class A Redeemable Warrants (the "Warrants") to purchase 75% of such number of Common Stock of the Company. The Company at its discretion may reject any subscriptions for Units.

     Each Warrant entitles the holder thereof to purchase one share of Common Stock (the "Warrant Share") at an exercise price per share of $3.24, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time commencing from the date of the final closing of the Offering and expiring on May 11, 2003. The Warrants are subject to redemption by the Company at $.01 per Warrant after 12 months from the effective date of a registration statement covering the Warrants on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Warrants for a period of thirty consecutive days ending on the day prior to the day on which the Company gives notice of redemption. The Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption.

     The actual number of securities underlying the Units will be determined by the number of Units sold in the initial closing and the number of Units sold and the Average Closing Bid Price at subsequent closings. The Company will be required to file a registration statement relating to the resale of the shares of Common Stock, the Warrants and the Warrant Shares underlying the Units under the Securities Act of 1933, as amended (the "Securities Act"), upon demand, after six months following the final closing of the Offering and to keep the registration statement covering such resale effective until the expiration of the Warrants.

         The Consultant will receive, for acting as placement agent, a commission of 10% of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance and reimbursement of other costs, including legal expenses relating to the Offering, subject to appropriate documentation. In addition, the Consultant will receive as part of its compensation, warrants (the "Placement Agent Warrants") to purchase 25% of the units sold in the Offering, exercisable until May 11, 2003, at a price per Unit equal to the Offering Price per Unit of $100,000.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Forward Looking Statements

     This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under "General," "Marketing and Sales," "Research and Development," "Manufacturing," "Liquidity and Capital Resources," and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital when required, and the risk factors detailed from time to time in the Company's annual report on Form 10-KSB and other materials filed with the Securities and Exchange Commission ("SEC").

         All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


General

     The Company, a development stage enterprise organized in July 1995, was formed to develop, manufacture and market products which improve picture quality image in set top boxes, televisions, VCR's, Digital Video Disk Players ("DVD's"), camcorders and other video devices by enhancing and manipulating video signals, and to facilitate the production of sophisticated consumer and professional videos. In July 1996 the Company completed an initial public offering ("IPO") of its common stock and warrants from which it received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. On February 11, 1998, the Company received net proceeds of approximately $915,000 from the issuance of 253,485 shares of its Common Stock to an investor. The Company also issued warrants to purchase up to 100,000 shares of its Common Stock to such investor. In addition the Company may issue "Puts" to the investor over a two year period whereby the investor will purchase a minimum of $1,000,000 up to an maximum of $5,000,000 of the Company's Common Stock (valued at 88% of the market value thereof) if certain pre-conditions are met.

     At the time of the IPO, the Company had produced and tested fully operational working prototypes of the principal products currently being developed by the Company, such as the AVP, the Magic Card, the NUWAVE Dual TBC and the NUWAVE Ministudio (the "Initial Products"). Subsequent to the IPO, the Company established the Advanced Engineering Group to support the continuing development of its products and related technology, and the identification of additional sources of new technology. The Advanced Engineering Group is made up of the Company's own employees and third party consultants who work with the Company on a project by project basis. The Advanced Engineering Group operates under the direction of the Vice President-Marketing/Technical Development. The Company has used its Advanced Engineering Group to create the NUWAVE Video Processor (the "NVP"), to develop a significant amount of the software included in each of its products and to develop new circuitry to allow certain of the products to be produced as Application Specific Integrated Circuits ("ASICs"). The Advanced Engineering Group also developed a separate proprietary software product ("Softsets") for the NVP and certain of the enhancements to it. Utilizing this technology, the Company has developed the ProWave NVP 2.2 that is currently available as a stand-alone unit or a PC board with software. The Advanced Engineering Group is currently developing a commercial video retail product also utilizing the NVP technology (the "retail version"). During the first half of 1997, the Company began marketing the NVP and Softsets as well as the NVP 2.2 as a stand-alone unit and as a PC board with software. In September, 1997 the Company began selling limited quantities of the NVP 2.2 (primarily to representatives for demonstration purposes).

     The Company intends to produce the NVP in the form of an ASIC chip in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying ASIC chips in anticipation of applications required by customers in the future. In this regard, the Company contracted with Adaptive Micro-Wave, Inc. ("Adaptive"), an engineering firm specializing in engineering product management, to provide necessary technical support and manage this process under the Company's direction. The Company also contracted with The Engineering Consortium ("TEC"), a specialized design engineering group, to complete the work necessary to convert the Company's current NVP PC board design to ASIC specifications and contracted with Zentrum Mikroelectronik Dresden GmbH ("ZMD"), a fabricator and manufacturer of integrated circuits, for production of the ASIC. The Company anticipates the ASIC will be in production during the second half of 1998 and recently entered into a multi-year supply agreement with Thomson Consumer Electronics ("Thomson") for the purchase of the NVP ASIC chip.

     The Company has significantly scaled back its research and development, and marketing and related activities with respect to all other existing or proposed products in order to concentrate its resources on the continued development and marketing of its Softsets and NVP products (i.e., ASIC chip for the original equipment manufacturer ("OEM") market, the NVP 2.2 in the stand alone unit and PC board version for the professional video market and the consumer video retail version). The Company believes this product strategy will allow it to take full advantage of the growth opportunity presented by the converging PC, television, HDTV and telecommunication markets, which the Company believes to be quite significant. The Company anticipates this strategy will also allow it to conserve its resources and at the same time maximize the benefits to be derived from introducing these products into these converging and expanding markets.

     As of March 31, 1998, the Company had accumulated a deficit during the development stage of $10,081,505 which includes a net loss for the quarter ended March 31, 1998 of $891,948. The loss for the quarter included $531,157 in selling, general and administrative expenses, representing an decrease of $74,050 compared to the quarter ended March 31, 1997. Such decrease was primarily a reduction in sales and marketing expenditures of $155,738 discussed more fully below and a $70,000 decrease in the payments made to Prime Technologies, Inc. pursuant to the Exclusive Agency Agreement (see Liquidity and Capital Resources below). Such decreases were partially offset by increases in professional and legal services costs ($118,710), insurance costs ($9,243), investor relations costs ($16,083) and other ($7,651). Although the Company anticipates deriving some revenue from the sale of its proprietary software (Softsets) and the NVP products within the next 12 months, no assurance can be given that these products will be successfully marketed during such period. Even if revenues are produced from the sale of such products, the Company expects to continue to incur losses for at least the next 12 months. See "Liquidity and Capital Resources."

Marketing and Sales

         During 1997, the Company had contracted with a professional marketing communications firm to assist in the development and implementation of a program to develop market awareness and commercialization of its products. This program included development of Company and product brochures and press kits, product specification sheets, development of a Company booth for use at trade shows, attendance at key trade shows, mailers, the production of corporate videos for use at sales presentations, development of and placement of advertisements in key industry journals, etc. The developmental costs relating to these programs was substantially incurred during 1997 and as a result such expenditures for the first quarter of 1998 were reduced by approximately $161,000 compared to the first quarter of 1997. During 1997, the Company began sales presentations of the NVP and Softsets to prospective OEM customers (i.e., original equipment manufacturers of set top boxes, televisions, multimedia computers and teleconferencing equipment). Although the Company is unable to predict whether its marketing efforts will be successful, it believes that the products have been well received. The Company anticipates the ASIC will be in production during the second half of 1998 and as indicated above recently entered into a multi-year supply agreement with Thomson for the purchase of the NVP ASIC chip. Several other potential customers have signed Confidentiality/Non Disclosure agreements with NUWAVE allowing them to expand their review and examination of NUWAVE's exclusive video enhancement technology.

     In April 1997, the Company formed its ProWave Division for sales and marketing of the NVP 2.2 and related products to the professional video market (e.g., medical imaging and security surveillance systems). In September 1997, the Company began selling limited quantities (primarily for demonstration purposes) of its first commercial product, the NVP 2.2. In November 1997, the Company contracted with The LACOM Group to help the Company activate a national "rep" and dealer sales network to support the launch of this Division. Through March 31, 1998 eight organizations had signed contracts to represent the Company's ProWave Division. Management anticipates adding several additional rep organizations over the next two months and expects to have their product and sales training along with the necessary sales and marketing programs and materials in place by the end of the second quarter of 1998. During the last quarter of 1997, the Company began its premarketing efforts with regard to the retail market by introducing a prototype of its stand-alone consumer product to selected retail chains.

         The Company is currently developing a retail product for those Consumers that have a TV and do not have a NUWAVE enabled product but want to improve the picture quality of their home viewing. This product will be marketed by the Company's CWave Division.

     During 1997 the Company contracted with professional sales consultants to establish the development of the Company's sales organization managed by the Vice President of Sales. In this regard, the Company has contracted with Competitive Technologies, Inc. ("CTI") to assist it in the development of NUWAVE's OEM business. CTI, for over twenty six years, has been in the business of taking R&D and technology companies and introducing them to the major companies specializing in their respective markets. The Company also has contracts with several individuals and organizations that will act in a commissioned sales representation capacity regarding the Company's products. During the quarter ended March 31, 1998 the Company's sales and marketing costs included $12,470 for professional sales and marketing consultants compared to $105,382 for the quarter ended March 31, 1997 and $15,669 for advertising and public relations compared to $85,509 for the quarter ended March 31, 1997. The Company is continually reviewing its needs with a view to maximizing efficiency while conserving its resources.

Research and Development

     Research and development activity with respect to the Company's Initial Products was carried out by Rave Engineering Corporation ("Rave") prior to July 21, 1995, the date upon which the Company and Rave entered into the License Agreement and the Development Agreement. The technology on which the Company's Initial Products is based was originated by Rave prior to the Company's organization and is licensed to the Company by Rave pursuant to the License Agreement. Pursuant to the Development Agreement the Company has utilized Rave to continue the development of the Initial Products. Rave's role in the development of these products is substantially completed.

     The Development Agreement terminates on October 2, 1998 unless the parties agree to additional services to be performed by Rave and related compensation. Because (i) the development of the Initial Products has been substantially completed, (ii) the Company has increased its ability to take advantage of the expertise of its Advanced Engineering Group, and (iii) it has determined to devote substantially all of its resources to its Softsets and the NVP products, the Company believes that in the event the Development Agreement is not extended, there would not be a materially adverse effect on its operations or ability to develop new technology.

         The Company's Advanced Engineering Group utilizes the services of third party contractors in connection with its research and development activities. The Company intends to continue to use outside consultants to assure exposure to new ideas and technology and its Advanced Engineering Group to direct, supervise and coordinate such efforts. The Company has used its Advanced Engineering Group to create the NVP, to develop a significant amount of the software included in each of its products and to develop new circuitry to allow certain of the products to be produced as ASICs. In April 1997, it contracted with Adaptive to assist in the ASIC development process. In November of 1997 the Company contracted with TEC to complete the ASIC design in coordination with Adaptive under the supervision of the Company's Vice President of Marketing/Technical Development. The Advanced Engineering Group also developed Softsets and certain of the enhancements to the NVP. The Company intends to use members of the Advanced Engineering Group to assist it with the continued development of the NVP in its OEM and retail versions but otherwise significantly reduce its research and development activities for the Initial Products.

         From July 17, 1995 through March 31, 1998, the Company incurred expenses of $4,189,940 on research and development, of which approximately 71% was paid to Rave pursuant to the Development Agreement. During the next 12 months, the Company intends to spend approximately $1,500,000 on research and development and in support of the commercialization of its products. Of that amount the Company estimates that approximately 34% will be paid to Rave pursuant to the Development Agreement and approximately 66% will be spent by the Company's Advanced Engineering Group for software development, ASIC chip development, and supervising and directing production engineering undertaken by third parties and on internal research and development. In the event the Company is able to generate sufficient revenues from sales of its Softsets and NVP products during such 12-month period, it anticipates it will increase its expenditures on research and development and the identification of new sources of technology.

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


Liquidity and Capital Resources

     From its inception until the IPO, the Company relied for all of its funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of its debt and equity securities (the "Private Financings"). In July 1996, the Company completed its IPO and received net proceeds of $9,538,428. The Company used $2,073,652 of the net proceeds of the IPO to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings. On February 11, 1998, the Company received net proceeds of approximately $915,000 from the sale of 253,485 shares of common stock pursuant to an agreement with ProFutures Special equities Fund, L.P. ("ProFutures") dated February 6, 1998. The agreement provides up to $5,000,000 in additional equity funding under certain terms and conditions (see
Note 2 to Notes to Financial Statements - "Capital Transactions"). Under the terms of the agreement, since the registration statement filed on Form S-3 on April 14, 1998 became effective, the Company has the right to draw up to $5,000,000 in cash (in exchange for shares of Common Stock at a 12% discount to market) at any time through April 14, 2000. The decision to make draws, and the timing and amount of such draws are solely at the Company's discretion, subject to certain conditions; however the Company is required to draw a minimum of $1,000,000 by April 14, 2000.

     On May 11, 1998 the Company entered into an agreement with the Consultant (see Note 3 to Notes to Financial Statements -"Subsequent Events") whereby the Consultant will act as the Company's Placement Agent in a private placement of Common Stock and Warrants. Pursuant to the agreement the Company will raise a minimum of $2,500,000 and a maximum of $7,000,000 through the sale of not less than 25 and not more than 70 Units (the "Units"). Each Unit consists of (I) a number of shares of Common Stock of the Company determined by dividing the purchase price per unit of $100,000 (the "Offering Price") by, for the initial closing of the Offering, $2.59, and, for each subsequent closing, the lesser of
(x) $3.20 and (y) 80% of the "Average Closing Bid Price" which shall be the average closing bid price for the Common Stock for the eight consecutive trading days immediately preceding the date of a closing ( a "Closing Date") of the Offering, and (II) Class A Redeemable Warrants (the "Warrants") to purchase 75% of such number of shares of Common Stock of the Company. (see Note 3 to Notes to Financial Statements - "Subsequent Events").

         Pursuant to the terms of the License Agreement and the Development Agreement, the Company is paying Rave minimum aggregate royalties to maintain the exclusivity under the license agreement and development fees of $65,000 per month for the term of the License Agreement. The License Agreement also provides for additional payments of $60,000 per year through July 22, 1998 to be made to Rave for consulting services to be rendered to the Company. The Development Agreement also provides for Rave to receive additional payments under certain conditions aggregating $850,000 to purchase or lease equipment for use in developing the products and technology covered by the License Agreement (the "Licensed Products and Technology"). The payments were originally to be made in monthly installments not to exceed $23,611 with a lump sum payment of $283,336 due in March 1998, if certain conditions were met. In this regard, on April 22, 1997, the Company deposited $300,000 into a certificate of deposit. The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit opened by the Company to guarantee monthly equipment lease payments (not to exceed $23,611 per month) to be made by the Company on behalf of Rave pursuant to the Development Agreement. The balance of the standby letter of credit will be reduced by any payments made and any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit. Through March 31, 1998, the Company had made payments of $431,396 against  the  $850,000  of  equipment  purchases  and at that date had  $176,742 pledged as collateral to guarantee the monthly equipment lease payments. Expenditures of the remaining $241,862 of the $850,000 will depend on finalizing mutually agreed plans for the development of additional products for evaluation by the Company during the remaining term of the Development Agreement.

     The technology on which the Initial Products is based has been licensed from Rave pursuant to the License Agreement. Pursuant to the terms of the License Agreement, the Company is obligated to pay Rave royalties ("Royalties") of (i) 2 1/2% of net sales of products utilizing Rave's technology ("Sales Royalties"), and (ii) 25% of any sublicensing fees received by the Company from sublicenses of the Licensed Products and Technology. Payments of Sales Royalties will commence upon the earlier of (i) accumulated net sales of the Licensed Products and Technology sold by the Company or its future affiliates reaching an aggregate of $50,000,000, or (ii) the Company's aggregate net profits from sales of the Licensed Products and Technology equaling $5,000,000.

     Pursuant to the terms of an Exclusive Agency Agreement ("the "Agency Agreement") dated as of July 21, 1995 between the Company and Prime Technology, Inc. ("Prime"), Prime will receive 35% of net sublicensing fees received by the Company with respect to the first $50,000,000 of aggregate net sales made by the Company's sublicensees, after subtracting the payments to Rave and licensing expenses, and thereafter 45%. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 has been paid in accordance with the terms of the Agency Agreement, (ii) $400,000 is payable out of the Company's first sublicensing fees, and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000. The Agency Agreement only pertains to the Licensed Products and Technology covered by the License Agreement with Rave.

         The Company has determined to concentrate its resources and product strategy on the sale of its Softsets and NVP products and therefore the Company anticipates that its available cash will be sufficient to satisfy its contemplated cash requirements for at least through the remainder of 1998.

Plan of Operation

         The Company's plan of operation over the next 12 months focuses primarily on the final phase of the development of its ASIC chip, marketing and sales of its Softsets and NVP products in the OEM, professional video and retail markets and the continued effort necessary to support the sales and marketing of these products.

         The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the estimated cash requirements of the Company for the next 12 months from the date of this document. In the event of unanticipated expenses, delays or other problems the Company might be required to either utilize the equity financing available under the terms of its agreement with ProFutures (see Note 2 to Notes to Financial Statements - "Capital Transactions") or to seek additional funding elsewhere. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of Softsets and the NVP products, it may require resources greater than its available cash or than are otherwise available to the Company. In such event the Company may be required to raise additional capital. There can be no assurance that such additional capital will be available to the Company if needed, on commercially reasonable terms or at all.

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27.    Financial data schedule

         (b)     Reports of Form 8-K

                 During the quarter ended March 31, 1998, a current report on Form 8-K with respect to Items 4 & 5 therein was filed with the Securities and Exchange Commission on February 18, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on May 15, 1998.

                                     NUWAVE TECHNOLOGIES, INC.
                                              (Registrant)


DATE:  May 15, 1998         By:      /s/ Gerald Zarin
                                    --------------------------------------
                                    Gerald Zarin
                                    Chief Executive Officer and Chairman of
                                    the Board


DATE:  May 15, 1998         By:      /s/ Jeremiah F. O'Brien
                                    --------------------------------------
                                    Jeremiah F. O'Brien
                                    Chief Financial Officer
                                    (Principal Financial Officer)