Form 10QSB/A
period 1998-03-31
NUWAVE TECHNOLOGIES INC
filed 1998-05-21
CIK 1009802

As filed with the Securities and Exchange Commission on May 21, 1998


================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                                   FORM 10-QSB/A

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


     In connection with the agreement, the Company issued to the investor warrants (the "warrants") to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $6.41 per share and an additional warrant (the "supplemental warrant") to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $3.95 per share. The warrants may be exercised at any time beginning August 6, 1998 and ending three years thereafter. The supplemental warrant may be exercised at any time beginning April 22, 1998 and ending 5 years thereafter.

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


     At the time of the IPO, the Company had produced and tested fully operational working prototypes of products then being developed by the Company, such as the AVP, the Magic Card, the NUWAVE Dual TBC and the NUWAVE Ministudio (the "Initial Products"). Subsequent to the IPO, the Company established the Advanced Engineering Group to support the continuing development of its products and related technology, and the identification of additional sources of new technology. The Advanced Engineering Group is made up of the Company's own employees and third party consultants who work with the Company on a project by project basis. The Advanced Engineering Group operates under the direction of the Vice President-Marketing/Technical Development. The Company has used its Advanced Engineering Group to create the NUWAVE Video Processor (the "NVP"), to develop a significant amount of the software included in each of its products and to develop new circuitry to allow certain of the products to be produced as Application Specific Integrated Circuits ("ASICs"). The Advanced Engineering Group also developed a separate proprietary software product ("Softsets") for the NVP and certain of the enhancements to it. Utilizing this technology, the Company has developed the ProWave NVP 2.2 that is currently available as a stand-alone unit or a PC board with software. The Advanced Engineering Group is currently developing a commercial video retail product also utilizing the NVP technology (the "retail version"). During the first half of 1997, the Company began marketing the NVP and Softsets as well as the NVP 2.2 as a stand-alone unit and as a PC board with software. In September, 1997 the Company began selling limited quantities of the NVP 2.2 (primarily to representatives for demonstration purposes).


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

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on May 21, 1998.


                                     NUWAVE TECHNOLOGIES, INC.
                                              (Registrant)



DATE:  May 21, 1998         By:      /s/ Gerald Zarin
                                    --------------------------------------
                                    Gerald Zarin
                                    Chief Executive Officer and Chairman of
                                    the Board


DATE:  May 21, 1998         By:      /s/ Jeremiah F. O'Brien
                                    --------------------------------------
                                    Jeremiah F. O'Brien
                                    Chief Financial Officer
                                    (Principal Financial Officer)