Form 10QSB
period 1998-06-30
NUWAVE TECHNOLOGIES INC
filed 1998-08-14
CIK 1009802

As filed with Securities and Exchange Commission on August 14, 1998

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
   [x]             Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 1998
                                         or

   [ ]            Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


          For the transition period from _______________ to _____________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1998: 8,358,515
                                       ---------

         Transitional Small Business Disclosure Format:    Yes [ ]    No [x]


================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1.   CONDENSED FINANCIAL STATEMENTS

               Balance Sheet -   June 30, 1998 (unaudited)                 P. 3

               Statements of  Operations - For the three and six month
                   periods  ended June 30, 1997  (unaudited)  and June
                   30,  1998  (unaudited)  and for the period July 17,
                   1995 (inception) to June 30, 1998 (unaudited)           P. 4

               Statements of Cash  Flows - For the three and six month
                   periods  ended June 30, 1997  (unaudited)  and June
                   30, 1998  (unaudited)  and for the period from July
                   17, 1995 (inception) to June 30, 1998  (unaudited).     P. 5

               Notes to Condensed Financial Statements                     P. 7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION                                                P. 10

PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                           P. 19

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                   P. 19

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             P. 20

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         P. 20

     ITEM 5.   OTHER INFORMATION                                           P. 21

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            P. 21

SIGNATURES                                                                 P. 22

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)


                                 Balance Sheet

                                     ASSETS


                                                                        June 30,
                                                                          1998
                                                                        --------
                                                                     (unaudited)

Current assets:

     Cash and cash equivalents                                     $ 6,832,277

     Inventory                                                          62,469

     Prepaid expenses and other current assets                         265,350
                                                                   -----------
                        Total current assets                         7,160,096

     Property and equipment                                            120,850

     Restricted Cash                                                   143,187

     Other assets                                                       95,077
                                                                   -----------
                         Total assets                              $ 7,519,210
                                                                   ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


     Current liabilities:

          Accounts payable and accrued liabilities                 $   425,920
                                                                   -----------
                         Total liabilities                             425,920
                                                                   -----------

Commitments and contingencies

Stockholders'equity:

     Series A Convertible Preferred Stock, noncumulative,
     $.01 par value; authorized 400,000 shares; issued and outstanding - none

     Preferred stock, $.01 par value; authorized $1,000,000 shares; issued and outstanding - none (Such preferences and rights to be designated by the Board of Directors)

     Common stock, $.01 par value; authorized 20,000,000 shares;
     as of June 30, 1998; issued and outstanding 8,358,515 shares.      83,585

     Additional paid in capital                                     18,232,759

     Deficit accumulated during the development stage              (11,223,054)
                                                                   ------------
                     Total stockholders' equity                      7,093,290
                                                                   ------------
                     Total liabilities and stockholders' equity    $ 7,519,210
                                                                   ===========


The accompanying notes are an integral part of these condensed financial statements.



                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)


                            Statements of Operations
                                                                                                               Cumulative from
                                                                                                                July 17, 1995
                                     Three Months        Three Months        Six Months      Six Months           (inception)
                                        ended               ended              ended           ended                  to
                                       June 30,            June 30,           June 30,        June 30,             June 30,
                                         1997                1998               1997            1998                 1998
                                     ------------        ------------        ----------      ----------         ----------------
                                     (unaudited)          (unaudited)        (unaudited)     (unaudited)          (unaudited)

Net Sales                                                                                                     $        10,275
Cost of Sales                                                                                                          (4,214)
                                     ------------        ------------        -----------     ----------         ----------------
                                                                                                                        6,061
                                     ------------        ------------        -----------     ----------         ----------------

Operating expenses:

Research and development expenses  $   (577,363)        $  (476,098)        $  (932,768)    $ (857,237)             (4,666,037)

General and administrative expenses    (598,847)           (709,439)         (1,291,054)    (1,240,596)             (5,802,827)
                                     ------------        ------------        -----------    ------------        ----------------
                                     (1,176,210)         (1,185,537)         (2,223,822)    (2,097,833)            (10,468,864)
                                     ------------        ------------        ------------   ------------        ----------------
          Loss from operations       (1,176,210)         (1,185,537)         (2,223,822)    (2,097,833)            (10,468,803)
                                     ------------        ------------        ------------   ------------        ----------------
Other income (expense):

          Interest income                52,552              43,987             117,613         64,335                 419,451

          Interest expense                                                                                           (331,542)
                                     ------------        ------------        ------------   ------------        ----------------
                                         52,552              43,987             117,613         64,335                  87,909
                                     ------------        ------------        ------------   ------------        ----------------

Net loss before extraordinary item   (1,123,658)         (1,141,550)         (2,106,209)    (2,033,498)            (10,374,894)

          Extraordinary item                                                                                          (848,160)
                                     ------------        ------------        ------------   ------------        ----------------

          Net loss                  $(1,123,658)        $(1,141,550)        $(2,106,209)   $(2,033,498)        $   (11,223,054)
                                     ============        ============        ===========    ============        ================

Basic and diluted loss per share:

      Weighted average number of
      common shares outstanding       5,348,334           6,818,182           5,338,278      6,156,281
                                     ============        ============        ===========    ============

      Basic and diluted loss
      per share                     $     (0.21)        $     (0.17)        $     (0.39)   $     (0.33)
                                     ============        ============        ===========    ============


    The accompanying notes are an integral part of these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents

                                                                                                                  Cumulative
                                                                                                                     from
                                                                                                                July 17, 1995
                                     Three Months        Three Months        Six Months      Six Months           (inception)
                                        ended               ended              ended           ended                  to
                                       June 30,            June 30,           June 30,        June 30,             June 30
                                         1997                1998               1997            1998                 1998
                                     ------------        ------------        ----------      ----------         ----------------
                                     (unaudited)          (unaudited)        (unaudited)     (unaudited)          (unaudited)

Cash flows from operating activities:

     Net loss                        $ (1,123,658)       $ (1,141,549)       $ (2,106,209)   $ (2,033,497)      $ (11,223,054)

     Adjustments to reconcile net
     loss to net cash used in
     operating activities:

     Extraordinary item                                                                                               848,160

     Depreciation expense                  13,630              13,279              23,643          24,509              86,579

     Amortization of unamortized
     debt discount                                                                                                    168,778

     Amortization of deferred
     financing costs                                                                                                   89,062

     Issuance of common stock
     for services rendered                                                                                             20,600

     Increase (decrease) in inventory                            2,055                              (2,651)           (62,469)

     Increase in prepaid expenses
     and other current assets            (107,286)            (164,836)          (105,313)        (154,345)          (265,350)

     Increase (decrease) in accounts
     payable and accrued liabilities       (5,749)             131,461           (137,668)         272,297            425,920

     Increase (decrease) in other
     assets                                12,266              (12,877)           (18,209)         (12,877)           (95,077)
                                      ------------           ----------          ---------        ---------           --------

          Net cash used in
          operating activities         (1,210,797)          (1,172,467)        (2,343,756)      (1,906,564)        (10,006,852)
                                      ============          ===========        ===========      ===========        ============

Cash flows from investing
activities:

     Purchase of property and
     equipment                            (45,367)             (20,481)           (66,073)         (41,888)           (207,429)
                                      ============          ===========        ===========      ===========        ============

          Net cash used in
          investing activities            (45,367)             (20,481)           (66,073)         (41,888)           (207,429)
                                      ============          ===========        ===========      ===========        ============

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

The accompanying notes are an integral part of these condensed financial statements



                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents

                                                                                                                  Cumulative
                                                                                                                     from
                                                                                                                July 17, 1995
                                     Three Months        Three Months        Six Months      Six Months           (inception)
                                        ended               ended              ended           ended                  to
                                       June 30,            June 30,           June 30,        June 30,             June 30
                                         1997                1998               1997            1998                 1998
                                     ------------        ------------        ----------      ----------         ----------------
                                     (unaudited)          (unaudited)        (unaudited)     (unaudited)          (unaudited)

     Proceeds from IPO                                                                                             11,753,010

     Proceeds from equity offering
     - February 6, 1998                                                                       1,000,000             1,000,000

     Proceeds from Janssen Myers
     equity offering May & June 1998                      7,280,546                           7,280,546             7,280,546

     Repayment of notes issued in
     connection with initial bridge
     notes                                                                                                         (2,000,000)

     Costs incurred for equity
     offerings                                           (1,157,780)                         (1,294,230)           (3,642,812)

     Issuance of common stock in
     connection with exercise of
     stock options                                                                46,668         23,332               100,000

     (Increase) decrease in
     restricted cash                  (278,001)              33,554             (278,001)        78,294              (143,187)

     Deferred financing costs                                                                                        (201,000)
                                    -----------          ----------           -----------    -----------             ---------
     Net cash provided (used
     in) by financing activities      (278,001)           6,156,320            (231,333)      7,087,942            17,046,557
                                    -----------          ----------           -----------    -----------             ---------
     Net increase (decrease)
     in cash and cash equivalents   (1,534,165)           4,963,372          (2,641,162)      5,139,489             6,832,277

Cash and cash equivalents at the
beginning of the period              4,950,944            1,868,905           6,057,941       1,692,788                 -
                                    -----------          ----------           -----------    -----------             ---------

     Cash and cash equivalents at
     the end of the period          $3,416,779           $6,832,277          $3,416,779      $6,832,277            $6,832,277
                                    ===========          ==========          ==========      ==========            ==========

Supplemental disclosure of cash
flow information:

     Interest paid during the
     period                                                                                                        $   73,702
                                                                                                                   ==========

Supplemental disclosure of non
     cash investing and financing
     activities:

Deferred financing costs incurred
in connection with the exchange of
the initial bridge notes for 14
bridge units                                                                                                       $  140,000
                                                                                                                   ==========

Deferred equity costs charged
     to additional paid in capital
     in connection with the PPO                                                                                    $   13,400
                                                                                                                   ==========
Deferred financing costs charged
     to additional paid-in capital in
     connection with the IPO                                                                                       $   25,000
                                                                                                                   ==========



600,000 Series A Convertible
     Preferred Stock converted
     into Common Stock                                                                                             $    6,000
                                                                                                                   ==========
The accompanying notes are an integral part of these condensed financial statements.


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


2. Capital Transactions

         On February 6, 1998, the Company entered into a two-year agreement with an investor whereby the Company issued 253,485 shares of the Company's common stock, par value $.01 per share ("Common Stock"), for an aggregate purchase price of $1,000,000. In addition, subject to certain conditions, the agreement provides that, from time to time over the life of the agreement the Company shall issue "Puts" to the investor whereby the Company may issue for each Put and the investor may purchase, at the Company's option, shares of the Company's Common Stock for a minimum of $250,000 and a maximum of $750,000. The total aggregate value of the Puts over the life of the agreement must be a minimum of $1,000,000 and cannot exceed $5,000,000. The purchase price of the stock will be at 88% of the fair market value of the stock at the time of the Put. The following restrictions, among others, apply beginning with the second Put: 1) there must be 20 business days between Puts; 2) the average daily trading volume in the Company's Common Stock for the 30 trading days prior to the Put date must be at least 20,000 shares; 3) The minimum bid price for the Company's Common Stock on the trading day immediately preceding the Put date must be at least $2.50; and 4) unless the investor agrees otherwise, no Put can be made which causes the investor to own more than 9.9% of the Company's then outstanding Common Stock.

         In connection with the agreement the Company issued to the investor warrants to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $6.41 per share and an additional warrant (the "supplemental warrant") to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $3.95 per share. The warrants may be exercised at any time beginning August 6, 1998 and ending 3 years

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development stage Enterprise)
            NOTES TO CONDENSED FINANCIAL STATEMENTS ---- (Continued)

thereafter. The supplemental warrant may be exercised at any time beginning April 19, 1998 and ending 5 years thereafter.

         On March 3, 1998, the Company entered into a consulting agreement with an organization (the "Consultant") whereby the Consultant will perform consulting services relating to corporate finance and other financial services matters. As compensation for such services, the Company shall pay the consultant $5,000 per month during an initial term ending September 3, 1999 subject to automatic one-year term extensions unless either the Company or the Consultant shall have given written notice at least 30 days prior to the end of the initial or subsequent terms.

         In connection with this agreement, the Company issued to the Consultant 400,000 common stock purchase warrants. The warrants have an exercise price of $4 and are exercisable after September 3, 1999. The warrants expire on March 3, 2003.

         On May 11, 1998 the Company entered into a placement agency agreement with the Consultant to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the "Securities Act") 2,745,030 shares of the Company's Common Stock and 2,058,801 Class A Redeemable Warrants ("Warrant") between May 19, 1998 and June 6, 1998, pursuant to six closings, for an aggregate purchase price of $7,280,546. See Part II, Item 2, (changes in securities) for a more detailed description of the private placement. Each Warrant entitles the holder thereof to purchase one share of common stock at an exercise price per share of $3.24, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time commencing from June 6, 1998 and expiring on May 11, 2003. The Warrants are subject to redemption by the Company at $.01 per warrant after 12 months on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Warrants for a period of thirty consecutive days ending on the day prior to the day on which the Company gives notice of redemption. The Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption.

         The Consultant received for acting as placement agent, a commission of 10% ($728,055) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($218,416) and reimbursement of other costs, including legal expenses relating to the offering ($77,171). In addition, the Consultant received as part of its compensation, warrants exercisable until May 11, 2003, to purchase up to (i) 688,084 shares of the Company's Common Stock at a price per share ranging from $2.55 to $3.06 and (ii) 516,068 warrants (the "Placement Agent Warrant for Warrant") to purchase up to 516,068 shares of the Company's Common Stock at a price per share of $3.24.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development stage Enterprise)
            NOTES TO CONDENSED FINANCIAL STATEMENTS ---- (Continued)

         As a result of the above capital transactions and in accordance with the provisions of that certain Warrant Agreement dated as of July 3, 1996 ( the "Public Warrant Agreement"), between the Company, Rickel & Associates, Inc. and American Stock Transfer & Trust Company, adjustments have been made to the exercise price (the "Public Warrant Price") for the warrants issued pursuant to such Warrant Agreement ( the "Public Warrants") and to the number of shares of Common Stock issuable on exercise of the Public Warrants. The Public Warrant Price has been reduced from $5.50 to $4.15. In addition, for every share of Common Stock the Public Warrant holders were entitled to prior to the dilutive transactions (2,530,000 shares), the Public Warrant holders are now entitled to
1.325 shares of Common stock ( 3,352,250 shares). Also, pursuant to the Public Warrant Agreement, the Company can redeem the Public Warrants in the event that the average closing price of the Company's Common Stock is at least 150% of the then current Public Warrant Price for a period of 20 consecutive trading days: consequently, the average closing price now required is $6.225 versus the original price of $8.25.

          Also, as a result of the above capital transactions and in accordance with the provisions of that certain Private Securities Subscription Agreement, dated as of February 6, 1998, between Profutures Special Equities Fund, L.P. and the Company, adjustments have been made to the exercise prices and to the number of shares of Common Stock issuable on exercise of each of two warrants that were issued pursuant thereto. One warrant (the "Profutures Warrant") had an initial exercise price of $6.41 per share (the "Profutures Warrant Price") for up to 50,000 shares of Common Stock; the other warrant (the "Supplemental Profutures Warrant") had an exercise price of $3.95 per share (the "Supplemental Profutures Warrant Price") for up to 50,000 shares of Common Stock. As a result of the above capital transactions: (i) the Profutures Warrant Price has been reduced from $6.41 to $4.61 and for every share of Common Stock the Profutures Warrant holders were entitled to prior to the dilutive transactions (50,000 shares), the Profutures Warrant holders are now entitled to 1.390 shares of Common Stock (69,522 shares) and (ii) the Supplemental Profutures Warrant Price has been reduced from $3.95 to $3.42 and for every share of Common Stock the Supplemental Profutures Warrant holders were entitled to prior to the dilutive transactions (50,000 shares), the Supplemental Profutures Warrant holders are now entitled to
1.155 shares of Common Stock (57,749 shares).

         On March 19, 1998, a director exercised options with respect to 11,666 shares of Common Stock at $2.00 per share.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Forward Looking Statements

         This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Marketing and Sales," "Research and Development," "Manufacturing," "Liquidity and Capital Resources," and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital when required, and the risk factors detailed from time to time in the Company's annual report on Form 10-KSB and other materials filed with the Securities and Exchange Commission ("SEC").

         All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


General

         The Company, a development stage enterprise organized in July 1995, was formed to develop, manufacture and market products which improve picture quality image in set top boxes, televisions, VCR's, DVD's, camcorders and other video devices by enhancing and manipulating video signals, and to facilitate the production of sophisticated consumer and professional videos. In July 1996, the Company completed an initial public offering ("IPO") of its Common stock and Public Warrants from which it received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. On February 11, 1998, the Company received net proceeds of $915,000 for issuance of 253,485 shares of its Common Stock to an investor. The Company also issued warrants to purchase up to 100,000 shares of its Common Stock to such investor. In addition the Company may issue "Puts" to the investor over a two year period whereby the investor shall purchase a minimum of $1,000,000 up to a maximum of $5,000,000 of the Company's Common Stock (valued at

88% of the market value thereof) Puts are for a minimum of $250,000 and a maximum of $750,000 with certain restrictions applying beginning with the second Put.. On May 11, 1998 the Company entered into a placement agency agreement with Jansen-Meyers Associates, L.P. to act as the Company's placement agent in a private equity placement whereby the Company issued 2,745,030 shares of the Company's Common Stock and 2,058,801 Warrants between May 19, 1998 and June 6, 1998 for an aggregate purchase price of $7,280,546.

         At the time of the IPO, the Company had produced working prototypes of the Initial Products (the "Initial products"). Subsequent to the IPO, the Company established the Advanced Engineering Group to support the continuing development of its products and related technology, and the identification of additional sources of new technology. The Advanced Engineering Group is made up of the Company's own employees and third party consultants who work with the Company on a project by project basis. The Advanced Engineering Group operates under the direction of the Vice President-Marketing/Technical Development. The Company has used its Advanced Engineering Group to create products and technology independent of the "Licensed Products and Technology" as outlined in the Exclusive Worldwide License Agreement entered into with Rave Engineering Corporation And the Company on July 21, 1995 These products and technology include the NUWAVE Video Processor (the "NVP"), a significant amount of the software included in each of its products and new circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group also developed the Softsets for the NVP and certain of the enhancements to it. Utilizing this technology, the Company has developed the ProWave NVP 2.2 that is currently available as a stand-alone unit or a PC board with software. The Advanced Engineering Group is currently developing a commercial video retail product also utilizing the NVP technology (the "retail version"). During the first half of 1997, the Company began marketing the NVP and Softsets as well as the NVP 2.2 as a stand-alone unit and as a PC board with software.

         The Company intends to produce the NVP in the form of an ASIC chip in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying ASIC chips in anticipation of applications required by customers in the future. In this regard, the Company contracted with Adaptive to provide necessary technical support and manage this process under the Company's direction. The Company also contracted with TEC to complete the work necessary to convert the Company's current NVP PC board design to ASIC specifications and contracted with ZMD for production of the ASIC. The Company anticipates the ASIC will be in production during the second half of 1998 and has entered into a multi-year supply agreement with Thomson for the purchase of the NVP ASIC chip.

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

         As of June 30, 1998, the Company had accumulated a deficit during the development stage of $11,223,054 which includes a net loss for the six months ended June 30, 1998 of $2,033,498. The loss for the six months ended June 30, 1998 included $1,240,596 in general and administrative expenses, representing a decrease of $50,458 compared to the six-month period ended June 30, 1997. This decrease included a reduction in sales and marketing costs of $314,226 discussed more fully below and a $70,000 decrease in payments made to Prime Technologies, Inc. pursuant to the Exclusive Agency Agreement See "Liquidity and Capital Resources" . Such decreases were substantially offset by increases resulting from the Company's planned growth and expansion including increased personnel and payroll costs ($35,609), professional and legal services ($162,600), insurance costs ($32,349), investor relations ($44,906), travel and entertainment costs ($28,915), office rent ($9,032) and other ($20,357). Although the Company anticipates deriving some revenue from the sale of its proprietary software (Softsets) and the NVP products within the next 12 months, no assurance can be given that these products will be successfully marketed during such period. Even if revenues are produced from the sale of such products, the Company expects to continue to incur losses for at least the next 12 months. See "Liquidity and Capital Resources."

Marketing and Sales

         In January 1998, the Company entered into a multi-year supply agreement with Thomson for the purchase of its NVP ASIC chip which the Company expects will be in production during the second half of 1998. In anticipation of such production, the Company is currently conducting sales presentations of the NVP and Softsets to prospective OEM customers world wide (i.e., original equipment manufacturers of set top boxes, televisions, multimedia computers and teleconferencing equipment). Although the Company is unable to predict whether its marketing efforts will be successful, it believes that its products have been well received. The Company has increased the number of potential customers who have signed Confidentiality/Non-Disclosure agreements with NUWAVE allowing them to expand their review and examination of NUWAVE's exclusive video enhancement technology in order to evaluate its use in their products.

         In addition, in May 1998 the Company opened a sales and engineering office in Osaka, Japan to maintain on-going discussions, provide in-person demonstrations of NUWAVE technology and directly participate in technical due diligence sessions with potential customers who are evaluating this technology. NUWAVE continues to evaluate the sales and marketing opportunities for its products and technology to be sold into the Chinese domestic market, which is equal to the size of the U.S. market.

         During 1997, the Company formed its ProWave Division for sales and marketing of the NVP 2.2 and related products to the professional video market (e.g., medical imaging and security surveillance systems) and began selling limited quantities (primarily for demonstration purposes) of its first commercial product, the NVP 2.2. Through June 30, 1998 four organizations had contracts to represent the Company's ProWave Division. The Company is currently in the process of adding additional representative organizations to cover the "high end" Home Theater market by calling on a very select group of retailers who are members of a national organization of professionals known as CEDIA (Custom Electronic Design and Installation Association).

         The Company is currently developing retail products for those consumers that have a TV and do not have a NUWAVE enabled product but want to improve the picture quality of their home viewing. These products will be marketed by the Company's CWave Division. The Company has determined that the most effective way to introduce this product into the retail marketplace during 1999 is to work through distributors who will manufacture and sell to retailers, including those with whom they are currently doing business. The Company is currently in discussions with several distributors and hopes to establish strategic partnerships to help expedite the introduction of the retail products to the market in 1999.

         During 1997, the Company contracted with professional sales consultants to establish the development of the Company's sales organization managed by the Vice President of Sales. In this regard, the Company has contracted with Competitive Technologies, Inc. ("CTI") to assist it in the development of NUWAVE's OEM business. CTI, for over twenty six years, has been in the business of taking R&D and technology companies and introducing them to the major companies specializing in their respective markets. The Company also has contracts with several individuals and organizations that will act in a commissioned sales representation capacity regarding the Company's products.

         During 1997, the Company had contracted with a professional marketing communications firm to assist in the development and implementation of a program to develop market awareness and commercialization of its products. This program included development of Company and product brochures and press kits, product specification sheets, development of a Company booth for use at trade shows, attendance at key trade shows, mailers, the production of corporate videos for use at sales presentations, development of and placement of advertisements in key industry journals, etc. The developmental costs relating to these programs were substantially incurred during 1997 and as a result such expenditures for the first half of 1998 were reduced by approximately $314,226 compared to the first half of 1997. During the six-month period ended June 30, 1998 costs included $37,047 for professional sales and marketing consultants compared to $211,659 for the six-month period ended June 30, 1997; $76,595 for advertising and public relations compared to $169,097 for the six months ended June 30, 1997; and $6,646 for trade shows compared to $53,760 for the six months ended June 30, 1997. The Company is continually reviewing its needs with a view to maximizing efficiency while conserving its resources.

Research and Development

         Research and development activity with respect to the Company's Initial Products was carried out by Rave prior to July 21, 1995, the date upon which the Company and Rave entered into the License Agreement and the Development Agreement. The Company's Initial Products were based on technology originated by Rave prior to the Company's organization and licensed to the Company by Rave pursuant to the License Agreement. Although it was the Company's intention to utilize Rave as its primary source for research and development activities, the Company has been less than satisfied with the results of Rave's performance over the life of the Development agreement and has found it necessary to utilize outside engineering sources as its primary means for product development. In accordance with its terms, the Development Agreement will terminate on October 2, 1998. The Company does not believe the termination of this agreement will have a materially adverse effect on its operations or ability to develop new technology.

         The Company's Advanced Engineering Group utilizes the services of third party contractors in connection with its research and development activities. The Company intends to continue to use outside consultants to assure exposure to new ideas and technology and its Advanced Engineering Group to direct, supervise and coordinate such efforts. The Company has used its Advanced Engineering Group to create the NVP, to develop a significant amount of the software included in each of its products and to develop new circuitry to allow certain of the products to be produced as ASICs. In April 1997, it contracted with Adaptive to assist in the ASIC development process. In November 1997, the Company contracted with TEC to complete the ASIC design in coordination with Adaptive under the supervision of the Company's Vice President of Marketing/Technical Development. The Advanced Engineering Group also developed Softsets and certain of the enhancements to the NVP. The Company intends to use members of the Advanced Engineering Group to assist it with the continued development of the NVP in its OEM and retail versions but otherwise significantly reduce its research & development activities for the Initial Products.

         From July 17, 1995 through June 30, 1998, the Company incurred expenses of $4,666,037 on research and development, of which approximately 70% was paid to Rave pursuant to the Development Agreement. During the next 12 months, the Company intends to spend approximately $1,000,000 on research and development and in support of the commercialization of its products. Of that amount the Company estimates that approximately 10% will be paid to Rave pursuant to the Development Agreement and approximately 90% will be spent by the Company's Advanced Engineering Group for software development, ASIC chip development, and supervising and directing production engineering undertaken by third parties and on internal research and development. In the event the Company is able to generate sufficient revenues from sales of its Softsets and NVP products during such 12-month period, it anticipates it will increase its expenditures on research and development and the identification of new sources of technology.

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

Employees

         The Company currently has eleven full-time employees and, depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development.


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

         On February 11, 1998, the Company received net proceeds of approximately $915,000 from the sale of 253,485 shares of Common Stock pursuant to an agreement with ProFutures Special Equities Fund, L.P. ("ProFutures") dated February 6, 1998. The agreement provides up to $5,000,000 in additional equity funding under certain terms and conditions (see Note 2 to Notes to Financial Statements -"Capital Transactions"). Under the terms of the agreement the Company has the right to draw up to $5,000,000 in cash (in exchange for shares of Common Stock at a 12% discount to market) at any time through February 6, 2000. The decision to make draws, and the timing and amount of such draws are solely at the Company's discretion, subject to certain conditions beginning with the second Put; however the Company is required to draw a minimum of $1,000,000 by February 6, 2000.

         On May 11, 1998 the Company entered into a placement agency agreement with Janssen-Meyers Associates, L.P. ("Janssen-Meyers") to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the "Securities Act") 2,745,030 shares of the Company's Common Stock and 2,058,801 Class A Redeemable Warrants ("Warrant") between May 19, 1998 and June 6, 1998, pursuant to six closings, for an aggregate purchase price of $7,280,546. See Part II, Item 2, (changes in securities) for a more detailed description of the private placements. Each Warrant entitles the holder thereof to purchase one share of common stock at an exercise price per share of $3.24, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time commencing from June 6, 1998 and expiring on May 11, 2003. The Warrants are subject to redemption by the Company at $.01 per warrant after 12 months on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Warrants for a period of thirty consecutive days ending on the day prior to the day on which the Company gives notice of redemption. The Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption.

         Janssen-Meyers received for acting as placement agent, a commission of 10% ($728,055) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($218,416) and reimbursement of other costs, including legal expenses relating to the offering ($77,171). In addition, the Consultant received as part of its compensation, warrants (the "Placement Agent Warrants") exercisable until May 11, 2003, to purchase up to (i) 688,084 shares of the Company's Common Stock at a price per share ranging from $2.55 to $3.06 and (ii) 516,068 warrants (the "Placement Agent Warrant for Warrant") to purchase up to 516,068 shares of the Company's Common Stock at a price per share of $3.24.

         Pursuant to the terms of the License Agreement and the Development Agreement, the Company has been paying Rave minimum monthly aggregate amount of $65,000 to maintain the exclusivity under the license agreement and for development fees under the Development agreement. In accordance with its terms, the Development Agreement will terminate on October 2, 1998. In order to maintain exclusivity under the License Agreement, the Company may be required to continue to pay a minimum amount of $65,000 per month for the term of the License agreement. The Company is considering its options in this regard. The License Agreement also provides for additional payments of $60,000 per year through July 22, 1998 to be made to Rave for consulting services to be rendered to the Company. As of July 22, 1998 all such payments have been made. The Development Agreement also provides for Rave to receive additional payments under certain conditions aggregating $850,000 to purchase or lease equipment for use in developing the Licensed Products and Technology, if certain conditions were met. In this regard, on April 22, 1997, the Company deposited $300,000 into a certificate of deposit . The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit opened by the Company to guarantee monthly equipment lease payments (not to exceed $23,611 per month) to be made by the Company on behalf of Rave pursuant to the Development Agreement. The balance of the standby letter of credit has subsequently been reduced to $225,000. Through August 14, 1998, the Company had made payments of $314,660 against the $850,000 of equipment purchases in addition to the $300,000 guarantee of leases payments. With the termination of the Development Agreement on October 2, 1998, management does not expect the remaining expenditures of $235,340 to be required.

         The technology on which the Initial Products is based has been licensed from Rave pursuant to the License Agreement. Pursuant to the terms of the License Agreement, the Company is obligated to pay Rave royalties ("Royalties") of (i) 2 1/2% of net sales of products utilizing Rave's technology ("Sales Royalties"), and (ii) 25% of any sublicensing fees received by the Company from sublicenses of the products and technology covered by the License Agreement ("Licensed Products and Technology"). Payments of Sales Royalties will commence upon the earlier of (i) accumulated net sales of Licensed Products and Technology sold by the Company or its future affiliates reaching an aggregate of $50,000,000, or (ii) the Company's aggregate net profits from sales of Licensed Products and Technology equaling $5,000,000. As indicated earlier, the Company has developed products and technology independent of the "Licensed Products and Technology" and believes that a substantial portion of its future sales will not include the "Licensed Products and Technology".

         Pursuant to the terms of an Exclusive Agency Agreement (the "Agency Agreement") dated as of July 21, 1995 between the Company and Prime, Prime will receive 35% of net sublicensing fees received by the Company with respect to the first $50,000,000 of aggregate net sales made by the Company's sublicensees, after subtracting the payments to Rave and licensing expenses, and thereafter 45%. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 has been paid in accordance with the terms of the Agency Agreement,
(ii) $400,000 is payable out of the Company's first sublicensing fees, and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000. The Agency Agreement only pertains to the Licensed Products and Technology covered by the License Agreement with Rave. As indicated earlier, the Company has developed products and technology independent of the "Licensed Products and Technology" and believes that a substantial portion of its future sales will not include the "Licensed Products and Technology".

         The Company has determined to concentrate its resources and product strategy on the sale of its Softsets and NVP products and therefore the Company anticipates that its available cash will be sufficient to satisfy its contemplated cash requirements for at least through the next twelve months.

Plan of Operation

         The Company's plan of operation over the next 12 months focuses primarily on the final phase of the development of its ASIC chip, marketing and sales of its Softsets and NVP products in the OEM, professional video and retail markets and the continued effort necessary to support the sales and marketing of these products.

         The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the estimated cash requirements of the Company for the next 12 months from the date of this document. In the event of unanticipated expenses, delays or other problems beyond this period the Company might be required to either utilize the equity financing available under the terms of its agreement with ProFutures (see
Note 2 to Notes to Financial Statements - "Capital Transactions") or to seek additional funding elsewhere. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of Softsets and the NVP products, it may require resources greater than its available cash or than are otherwise available to the Company. In such event the Company may be required to raise additional capital. There can be no assurance that such additional capital will be available to the Company if needed, on commercially reasonable terms or at all.

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

Year 2000

         The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem". The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During 1998, the Company is devoting the necessary resources to identify and modify systems impacted by the Year 2000 Problem, or to implement new systems to become year 2000 compliant in a timely manner. The cost of executing this plan is not expected to have a material impact on the Company's results of operations or financial condition. In addition the Company is contacting its major suppliers and vendors to ensure their awareness of the Year 2000 Problem. If the Company, its suppliers or vendors are unable to resolve issues related to the year 2000 on a timely basis, it could result in a material financial risk.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

               As of May 11, 1998, the registrant entered into a placement agency agreement (the "Placement Agreement") with Janssen-Meyers Associates, L.P. ("JMA") whereby JMA agreed to act as the registrant's placement agent in a private placement (the "Offering") to certain "accredited investors," as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), of not less than 25 and not more than 70 Units (as defined below) of the Company, as such maximum number of Units may be increased by the Chief Executive Officer or Chief Financial Officer of the Company. Each Unit consists of (i) a number of shares of common stock, par value $.01 per share (the "Common Stock"), of the registrant determined by dividing the purchase price per Unit of $100,000 by, for the initial closing of the Offering, $2.59, and, for each subsequent closing, the lesser of (x) $3.20 and (y) 80% of the "Average Closing Bid Price" which shall be the average closing bid price for the Common Stock for the eight consecutive trading days immediately preceding the date of a closing of the Offering, and (ii) Class A Redeemable Warrants to purchase seventy-five percent (75%) of the number of shares of Common Stock of the registrant determined in (i) above at an exercise price of $3.235. The registrant at its discretion may reject any subscriptions for Units.

               Under the Placement Agreement, the Company agreed to pay to JMA, for its services as the placement agent of the Units, a commission of 10% of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance and reimbursement for other costs, including legal expenses related to the Offering, subject to receipt by the Company of appropriate documentation. The Company also agreed to grant to JMA warrants (the "Placement Agent Warrants") to purchase 25% of the number of Units sold in the Offering, exercisable until May 11, 2003, at a price per Unit equal to the Offering Price per Unit of $100,000.

               On May 19, 1998 the initial closing of the Offering took place. The aggregate subscription amount was $5,070,483.41 resulting in the sale of 50.7 Units. The per share purchase price for the Common Stock was $2.59. A total of 1,957,727 shares of Common Stock and 1,468,318 Class A Redeemable Warrants were issued. The net proceeds to the Company (net of payments to JMA and JMA's counsel) were $4,347,831.57.

               On May 21, 1998 the second closing of the Offering took place. The aggregate subscription amount was $783,713.07 resulting in the sale of 7.837 Units. The per share purchase price for the Common Stock was $3.06. A total of 256,120 shares of Common Stock and 192,093 Class A Redeemable Warrants were issued. The net proceeds to the Company (net of payments to JMA) were $681,831.37.

               On May 27, 1998 the third closing of the Offering took place. The aggregate subscription amount was $625,900 resulting in the sale of
         6.259 Units. The per share purchase price for the Common Stock was $2.903. A total of 215,613 shares of Common Stock and 161,713 Class A Redeemable Warrants were issued. The net proceeds to the Company (net of payments to JMA and JMA's counsel) were $535,896.75.

               On June 1, 1998 the fourth closing of the Offering took place. The aggregate subscription amount was $273,750.00 resulting in the sale of 2.738 Units. The per share purchase price for the Common Stock was $2.61. A total of 104,890 shares of Common Stock and 78,667 Class A Redeemable Warrants were issued. The net proceeds to the Company (net of payments to JMA) were $237,389.50.

               On June 4, 1998 the fifth closing of the Offering took place. The aggregate subscription amount was $201,700.00 resulting in the sale of
         2.017 Units. The per share purchase price for the Common Stock was $2.50. A total of 80,680 shares of Common Stock and 60,510 Class A Redeemable Warrants were issued. The net proceeds to the Company (net of payments to JMA) were $175,480.00.

               On June 9, 1998 the sixth and final closing of the Offering took place. The aggregate subscription amount was $325,000 resulting in the sale of 3.25 Units. The per share purchase price for the Common Stock was

         $2.55. A total of 130,000 shares of Common Stock and 97,500 Class A Redeemable Warrants were issued. The net proceeds to the Company (net of payments to JMA and JMA's counsel) were $278,474.65.

               The aggregate amount of the subscriptions for all six closings was $7,280,546.48, resulting in the sale of 72.801 units. In the aggregate, a total of 2,745,030 shares of Common Stock and 2,058,801 Class A Redeemable Warrants were issued. The aggregate net proceeds to the Company were $6,256,903.84.

               The aggregate amount for all six closings the Company paid to JMA, pursuant to the Placement Agreement, was $728,054.65 as commission and $218,416.39 as non-accountable expense allowance. In addition, the Company granted to JMA, in the aggregate, 18.263 Placement Agent Warrants to purchase 18.263 Units of the Company.

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 23, 1998 the company held its annual meeting of stockholders to
         (i) elect directors, (ii) ratify amendments to the Company's 1996 Stock Incentive Plan for Employees and Consultants and to ratify the grant of stock options to the Named Executive Officers of the Company, (iii) to ratify amendments to the Company's Non-Employee Director Stock Option Plan and to ratify the grant of stock options to the Directors of the Company and (iv) transact such other business as might be bought before the meeting.

         The following tables set forth information regarding the number of votes cast for, against, and abstentions, with respect to each matter presented at the meeting. Abstentions and broker-non votes are counted only for purposes of electing directors in accordance with Proposal One.

         (i)      Election of Directors
                                                       Against or
                  Nominee                For            Withheld     Abstentions
                  -------                ---            --------     -----------

                  Gerald Zarin        4,206,705          82,280           0
                  Edward Bohn         4,206,705          82,280           0
                  Lyle Gramley        4,206,705          82,280           0
                  David Kwong         4,206,705          82,280           0
                  Joseph Sarubbi      4,206,705          82,280           0

         (ii) Ratification of amendments to, 1996 Stock Incentive Plan for Employees and Consultants and ratification of grant of stock options to the Named Executive Officers

                                                      Against or
                                         For           Withheld      Abstentions
                                         ---           --------      -----------

                                      3,620,539         646,181        22,265

         (iii) Ratification of amendments to Company's Non-Employee Director Stock Option Plan and ratification of grant of stock options to the Directors

                                                       Against or
                                         For            Withheld     Abstentions
                                         ---            --------     -----------

                                      3,630,339         636,941        21,705

         (iv)     No other business was transacted at the meeting

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         *10.1 Placement Agency Agreement, dated as of May 11, 1998, between Janssen-Meyers Associates, L.P. and NUWAVE Technologies, Inc.

         *10.2    Escrow   Agreement,   dated  May  11,  1998,   between  NUWAVE
                  Technologies,   Inc.,  Janssen-Meyers  Associates,   L.P.  and
                  Republic National Bank of New York.

         *10.3    Warrant   Agreement,   dated  May  15,  1998,  between  NUWAVE
                  Technologies,   Inc.  and  American  Stock  Transfer  &  Trust
                  Company.

         *10.4    Form of Warrant Certificate.

         *10.5 Placement Agent Warrant Agreement, dated May 19, 1998, between NUWAVE Technologies, Inc. and Janssen-Meyers Associates, L.P.

         *10.6    Form of Placement Agent Warrant Certificate.

         *10.7    Form of Subscription Agreement.


         27.      Financial data schedule

         * Previously filed with the SEC as part of an 8-K filing on June 11, 1998.


         (b)      Reports on Form 8-K

                  During the quarter ended June 30, 1998, a current report on Form 8-K with respect to Items 5 & 7 therein was filed with the Securities and Exchange Commission on June 11, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on August 14, 1998.

                              NUWAVE TECHNOLOGIES, INC.
                              -------------------------
                                    (Registrant)


DATE:  August 14, 1998        By: /s/ Gerald Zarin
                                  ---------------------------------
                                  Gerald Zarin
_                             Chief Executive Officer and Chairman of the Board


DATE:  August 14, 1998        By: /s/ Jeremiah F. O'Brien
                                  ---------------------------------
                                  Jeremiah F. O'Brien
                                  Chief Financial Officer
                                  (Principal Financial Officer)