Form 10QSB
period 1998-09-30
NUWAVE TECHNOLOGIES INC
filed 1998-11-16
CIK 1009802

As filed with the Securities and Exchange Commission on November 16, 1998

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
  /X/           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998
                                       or

  / /           Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For the transition period from ________________ to __________________

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

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of November 16, 1998: 8,358,515

      Transitional Small Business Disclosure Format:  Yes / /  No /X/


================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1. CONDENSED FINANCIAL STATEMENTS

          Balance Sheet - September 30, 1998 (unaudited)                   P.  3

          Statements of Operations - For the three and nine month
               periods ended September 30, 1997 (unaudited) and
               September 30, 1998 (unaudited) and for the period
               July 17, 1995 (inception) to September 30, 1998
               (unaudited)                                                 P.  4

          Statements of Cash Flows - For the three and nine month
               periods ended September 30, 1997 (unaudited) and
               September 30, 1998  (unaudited) and for the period
               from July 17, 1995 (inception) to September 30, 1998
               (unaudited)                                                 P.  5

          Notes to Condensed Financial Statements                          P.  7

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

      ITEM 5. OTHER INFORMATION                                            P. 18

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             P. 18

SIGNATURES                                                                 P. 19

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                                 Balance Sheet

                                     ASSETS
                                                                  September 30,
                                                                      1998
                                                                 --------------
                                                                   (unaudited)

Current assets:

     Cash and cash equivalents                                   $    5,641,565

     Inventory                                                           61,784

     Prepaid expenses and other current assets                          194,634
                                                                 --------------
                  Total current assets                                5,897,983

Property and equipment                                                  110,169

Restricted Cash                                                         132,003

Other assets                                                            164,552
                                                                 --------------
                  Total assets                                   $    6,304,707
                                                                 ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                    $      162,742
                                                                 --------------
                  Total liabilities                                     162,742
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


     Common stock, $.01 par value; authorized 20,000,000
     shares; as of  September 30, 1998; issued and outstanding
     8,358,515 shares                                                    83,585

     Additional paid in capital                                      18,218,740

     Deficit accumulated during the development stage               (12,160,360)
                                                                 --------------
                  Total stockholders' equity                          6,141,965
                                                                 --------------
                  Total liabilties and stockholders' equity      $    6,304,707
                                                                 ==============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                            Statements of Operations


                                                                                               Cumulative from
                                                                                                July 17, 1995
                                     Three months  Three months   Nine months    Nine months     (inception)
                                         ended         ended          ended          ended            to
                                     September 30, September 30,  September 30,  September 30,   September 30,
                                         1997          1998           1997           1998            1998
                                     ------------  ------------   ------------   ------------    --------------
                                      (unaudited)   (unaudited)    (unaudited)    (unaudited)     (unaudited)

Net Sales                             $    6,395   $     9,666    $     6,395    $     9,666      $     19,941
Cost of Sales                             (3,080)       (3,363)        (3,080)        (3,363)           (7,577)
                                      ----------   -----------    -----------    -----------      ------------
                                           3,315         6,303          3,315          6,303            12,364
                                      ----------   -----------    -----------    -----------      ------------

Operating expenses:

Research and development expenses     $ (411,196)  $  (466,247)   $(1,343,964)   $(1,323,483)       (5,132,284)

General and administrative expenses     (562,417)     (558,482)    (1,853,471)    (1,799,078)       (6,361,309)
                                      ----------   -----------    -----------    -----------      ------------

                                        (973,613)   (1,024,729)    (3,197,435)    (3,122,561)      (11,493,593)
                                      ----------   -----------    -----------    -----------      ------------

           Loss from operations         (970,298)   (1,018,426)    (3,194,120)    (3,116,258)      (11,481,229)
                                      ----------   -----------    -----------    -----------      ------------

Other income (expense):

           Interest income                37,551        81,120        155,164        145,454           500,571

           Interest expense                                                                           (331,542)
                                      ----------   -----------    -----------    -----------      ------------

                                          37,551        81,120        155,164        145,454           169,029
                                      ----------   -----------    -----------    -----------      ------------

Net loss before extraordinary item      (932,747)     (937,306)    (3,038,956)    (2,970,804)      (11,312,200)

           Extraordinary item                                                                         (848,160)
                                      ----------   -----------    -----------    -----------      ------------

           Net loss                   $ (932,747)  $  (937,306)   $(3,038,956)   $(2,970,804)     $(12,160,360)
                                      ==========   ===========    ===========    ===========      ============

Basic and diluted loss per share:

           Weighted average number of
           common shares outstanding   5,348,334     8,358,515      5,341,667      6,898,426
                                      ==========   ===========    ===========    ===========


           Basic and diluted loss per
               share                 $    (0.17)  $     (0.11)   $     (0.57)    $    (0.43)
                                      ==========   ===========    ===========    ===========


                 The accompanying notes are an integral part of
                      these condensed financial statements

                           NUWAVE TECHNOLOGIES, INC.
                       ( A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents


                                                                                                              Cumulative from
                                                                                                               July 17, 1995
                                                   Three Months   Three Months   Nine Months    Nine Months     (inception)
                                                      ended          ended          ended          ended             to
                                                   September 30,  September 30,  September 30,  September 30,   September 30,
                                                      1997           1998           1997           1998             1998
                                                   ------------   ------------   ------------   ------------   -------------
                                                   (unaudited)    (unaudited)    (unaudited)    (unaudited)     (unaudited)

Cash flows from operating activities:

   Net loss                                        $  (932,747)   $  (937,306)   $(3,038,956)   $(2,970,804)   $(12,160,360)

   Adjustments to reconcile net loss to net cash used in operating activities:

   Extraordinary item                                                                                               848,160

   Depreciation expense                                 12,340         12,532         35,983         37,041          99,111

   Amortization of unamortized debt discount                                                                        168,778

   Amortization of deferred financing costs                                                                          89,062

   Issuance of common stock for services rendered                                                                    20,600

   (Increase) decrease in inventory                    (21,877)           685        (21,877)        (1,967)        (61,785)

   Increase in prepaid expenses and other
      current assets                                    47,158         70,717        (58,156)       (83,628)       (194,633)

   (Increase) decrease in other assets                     471        (69,476)       (17,737)       (82,353)       (164,553)

   Increase (decrease) in accounts payable and
      accrued liabilities                             (101,700)      (263,179)      (239,366)         9,118         162,741
                                                   -----------    -----------    -----------    -----------    ------------

          Net cash used in operating activities       (996,355)    (1,186,027)    (3,340,109)    (3,092,593)    (11,192,879)
                                                   -----------    -----------    -----------    -----------    ------------

Cash flows from investing activities:

   Purchase of property and equipment                   (3,458)        (1,851)       (69,532)       (43,738)       (209,280)
                                                   -----------    -----------    -----------    -----------    ------------

          Net cash used in investing activities         (3,458)        (1,851)       (69,532)       (43,738)       (209,280)
                                                   -----------    -----------    -----------    -----------    ------------

Cash flows from financing activities:

   Proceeds from sales of Series A Convertible
      Preferred Stock                                                                                               900,000

   Proceeds from issuance of initial bridge units                                                                   350,000

   Proceeds from issuance of bridge units, net of
      exchange of initial bridge notes                                                                            1,650,000


                 The accompanying notes are an integral part of
                      these condensed financial statements

                           NUWAVE TECHNOLOGIES, INC.
                       ( A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents

                                                                                                               Cumulative from
                                                                                                                July 17, 1995
                                                    Three Months   Three Months   Nine Months    Nine Months     (inception)
                                                       ended          ended          ended          ended             to
                                                    September 30,  September 30,  September 30,  September 30,   September 30,
                                                       1997           1998           1997           1998             1998
                                                    ------------   ------------   ------------   ------------   -------------
                                                    (unaudited)    (unaudited)    (unaudited)    (unaudited)     (unaudited)

   Proceeds from IPO                                $              $              $              $               $11,753,010

   Proceeds from equity offering - February 6, 1998                                                1,000,000       1,000,000

   Proceeds from Janssen Meyers equity offering
      May & June 1998                                                                              7,280,546       7,280,546

   Repayment of notes issued in connection with
      initial bridge notes                                                                                        (2,000,000)

   Costs incurred for equity offerings                                 (14,019)                   (1,308,249)     (3,656,830)

   Issuance of common stock in connection with
      exercise of stock options                                                       46,668          23,332         100,000

   (Increase) decrease in restricted cash               21,999          11,185      (256,003)         89,479        (132,002)

   Deferred financing costs                                                                                         (201,000)
                                                    ----------     -----------    ----------     -----------     -----------

   Net cash provided (used in) by financing
      activities                                        21,999          (2,834)     (209,335)      7,085,108      17,043,724
                                                    ----------     -----------    ----------     -----------     -----------
   Net increase (decrease) in cash and cash
      equivalents                                     (977,814)     (1,190,712)   (3,618,976)      3,948,777       5,641,565

Cash and cash equivalents at the beginning of
  the period                                         3,416,799       6,832,277     6,057,941       1,692,788               -
                                                    ----------     -----------    ----------     -----------     -----------

Cash and cash equivalents at the end of the
  period                                            $2,438,965     $ 5,641,565    $ 2,438,965    $ 5,641,565     $ 5,641,565
                                                    ==========     ===========    ===========    ===========     ===========

Supplemental disclosure of cash flow information:

   Interest paid during the period                                                                               $    73,702
                                                                                                                 ===========

Supplemental disclosure of non cash investing and financing activities:

Deferred financing costs incurred in connection
   with the exchange of the initial bridge notes
   for 14 bridge units                                                                                           $   140,000
                                                                                                                 ===========

Deferred equity costs charged to additional paid
   in capital in connection with the PPO                                                                         $    13,400
                                                                                                                 ===========

Deferred financing costs charged to additional
   paid-in capital in connection with the IPO                                                                    $    25,000
                                                                                                                 ===========

600,000 Series A Convertible Preferred Stock
   converted into Common Stock                                                                                   $     6,000
                                                                                                                 ===========


                 The accompanying notes are an integral part of
                      these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.    Basis Of Interim Financial Statement Preparation

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on April 14, 1998.

2.    Capital Transactions

      On February 6, 1998, the Company entered into a two-year agreement with an investor whereby the Company issued 253,485 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), for an aggregate purchase price of $1,000,000. In addition, subject to certain conditions, the agreement provides that, from time to time over the life of the agreement the Company shall issue "Puts" to the investor whereby the Company shall issue for each Put and the investor shall purchase, at the Company's option, shares of the Company's Common Stock for a minimum of $250,000 and a maximum of $750,000. The total aggregate value of the Puts over the life of the agreement must be a minimum of $1,000,000 and cannot exceed $5,000,000. The purchase price of the stock will be at 88% of the fair market value of the stock at the time of the Put. The following restrictions, among others, apply beginning with the second
Put: 1) there must be 20 business days between Puts; 2) the average daily trading volume in the Company's Common Stock for the 30 trading days prior to the Put date must be at least 20,000 shares; 3) the minimum bid price for the Company's Common Stock on the trading day immediately preceding the Put date must be at least $2.50; and 4) unless the investor agrees otherwise, no Put can be made which causes the investor to own more than 9.9% of the Company's then outstanding Common Stock.

      In connection with the agreement the Company issued to the investor warrants to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $6.41 per share and additional warrants (the "supplemental warrants") to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $3.95 per share. The warrants may be exercised at any time beginning August 6, 1998 and ending 3 years thereafter. The supplemental warrants may be exercised at any time beginning April 19, 1998 and ending 5 years thereafter.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS ---(Continued)

      On March 3, 1998, the Company entered into a consulting agreement with an organization (the "Consultant") whereby the Consultant will perform consulting services relating to corporate finance and other financial services matters. As compensation for such services, the Company shall pay the consultant $5,000 per month during an initial term ending September 3, 1999 subject to automatic one-year renewal terms unless either the Company or the Consultant shall have given written notice of termination at least 30 days prior to the end of the initial or subsequent terms.

      In connection with such consulting agreement, the Company issued to the Consultant 400,000 common stock purchase warrants. The warrants have an exercise price of $4 and are exercisable after September 3, 1999. The warrants expire on March 3, 2003.

      On May 11, 1998 the Company entered into a placement agency agreement with the Consultant to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the " Securities Act"), 2,745,030 shares of the Company's Common Stock and 2,058,801 Class A Redeemable Warrants ("Class A Warrants") between May 19, 1998 and June 6, 1998 for an aggregate purchase price of $7,280,546. Each Class A Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.24, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time during the period commencing on June 6, 1998 and expiring on May 11, 2003. The Class A Warrants are subject to redemption by the Company at $.01 per Class A Warrant 12 months after the effective date of a registration statement covering the Class A Warrants on not less than 30 days prior written notice to the holders of the Class A Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Class A Warrants for a period of thirty consecutive trading days ending on the day prior to the day on which the Company gives notice of redemption. The Class A Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption.

      The Consultant received for acting as placement agent, a commission of 10% ($728,055) of the gross proceeds from the sale of the Units (consisting of the Company's Common Stock and Class A Warrants), as well as a 3% non-accountable expense allowance ($218,416) and reimbursement of other costs, including legal expenses relating to the offering ($77,171). In addition, the Consultant received as part of its compensation, warrants exercisable until May 11, 2003 to purchase up to (i) 688,084 shares of the Company's Common Stock at a price per share ranging from $2.50 to $3.06 and (ii) 516,068 warrants to purchase up to 516,068 shares of the Company's Common Stock at a price per share of $3.24.

      As a result of the above capital transactions and in accordance with the provisions of the Warrant Agreement dated as of July 3, 1996, between the Company, Rickel &

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS ---(Continued)

Associates, Inc. and American Stock Transfer & Trust Company, adjustments have been made to the exercise price (the "Warrant Price") for the warrants issued pursuant to such Warrant Agreement (the "Public Warrants") and to the number of shares of Common Stock issuable on exercise of the Public Warrants. The Warrant Price has been reduced from $5.50 to $4.15. In addition, for every share of Common Stock the warrant holders were entitled to prior to the dilutive transactions (2,530,000 shares), the warrant holders are now entitled to 1.325 shares (3,352,250 shares). Also, pursuant to the Warrant Agreement, the Company can redeem the Public Warrants in the event that the average closing price of the Company's Common Stock is at least 150% of the then current Warrant Price of the Public Warrants for a period of 20 consecutive trading days: consequently, the average closing price now required is $6.225 versus the original price of $8.25.

      On March 19, 1998, a director exercised options with respect to 11,666 shares of Common Stock at $2.00 per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward Looking Statements

      This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Marketing and Sales," "Research and Development," "Manufacturing," "Liquidity and Capital Resources," and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital when required, and the risk factors detailed from time to time in the Company's annual report on Form 10-KSB and other materials filed with the SEC.

      All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

General

      The Company, a development stage enterprise organized in July 1995, was formed to develop, manufacture and market products which improve picture quality image in set top boxes, televisions, VCR's, DVD's, camcorders and other video devices by enhancing and manipulating video signals, and to facilitate the production of sophisticated consumer and professional videos. In July 1996, the Company completed an initial public offering ("IPO") of its Common Stock and Public Warrants from which it received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. See Note 2 ("Capital Transactions") to the Condensed Financial Statements for information as to certain transactions whereby the Company raised equity capital in 1998.

      At the time of the IPO, the Company had produced and tested fully operational working prototypes of certain of the "Licensed Products" as such term is defined in the Exclusive Worldwide License Agreement ("License Agreement") between the Company and Rave Engineering Corporation ("Rave") dated July 21, 1995 (the "Initial Products"). Subsequent to the IPO, the Company established the Advanced Engineering Group to support the continuing development of its products and related technology, and the identification of additional sources of new technology. The Advanced Engineering Group is made up of the Company's own employees and third party consultants who work with the Company on a project by project basis. The Advanced Engineering Group operates under the direction of the Company's Vice President-Engineering (prior to September 1998, it operated under the direction of the Company's Vice President-Marketing/Technical Development). The Company utilizes its Advanced Engineering Group to create products and technology independent of the "Licensed Products and Technology" as outlined in the License Agreement. These independently developed products and technology include the NUWAVE Video Processor (the "NVP"), a significant amount of the software included in each of its products and new circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group also developed the Softsets for the NVP and certain of the enhancements to it. Utilizing this technology, the Company has developed the ProWave NVP 2.2 that is currently available as a stand-alone unit or a PC board with software. The Advanced Engineering Group is also currently developing a commercial video retail product also utilizing the NVP technology (the "retail version").

      The Company intends to produce the NVP in the form of an ASIC chip in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying ASIC chips in anticipation of applications required by customers in the future. In this regard, the Company contracted with Adaptive Micro-Ware Inc. ("Adaptive"), to provide necessary technical support and manage this process under the Company's direction. The Company also contracted with TEC to complete the design work necessary to convert the Company's current NVP PC board design to ASIC specifications and contracted with ZMD for production of the ASIC. The Company anticipates the final design layout will be completed and sent to the foundry at ZMD during the fourth quarter of 1998 and expects production of the ASIC chip to begin in the Spring of 1999.

      The Company has significantly scaled back its research and development, and marketing and related activities with respect to all other existing or proposed products in order to concentrate its resources on the continued development and marketing of its Softsets and NVP products (i.e., ASIC chip for the OEM market, the ProWave NVP 2.2 in the stand alone unit and PC board version for the professional video market and the consumer video retail version). The Company believes this product strategy will allow it to take full advantage of the growth opportunity presented by the converging PC, television, HDTV and telecommunication markets, which the Company believes to be quite significant. The Company anticipates this strategy will also allow it to conserve its resources and at the same time maximize the benefits to be derived from introducing these products into these converging and expanding markets.

      As of September 30, 1998 the Company had accumulated a deficit during the development stage of $12,160,360 which includes a net loss for the nine months ended September 30, 1998 of $2,970,804. The loss for the nine months ended September 30, 1998 included $1,799,078 in general and administrative expenses, representing a decrease of $54,393 compared to the nine-month period ended September 30, 1997. This decrease included a reduction in sales and marketing costs of $364,027 discussed more fully below and a $70,000 decrease in payments made to Prime Technologies, Inc. ("Prime") pursuant to the Exclusive Agency Agreement ("Agency Agreement") between the Company and

Prime dated July 21, 1995. See "Liquidity and Capital Resources." Such decreases were substantially offset by increases resulting from the Company's planned growth and expansion including increased personnel and payroll costs ($16,840), professional and legal services ($175,650), insurance costs ($29,747), investor relations ($73,870), travel and entertainment costs ($23,140), office rent ($12,547), recruiting costs ($40,000) and other ($7,840). Although the Company anticipates deriving some revenue from the sale of its proprietary software (Softsets) and the NVP products during 1999, no assurance can be given that these products will be successfully marketed during such period. Even if revenues are produced from the sale of such products, the Company expects to continue to incur losses for at least the next 12 months. See "Liquidity and Capital Resources."

Marketing and Sales

      In anticipation of production of its NVP ASIC chip, the Company has been conducting sales presentations of the NVP and Softsets to prospective OEM customers world wide (i.e., original equipment manufacturers of set top boxes, televisions, VCR's, DVD's and other video devices). Although the Company is unable to predict whether its marketing efforts will be successful, it believes that its products have been well received. In January 1998, the Company entered into a multi year supply agreement with Thomson Consumer Electronics for the purchase of its NVP ASIC chip and expects to begin filling the Thomson orders in 1999. The Company originally anticipated the production of its ASIC during the second half of 1998, however the design cycle has taken longer than expected and management currently expects production of the ASIC chip in the Spring of 1999. The availability of the completed ASIC chip is directly related to the Company's ability to generate OEM orders and revenues for the 1999 selling season.

      During the second quarter of 1998 the Company opened a sales and engineering office in Osaka, Japan to maintain on-going discussions, provide in-person demonstrations of NUWAVE technology and directly participate in technical due diligence sessions with potential customers who are evaluating the Company's technology. During the third quarter of 1998 the Company opened a sales and engineering office in Beijing, China for its products and technology to be sold into the Chinese domestic market, which is equal in size to the U.S. market.

      The Company is currently developing retail products for consumers who have TV's and do not have a NUWAVE enabled product but want to improve the picture quality of their home viewing. The Company's CWave Division will market these products. The Company has determined that the most effective way to introduce this product into the retail marketplace during 1999 is to work through distributors who will manufacture and sell to retailers, including those with whom they are currently doing business. The Company is in the process of identifying a qualified distributor with whom it hopes to establish a strategic partnership to help expedite the introduction of the retail products to the market in 1999. During 1997, the Company formed its ProWave Division for sales and marketing of the ProWave NVP 2.2 and related products to the professional video market (e.g., security surveillance systems) and began selling limited quantities (primarily for demonstration purposes until the ASIC chip is available to replace the more expensive PC board) of its first commercial product, the ProWave NVP 2.2.

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

      During 1997, the Company had contracted with a professional marketing communications firm to assist in the development and implementation of a program to develop market awareness and commercialization of its products. This program included development of Company and product brochures and press kits, product specification sheets, development of a Company booth for use at trade shows, attendance at key trade shows, mailers, the production of corporate videos for use at sales presentations, development of and placement of advertisements in key industry journals, etc. The developmental costs relating to these programs were substantially incurred during 1997 and as a result such expenditures for the first nine months of 1998 were reduced by approximately $364,027 compared to the first nine months of 1997. During the nine-month period ended September 30, 1998 costs included $21,204 for professional sales and marketing consultants compared to $218,887 for the nine-month period ended September 30, 1997; $99,853 for advertising and public relations compared to $298,014 for the nine months ended September 30, 1997; $8,283 for trade shows compared to $53,761 for the nine months ended September 30, 1997; and $77,294 relating to the offices in Japan and China opened in 1998. The Company is continually reviewing its needs with a view to maximizing efficiency while conserving its resources.

Research and Development

      For a discussion of the Company's research and development activities carried out by its Advanced Engineering Group, see "Management's Discussion and Analysis or Plan of Operation - General".

      Research and development activity with respect to the Company's Initial Products was carried out by Rave prior to July 21, 1995, the date upon which the Company and Rave entered into the License Agreement and the Development Agreement. The Company's Initial Products were based on technology originated by Rave prior to the Company's organization and licensed to the Company by Rave pursuant to the License Agreement. Although it was the Company's intention to utilize Rave as its primary source for research and development activities, the Company has become dissatisfied with Rave's performance under the Development Agreement and has found it necessary to utilize its Advanced Engineering Group as its primary means for product development. On October 1, 1998 the three year term of the Development Agreement between the Company and Rave expired. The Company paid Rave an aggregate of (i) $2,731,906 for development services ("Development Service Payments"), (ii) $505,878 for equipment which was supposed to be used in conjunction with development services which were required and (iii) $125,913 for materials intended to be used in conjunction with the development services. The Company has also guaranteed an additional $109,632 for related equipment lease payments to be made on Rave's behalf.

      Concurrent with the research and development undertaken by the Advanced Engineering Group, the Company retained patent counsel in 1996 to prosecute a patent application on the video clarity circuit provided by Rave ( the "Rave Clarity Circuit"), which, of the Initial Products, the Company had identified as the most likely candidate for immediate commercial exploitation and for which Rave had claimed proprietary rights as a basis for the License Agreement. The Company was informed in January, 1998, that (a) such application had been rejected, and (b) such initial rejections by the United States Patent and Trademark Office ("Patent office") are not uncommon. The claims in the application were modified and the application was resubmitted twice. Both times it was again rejected by the Patent Office on the grounds that the Rave Clarity Circuit was identical to a circuit that was the subject of a prior United States patent issued to a third party (the "Prior Art"). The Company acquired the exclusive rights to the Prior Art in August 1998. The Company has determined not to proceed with further prosecution of the patent application on the Rave Clarity Circuit.

      In July 1998, the Company's representatives conducted a "Technical Audit" of the consulting and development services (not limited to the Rave Clarity Circuit) that Rave was to have performed under the License Agreement and the Development Agreement. The Company concluded, on the basis of the Technical Audit and the information regarding the Prior Art, that Rave had not performed the required services and misled the Company about its ability to perform them, and about Rave's ownership of the technology licensed to the Company.

      The Development Service Payments also satisfied the Company's payment obligations under the License Agreement between the Company and Rave which gave the Company exclusive rights to the "Licensed Technology" (as defined therein) for the three year term of the Development Agreement. Commencing October 1, 1998, the Company did not pay Rave $65,000 per month under the License Agreement thereby giving Rave the right, which was exercisable by giving notice to the Company prior to November 2, 1998, to convert the Company's rights to the Licensed Technology into that of a non-exclusive licensee. Rave failed to give such notice in the specified time and the Company believes it retains exclusive rights to the Licensed Technology.

      On November 13, 1998, pursuant to the provisions of the License Agreement and the Development Agreement, the Company commenced an arbitration proceeding under the American Arbitration Association Rules of Patent Arbitration against Rave and Randy Burnworth. Such proceeding seeks (a) damages for the injuries to the Company caused by Rave's and Burnworth's breaches of their contractual and common law obligations to the Company, including but not limited to those referred to above, and (b) a declaration that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company has exclusive rights to the Licensed Technology.

Manufacturing

      The Company does not contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed NVP and Softsets. It also may license to third parties the rights to manufacture the products, either through direct licensing, OEM arrangements or otherwise.

      The Company intends to produce the NVP ASIC chip in accordance with the customer's specific application requirements supported by firm commitments rather than producing and inventorying ASIC chips in anticipation of applications required by customers in the future. In this regard, the Company contracted with Adaptive to provide necessary technical support and manage this process under the Company's direction, contracted with TEC to complete the design work necessary to convert the Company's current NVP PC board design to ASIC specifications and contracted with ZMD for production of the ASIC. The Company anticipates producing the initial ASIC in April 1999 and believes that this initial ASIC will not only meet the requirements of the Thomson supply agreement but also be readily adaptable to other customer specifications, if required.

Employees

      The Company has eleven full-time employees and, depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development.

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

      See Note 2 ("Capital Transactions") to the Condensed Financial Statements for information as to certain transactions whereby the Company raised equity capital in 1998.

      As indicated earlier, the Company has developed products and technology independent of the "Licensed Products and Technology" covered by the License Agreement with Rave and believes that a substantial portion of its future sales will not include "Licensed Products and Technology". Pursuant to the terms of the Agency Agreement between the Company and Prime, Prime will receive 35% of net sublicensing fees received by the Company with respect to the first $50,000,000 of aggregate net sales of Licensed Products and Technologies made by the Company's sublicensees, after subtracting any royalty payments made to Rave pursuant to the License Agreement, and any other licensing expenses, and thereafter 45%. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 has been paid in accordance with the terms of the Agency Agreement, (ii) $400,000 is payable out of the Company's first sublicensing fees of Licensed Products and Technologies, and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales of Licensed Products and Technologies exceed $200,000,000.

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

      The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the estimated cash requirements of the Company for the next 12 months. In the event of unanticipated expenses, delays or other problems beyond this period, the Company might be required to seek additional funding . In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of Softsets and the NVP products, it may require resources greater than its available cash or than are otherwise available to the Company. In such event the Company may be required to raise additional capital. There can be no assurance that such additional capital will be available to the Company if needed, on commercially reasonable terms or at all.

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

Year 2000

      The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem". The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During 1998, the Company is devoting the necessary resources to identify and modify systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant in a timely manner. The cost of executing this plan is not expected to have a material impact on the Company's results of operations or financial condition. In addition the Company is contacting its major suppliers and vendors to ensure their awareness of the Year 2000 Problem. If the Company, its suppliers or vendors are unable to resolve issues related to the year 2000 on a timely basis, it could result in a material financial risk.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

      On November 13, 1998, pursuant to the provisions of the License Agreement and the Development Agreement, the Company commenced an arbitration proceeding under the American Arbitration Association Rules of Patent Arbitration against Rave and Randy Burnworth. Such proceeding seeks (a) damages for the injuries to the Company caused by Rave's and Burnworth's breaches of their contractual and common law obligations to the Company, including but not limited to those referred to under "Management's Discussion and Analysis or Plan of Operation - Research and Development", and (b) a declaration that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company has exclusive rights to the Licensed Technology.

Item 2.       Changes in Securities

      Not applicable

Item 3.       Defaults upon Senior Securities

      Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.       Other Information

      Not applicable

Item 6.       Exhibits and Reports on Form 8-K

      (a)     Exhibits


        27.   Financial data schedule

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on November 16, 1998.

                                          NUWAVE TECHNOLOGIES, INC.
                                                (Registrant)


DATE:  November 16, 1998                  By:   /s/ Gerald Zarin
                                                ------------------------------
                                                Gerald Zarin
                                                Chief Executive Officer and
                                                Chairman of the Board


DATE:  November 16, 1998                  By:   /s/ Jeremiah F. O'Brien
                                                ------------------------------
                                                Jeremiah F. O'Brien
                                                Chief Financial Officer
                                                (Principal Financial Officer)