Form 10KSB
period 1999-03-10
NUWAVE TECHNOLOGIES INC
filed 1999-03-31
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  -------------

                                   (MARK ONE)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

                                 (973) 882-8810
                (Issuer's telephone number, including area code)
                                 --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

State issuer's revenues for its most recent fiscal year:  $12,545

Aggregate market value of the voting stock held by non-affiliates based on the last sale price for such stock at March 10, 1999: $17,757,327

The number of shares of Common Stock outstanding as of March 10, 1999: 8,356,389

Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                            NUWAVE TECHNOLOGIES, INC.
                                   FORM 10-KSB
                                      INDEX


PART I........................................................................2

      ITEM 1.      BUSINESS...................................................2
      ITEM 3.      LEGAL PROCEEDINGS.........................................12
      ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......12

PART II......................................................................13

      ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS.......................................13
      ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                   OPERATION.................................................15
      ITEM 7.      FINANCIAL STATEMENTS......................................32
      ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE.......................32

PART III.....................................................................33

      ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                   PERSONS...................................................33
      ITEM 10.     EXECUTIVE COMPENSATION....................................34
      ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT............................................38
      ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............41
      ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K..........................42

SIGNATURES...................................................................49

                                     PART I

ITEM 1.  BUSINESS.

General

     The Company is a development stage enterprise organized in July 1995. The Company develops and intends to manufacture and market products that improve picture quality in set-top boxes, TVs, VCRs, DVDs, camcorders and other video devices by enhancing and manipulating video signals. The television, telecommunications and computer markets are converging and, in the process, redefining the way their constituencies interact. The Company believes that video display is the common denominator of that interaction, and that the products it has developed and is developing will allow it to participate in the growth of the converging market.

     At the time of the initial public offering of the Company's Common Stock in July 1996, the Company had produced the following (together, the "Initial Products"):

     o    an  operational   prototype  of  an  analog  video   processor   which
          significantly enhances video picture quality;

     o an operational prototype of another video enhancement device which combined the analog video processor with digitally-based frame extrapolation video noise reduction circuits for use in national television standard codes or phase alternate lines;

     o an operational prototype of a time base corrector providing for analog to digital conversion and the synchronization of up to 3 video sources; and

     o an initial prototype of a video editing "studio" mounted on printed circuit boards.

     After the initial public offering, the Company established the Advanced Engineering Group to support the continuing development of its products and related technology, and the identification of additional sources of new technology. The Advanced Engineering Group is made up of the Company's own employees and third-party consultants who work with the Company on a project-by-project basis under the direction of the Company's Vice President-Engineering. The Company uses the Advanced Engineering Group to create products and technology which are independent of the Initial Products. See "Management's Discussion and Analysis or Plan of Operation--General."

     Through the Advanced Engineering Group, the Company has developed, among others, the following products and technology:

     o the "NUWAVE Video Processor" which significantly enhances video images;

     o a software called "Softsets" which provides end-users and manufacturers who use the NUWAVE Video Processor in their products with an option to manipulate the attributes of video images to their own tastes or standards;

     o a significant amount of the software included in the Company's products; and

     o new circuitry to allow certain of the Company's products to be produced as chips.

     The Company originally anticipated devoting significant resources to the final commercial development of the Initial Products. However, with the introduction and apparent favorable reception of the NUWAVE Video Processor ("NVP") and Softsets by original equipment manufacturers ("OEM") and professional and retail markets and to best capitalize on the expanding and converging markets, the Company has determined to devote substantially all of its personnel and economic resources it would have devoted to the Initial Products to the final commercial development and marketing of the NVP and Softsets.

     During 1997, the Company began the introduction and premarketing of its NVP as the "NUWAVE Video Processor" and the "Crystal Wave Video(TM)" circuit, and the Softsets as "Crystal Wave Softsets," through comprehensive sales presentations to prospective customers. Although the Company is unable to predict whether its marketing efforts will be successful, it believes based upon its presentations that the products have been well received, and several potential customers have indicated their desire to continue discussions. In January 1998, the Company entered into its first OEM contract, a multi-year supply agreement with Thomson Consumer Electronics for the purchase of the NVP ASIC chip. Thomson is the largest manufacturer and marketer of television receivers and related video products in the U.S. under the RCA, GE and ProScan brands. Thomson has recently informed the Company that it has not yet completed the development of the product that it intended to utilize the NVP ASIC chip, and therefore orders are not expected during 1999. The Company also recently announced a five-year manufacturing and marketing agreement with Terk Industries, Inc., a well-respected brand name, to manufacture and market under the Terk brand name a line-up of set-top boxes incorporating NUWAVE's technology for existing televisions and video output products.

     During March 1999 the Company produced its first NVP ASIC chips. After evaluation of these chips the Company will launch a full-scale sales program aimed at obtaining orders initially from those customers who have already evaluated the Company's technology and wish to test these chips in their products. The Company has marketing and sales organizations in place in the U.S., Japan and China, close to key prospective customers, to implement this program. For a discussion relating to manufacturing of the Company's products, see "Management's Discussion and Analysis or Plan of Operation--Manufacturing."

     The technology on which the Company's Initial Products is based was originated by Rave prior to the Company's organization and is licensed to the Company by Rave pursuant to the License Agreement. The Company also entered into the Development Agreement with Rave pursuant to which Rave did work in connection with the development of the Initial Products. The Development Agreement expired on October 1, 1998. See "Business--Research and Development."

     In March 1997, the Company agreed with Rave to exclude from the License Agreement certain video transmission technology which Rave may develop for application in the video game industry (the "Video Game Technology"). In return, Rave agreed to pay the Company 2.5% of net sales of products using the Video Game Technology and 25% of any fees it receives from licensing such technology. The Video Game Technology is not used in any of the Company's current products, and the Company had no current plans to develop it. The Company continues to hold the rights to the technology outside the video game industry under the License Agreement.

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

     Negotiations commenced in December 1994 and continued among Mr. Zarin, Mr. Chu, Mr. Wong on behalf of Prime and Mr. Randy Burnworth on behalf of Rave through early July 1995. As a result of these negotiations, the Company was organized in July 1995, at which time Prime terminated its exclusive license arrangement with Rave and the Company entered into the License Agreement. In addition, Rave agreed to continue the development of the technology and the Initial Products pursuant to the Development Agreement and Prime became the Company's exclusive agent to sublicense the products covered by the License Agreement to third parties (subject in all cases to the Company's approval) under the terms of the Agency Agreement. See "Risk Factors--Unconditional Obligation to Share Sublicense Fees" for a description of the Agency Agreement. Mr. Zarin became the Company's President and Mr. Chu became the Chairman of its Board of Directors and acting Chief Financial Officer. Mr. Wong became a director of the Company. The Company also entered into a consulting agreement with Corporate Builders, L.P., a limited partnership controlled by Mr. Chu.

     In connection with their organizational activities, Messrs. Chu, Wong, Burnworth and Zarin, as well as Rave and Prime, acted as "Promoters" of the Company within the meaning of the regulations promulgated by the Securities and Exchange Commission (the "Commission") pursuant to the provisions of the Securities Act of 1933, as amended (the "Securities Act").

     Mr. Wong, a former director of the Company, is a director and an approximate 16% shareholder in Prime. Mr. Wong is also the President and Chief Executive Officer of Prime. Mr. David Kwong, a former director of the Company, is a director and approximate 22% shareholder of Prime. Mr. Kwong is also a Vice President of Prime. Rave is an approximate 20% shareholder of Prime, and Mr. Burnworth is a director of Prime. Mr. Burnworth is not a shareholder or officer of Rave; however, he is the primary source of Rave's technology and provides the direct supervision with respect to all of the development performed by Rave. Substantially all of the stock of Rave is owned by members of Mr. Burnworth's immediate family. No officer or director of the Company has any ownership interest in, or serves as a director or officer of, Prime. No officer or director of the Company has any ownership interest in, or serves as a director or officer of, Rave.

     Rave's principal activities were to provide services for the Company pursuant to the Development Agreement which expired on October 1, 1998. See "Management's Discussion and Analysis or Plan of Operation--Research and Development" for a description of the services provided by Rave pursuant to the Development Agreement. The Development Agreement provided that all results of development, including unrelated developments, belong to the Company, and that Rave would not undertake any development activities for third parties without the consent of the Company. The Company believes that Rave misled the Company about its ability to perform the services required under the Development Agreement; did not perform the required services under the Development Agreement; and misled the Company about Rave's propriety rights to the Rave Clarity Circuit.

     On November 13, 1998, pursuant to the provisions of the License Agreement and the Development Agreement, the Company commenced an arbitration proceeding (the "Arbitration") under the American Arbitration Association Rules of Patent Arbitration against Rave and Randy Burnworth. Such proceeding seeks: damages due to Rave's and Burnworth's breaches of their contractual and common law obligations to the Company, including but not limited to those described above; and a determination that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company continues to have exclusive license rights to the "Licensed Product" and "Licensed Process" under the License Agreement.

     Prime was organized in 1993 and, at that time, substantially all of its activities related to proposed licensing of Rave's products and technology and the organization of the Company. The exclusive licensing arrangement between Rave and Prime relating to the technology used in the Initial Products was terminated in October 1998.

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

     Broadcast television technology is based on Analog Light Wave transmissions. Analog Light Waves are captured by an electronic television camera and turned into usable electrical energy in the form of lower frequency waves in the form of electrical currents in an electric circuit ("Analog Video Waves"). That wave is transmitted to a receiver, where it is projected at the standard broadcast rate of 30 frames per second ("fps") against a phosphorescent screen. The screen then emits Analog Light Waves, making the image visible to the human eye.

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

     Internet telecommunication is subject to greater limitations. All sites on the Internet are computers that process data on a digital basis linked by telephone lines. Information is typically transmitted over these lines from computers through modems. Currently, the fastest modems available for general use can transmit only a fraction of the digital information necessary to create real time images at 30 fps. Even if the speed of a modem was increased, the limitations of currently available personal computers for general use make it unlikely that a user would be able to retrieve and display data at a rate greater than 15 fps. One result is that real time teleconferences are generally accomplished by using special high speed modems and dedicated telephone lines rather than using the Internet. These telephone lines are usually provided by a national carrier having the equivalent band width of approximately 24 standard telephone lines, which is then able to transmit the video images at 30 fps. Charges for these dedicated lines are substantially the same as for 24 standard lines, making real time teleconferences expensive. The ability to use the Internet or otherwise use standard telephone lines for teleconferencing would substantially reduce costs of teleconferencing.

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

     One of the methods used to compress digitized video information for storage and transmission (other than television transmission) is to eliminate frames. A phenomenon causing analogous results occurs when the hard drive of a computer, or some other component, cannot retrieve or present data at sufficiently high fps. In either case, image movement is erratic and unrealistic. Regardless of whether the signal is compressed, the image may be subject to random salt and pepper patterns.

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

     The NVP achieves "blackness" correction by establishing a "reference to true black" and adjusting the rest of the color spectrum to that reference, making a "washed out" image appear more vivid. Similar referencing currently is available only in expensive video display units, TV monitors and projection systems; the NVP's proprietary circuits enable the process to be performed inexpensively on a printed circuit board, ASIC or a small portion of a integrated circuit chip.

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

     Through its Advanced Engineering Group, the Company has developed the Softsets to control the functions of the NVP. The Softsets give both end-users and manufacturers who use the NVP in their products the ability to manipulate the attributes of video images to their own taste or standards. For example, the manufacturer of a set-top box who includes the NVP and Softsets in its product could offer viewers the ability to select predetermined optimum video parameters for "Sports," "Movies," "Drama" or other predesignated programming from their remote control ("Active Softsets"). Additionally, program providers or other transmitters can encode their signal so that a receiving device containing the Softsets and enhanced NVP will automatically adjust its video parameters to a predetermined value when the signal is received ("Passive Softsets"). The encoded signal can also be included in the actual programming.

     During 1997, the Company began marketing the NVP as the "NUWAVE Video Processor" and the "Crystal Wave Video(TM)" circuit, and the Softsets as "Crystal Wave Softsets" through comprehensive sales presentations to prospective customers.

The Initial Products

     The Company originally anticipated devoting significant resources to the final commercial development of the Initial Products. However, with the introduction and apparent favorable reception of the NVP and Softsets by the OEM (including an order from Thomson) and the professional and retail markets and to best capitalize on the expanding and converging markets, the Company has determined to devote substantially all of its personnel and economic resources it would have devoted to these products to the marketing of the NVP and Softsets. Because the final commercial development of the Initial Products will be based in large part on the Company's experience in marketing the NVP and Softsets, the Company cannot predict when, if at all, it will finalize commercial development of these products or commence marketing them.

The Company's Other Potential Products

     The  Company  intends to  continue  to use  outside  consultants  to assure exposure to new ideas and technology. The Company, through its Advanced Engineering Group and agreements with third parties, is conducting investigation and research and development activities with respect to other new technologies/products to address the digital, PC and internet markets, which are new markets for the Company to participate in. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs.

Research and Development

     Research and development activity with respect to the Company's Initial Products was carried out by Rave prior to July 21, 1995, the date upon which the Company and Rave entered into the License Agreement and the Development Agreement. The Company's Initial Products were based on technology originated by Rave prior to the Company's organization and licensed to the Company by Rave pursuant to the License Agreement. Although it was the Company's intention to utilize Rave as its primary source for research and development activities, the Company has become dissatisfied with Rave's performance under the Development Agreement and has found it necessary to utilize its Advanced Engineering Group as its primary means for product development. On October 1, 1998 the three year term of the Development Agreement between the Company and Rave expired. The Company paid Rave an aggregate of (i) $2,731,906 for development services, (ii) $541,593 for equipment which was supposed to be used in conjunction with development services which were required and (iii) $125,913 for materials intended to be used in conjunction with the development services. The Company has also guaranteed an additional $76,078 for related equipment lease payments to be made on Rave's behalf.

     The Company's Advanced Engineering Group currently operates to support the continuing development of the Company's products and related technology, and the identification of additional sources of new technology. The Company utilizes its Advanced Engineering Group to create products and technology independent of the "Licensed Product" and "Licensed Process" as outlined in the License Agreement. These independently developed products and technology include the NVP, a significant amount of the software included in each of its products and new circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group also developed the Softsets for the NVP and certain of the enhancements to it. Utilizing this technology, the Company has developed the ProWave NVP 2.2 that is currently available as a stand-alone unit or a PC board with software. The Advanced Engineering Group is also currently developing a commercial video retail product which utilizes the NVP technology.

     As of December 31, 1998, the Advanced Engineering Group consisted of 5 of the Company's employees and outside consultant organizations who have on their respective staffs engineers, technicians and support personnel (totaling more than 30 personnel) who devote time to the Company on an as-needed project-by-project basis. The Company anticipates that the make-up of its Advanced Engineering Group will change from time to time depending on its current and anticipated development and commercialization plans. The Company's strategy with respect to new products and technologies is to continue to utilize the Advanced Engineering Group as well as other independent third party sources and to increase its internal technical and engineering staff as appropriate.

     From July 17, 1995 to December 31, 1998, the Company incurred expenses of $5,378,892 on research and development, of which approximately 63% was paid to Rave pursuant to the Development Agreement. During fiscal 1997 and 1998, $1,697,084 and $1,572,364, respectively, was spent on research and development activities. During the next 12 months, the Company estimates that it will spend approximately $850,000 in support of the commercialization of its products and on research and development. In the event the Company is able to generate sufficient revenues from sales of its Softsets and NVP products during such 12-month period, it anticipates it will increase its expenditures on research and development and the identification of new sources of technology.

     For a  discussion  regarding  disputes  under the  License  Agreement,  see
"Management's Discussion and Analysis or Plan of Operation--Research and Development."

Marketing and Sales

     The Company commenced marketing of its NVP and Softsets to manufacturers of video products including TVs, VCR's, DVD's, set-top boxes, satellite distribution systems, digital cameras and camcorders. The Company has also introduced its technology to companies that manufacture component parts and semiconductors used in the manufacture of such video products. The Company believes that the inclusion of its NVP and Softsets in such video products will allow them to produce significantly better images and allow for product differentiation, and the low cost to the user will make it an attractive product. The Company's goal is to position itself to take advantage of the converging television, telecommunication and computer markets by developing multiple products from its unique video enhancement technology.

     In that regard, the Company established three sales and marketing divisions to service the market needs: (1) the Crystal Wave Division for OEM, (2) the ProWave Division for the professional market and (3) the CWave Division for the retail and direct consumer markets. The core of the Company's unique technology is the NVP ASIC chip. This integrated circuit will be incorporated into each of the Company's divisional product lines.

     The Crystal Wave Division's potential customer base includes manufacturers of products that can utilize the NVP ASIC including the following product categories: TV, VCR, camcorder, digital camera, set-top box, large screen TV, LCD TV, plasma LCD TV, audio/video receivers, direct TV (DSS systems) and web TV. Manufacturers of such products include Thomson, Sony, Matsushita, Phillips, Mitsubishi, Sharp, Sanyo, Samsung, JVC, Zenith, General Instruments, Packard Bell, Compaq, IBM, Dell Computers and LSI Logic.

     Initially, the Company elected to contact all of the potential customers listed above directly or in conjunction with selected consultant organizations such as CTI with whom the Company has contracted on a commission basis. CTI, for over twenty six years, has been in the business of taking R&D and technology companies and introducing them to major companies specializing in their respective markets. The Company's sales strategy is a direct consultative sales approach that requires the presence of its own engineering and sales personnel to properly present and demonstrate the technology, explain the sales and marketing concepts, and maintain direct contact from an engineering position throughout the entire sales cycle. Although the Company is unable to predict whether its marketing efforts will be successful, it believes, based on its presentations, that the products have been well received, and several potential customers have indicated their desire to continue discussions.

     In January 1998, the Company entered into a multi-year supply agreement with Thomson for the purchase of its NVP ASIC chip. Thomson has recently informed the Company that it has not yet completed the development of the product that will utilize the NVP ASIC chip, and therefore orders are not expected during 1999. During March, 1999 the Company produced the first ASIC chips which, subsequent to testing and modification, will be used to launch a full-scale commercial marketing and sales program aimed at obtaining orders from those customers who have already evaluated the Company's technology and wish to test these chips in their products.

     During the second quarter of 1998, the Company opened a sales and engineering office in Osaka, Japan to maintain ongoing discussions, provide in-person demonstrations of the Company's technology and directly participate in technical due diligence sessions with potential customers who are evaluating the Company's technology. During the third quarter of 1998, the Company opened a sales and engineering office in Beijing, China for its products and technology to be sold into the Chinese domestic market, which is equal in size to the U.S. market.

     During 1997, the Company formed its ProWave Division for sales and marketing of the ProWave NVP 2.2 and related products to the professional video marketplace. The Company's potential customer base in this division fall into three major categories: (1) integrated systems dealers; (2) professional security and surveillance dealers; and (3) medical imaging dealers. These dealers will sell to the ultimate user of the product. The Company plans to utilize independent commissioned sales representatives along with its own internal staff and management team to manage, oversee, train and support the sales effort of the dealers. In November 1997, the Company contracted with The LACOM Group to help the Company activate a national independent sales "rep" and dealer network to support the launch of this Division. To date, the Company has sold limited quantities of the ProWave NVP 2.2 (primarily for sales demonstration purposes until the ASIC chip is available to replace the more expensive printed circuit board).

     The Company is currently developing retail products for consumers who do not have NUWAVE enabled products for their TV's but want to improve the picture quality of their home viewing. The Company's CWave Division will market these products. The Company has determined that the most effective way to introduce these products into the retail marketplace during 1999 is to work through distributors who will manufacture and sell to retailers, including those with whom they are currently doing business. The Company recently announced a five-year manufacturing and marketing agreement with Terk Industries, Inc., a well-respected brand name, to manufacture and market under the Terk brand name a line-up of set-top boxes incorporating NUWAVE's technology for existing televisions and video output products. At present, there are three hundred million non-enhanced televisions in the United States alone. See "Management's Discussion and Analysis or Plan of Operation--Marketing and Sales."

     In addition to product sales, the Company may license the manufacture of its products and use of its technology in situations in which such arrangements are to its economic advantage. However, because its emphasis has been on product sales and OEM manufacturing, it has not yet developed a comprehensive licensing program, established proposed royalties or otherwise determined the terms and conditions of the arrangements it may want to make with proposed licensees or others.

     The Company intends to support the above sales efforts through various sales and marketing programs/activities including trade advertising, attendance at industry trade shows, attendance at participating dealer shows, attendance at end-user events, literature mailers and co-op dealer advertising.

Manufacturing

     For a discussion relating to manufacturing of the Company's products, see "Management's Discussion and Analysis or Plan of Operation--Manufacturing."

Patents; Proprietary Information

     To the extent practicable, the Company has filed and intends to file U.S. patent and/or copyright applications for certain of its proposed products and technology. The Company has also filed and intends to file corresponding applications in key industrial countries worldwide.

     Under the License Agreement, the Company has exclusive license rights to all patents and copyrights obtained or to be obtained for the products and technology licensed under the License Agreement. For a discussion relating to the License Agreement and the exclusivity provisions thereunder, see "Management's Discussion and Analysis or Plan of Operation--Certain Factors That May Effect Future Results--License." In April 1996, the Company filed on behalf of Rave two patent applications for its Randall connector system and received one patent in respect thereof in November 1997 and the second patent in respect thereof in January 1998.

     For a discussion relating to the rejections of the patent applications for the Rave Clarity Circuit, see "Management's Discussion and Analysis or Plan of Operation--Research and Development." For a discussion relating to patents for the Company's independently developed products and risks related thereto, see "Management's Discussion and Analysis or Plan of Operation--Certain Factors That May Effect Future Results --Enforceability of Patents and Similar Rights; Possible Issuance of Patents to Competitors; Trade Secrets."

Competition

     For a discussion relating to the competition that the Company faces and risks related thereto, see "Management's Discussion and Analysis or Plan of Operation--Certain Factors That May Effect Future Results --Competition" and "--Rapid Changes to Industry Standards; Product Obsolescence."

Management Information Systems

     The Company believes that the capacity of its existing data processing and management information systems is sufficient to allow the Company to expand its business without significant additional capital expenditures. In addition, the Company has conducted a review of its systems to identify those systems that could be affected by the year 2000 problem and modifications to the Company's systems have been made. Testing of these modifications was completed January 31, 1999. See "Management's Discussion and Analysis or Plan of Operation--Year 2000."

Employees

     The Company currently has ten full-time employees and, depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development.

Facilities

     The Company has established its headquarters in Fairfield, New Jersey. Pursuant to the sublease relating to such facility, the Company is obligated to make monthly rental payments of $5,950. The lease is on a month-to-month basis. The Company's subleased portion of the facility is approximately 2,500 square feet and the sublease entitles the Company to share certain common areas.

ITEM 3.   LEGAL PROCEEDINGS

     On November 13, 1998, pursuant to the provisions of the License Agreement and the Development Agreement, the Company commenced an arbitration proceeding under the American Arbitration Association Rules of Patent Arbitration against Rave and Randy Burnworth. Such proceeding seeks (a) damages for the injuries to the Company caused by Rave's and Burnworth's breaches of their contractual and common law obligations to the Company and (b) a declaration that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company continues to have exclusive license rights to the "Licensed Product" and "Licensed Process" (each as defined in the License Agreement). See "Risk Factors--License."

         Rave has filed an amended counterclaim against the Company in the Arbitration, alleging breaches of the License Agreement and Development Agreement, trade libel, tortious interference and conspiracy, and seeking a declaration that Rave is entitled to the return and exclusive use of its own technology. Rave claims that it is entitled to $65,000 per month for the life of any patents on products it developed for the Company (approximately 15 more years), as well as damages in excess of $4 million on the various claims. The Company believes that Rave's claims are completely without merit; accordingly no liability has been recorded for this claim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company had a special meeting of its stockholders on March 19, 1999 (the "Special Meeting"). The meeting was convened for the purpose of ratifying the private placement of the Company's securities by Janssen-Meyers between May 19 and June 9 of 1998 (the "Private Placement").

     Shareholder ratification was required in order to comply with the corporate governance rules of NASDAQ SmallCap Market ("Nasdaq"). These rules require an issuer to obtain stockholder approval for the sale or issuance of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Because the Company did not obtain shareholder approval prior to the Private Placement, it was necessary for the Company to obtain shareholder ratification of the Private Placement after the fact.

     On March 19,  1999,  the  Special  Meeting  was held to ratify the  Private
Placement. Because the vote related to post-effective ratification of the Private Placement, holders of shares issued in the Private Placement or issuable upon exercise of warrants issued in the Private Placement ("Private Placement Shares") were not entitled to vote such Private Placement Shares. As such, only the holders of record of shares other than Private Placement Shares on the record date, February 3, 1999, were entitled to vote. There were 5,613,485 such shares outstanding and entitled to vote on the ratification of the Private Placement at the Special Meeting. 3,459,307 shares were voted at the Special Meeting, constituting 61.62% of the shares eligible to vote. Of those shares, 3,394,619 were voted in favor of the proposal to ratify the Private Placement, and 64,688 shares were voted against the proposal. There were 20,425 abstentions. As such, the Private Placement was ratified at the Special Meeting.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

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

                                  COMMON STOCK

QUARTERLY PERIOD ENDED                           HIGH                      LOW

March 31, 1997                                  $9.75                     $6.50

June 30, 1997                                    8.50                      5.63

September 30, 1997                               8.13                      4.50

December 31, 1997                                6.38                      3.68

March 31, 1998                                   6.63                      3.88

June 30, 1998                                    4.50                      2.94

September 30, 1998                               3.50                      1.38

December 31, 1998                                4.19                      0.66

     As of March 12, 1999, there were approximately 212 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

     The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     The following paragraphs set forth certain information with respect to securities sold by the Company within the past three years in transactions that were not registered under the Securities Act pursuant to the provisions of
Section 4(2) of the Securities Act and/or Regulation D as promulgated under the Securities Act.

     On December 3, 1997, the Company contracted with Lippert/Heilshorn & Associates, Inc. ("LHA") to provide various investor relations and public relations services for the Company. In return for such services, the Company granted to LHA 30,000 options to purchase the Company's Common Stock at $5.78 per share (market price on date of grant). In addition, the Company agreed to pay LHA a fee of $7,500 per month plus normal business expenses. The original term of the contract terminated on March 31, 1998 and had continued on a month-to-month basis until December, 1998, at which point the contract was terminated completely.

     On January 16, 1998, the Company entered into a letter agreement (the "Letter Agreement") with Trinity Capital Advisors, Inc. ("Trinity") pursuant to which Trinity agreed to identify an accredited investor who would provide financing to the Company by purchasing shares of Common Stock from the Company. In return for such service, the Company agreed to pay to Trinity a commission of 7% of the principal amount of the Common Stock sold and 20,000 warrants to purchase Common Stock at $5.75 per share (market price on the date of grant). In February 1998, Trinity identified Profutures as such an accredited investor (see paragraph below). Pursuant to the Letter Agreement, in February 1998, the Company paid a commission of $70,000 (i.e., 7% of the principal amount of the Common Stock sold) and granted 20,000 warrants to Trinity.

     On February 6, 1998, the Company entered into a two-year agreement with Profutures whereby the Company issued 253,485 shares of its Common Stock for an aggregate purchase price of $1,000,000. In addition, subject to certain conditions, the agreement provides that, from time to time over the life of the agreement, the Company shall issue put options ("Puts") to Profutures whereby the Company shall issue for each Put and Profutures shall purchase, at the Company's option, shares of the Company's Common Stock for a minimum of $250,000 and a maximum of $750,000. The total aggregate value of the Puts over the life of the agreement must be a minimum of $1,000,000 and cannot exceed $5,000,000. The purchase price of the Common Stock will be at 88% of the fair market value of the Common Stock at the time of the Put. The following restrictions, among others, apply beginning with the second Put: (1) there must be 20 business days between Puts; (2) the average daily trading volume in the Company's Common Stock for the 30 trading days prior to the Put date must be at least 20,000 shares;
(3) the minimum bid price for the Company's Common Stock on the trading day immediately preceding the Put date must be at least $2.50; and (4) unless Profutures agrees otherwise, no Put can be made which causes Profutures to own more than 9.9% of the Company's then outstanding Common Stock.

     In connection with such agreement, the Company issued to Profutures warrants to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $6.41 per share and supplemental warrants to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $3.95 per share. The warrants may be exercised at any time beginning August 6, 1998 and ending 3 years thereafter. The supplemental warrants may be exercised at any time beginning April 19, 1998 and ending 5 years thereafter.

     On March 3, 1998, the Company entered into the Consulting Agreement with Janssen-Meyers whereby Janssen-Meyers agreed to provide consulting services relating to corporate finance and other financial services matters. As compensation for such services, the Company agreed to pay Janssen-Meyers $5,000 per month during an initial term ending September 3, 1999, subject to automatic one-year term extensions unless either the Company or Janssen-Meyers gives written notice of termination at least 30 days prior to the end of the initial or subsequent terms. In connection with such Consulting Agreement, the Company also issued to Janssen-Meyers 400,000 Consultant Warrants. The Consultant Warrants have an exercise price of $4 per share, are exercisable after September 3, 1999 and expire on March 3, 2003.

     On May 11, 1998, the Company entered into a placement agency agreement with Janssen-Meyers to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act, 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants between May 19, 1998 and June 9, 1998 for an aggregate purchase price of $7,280,546. Each Class A Redeemable Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.24, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time during the period commencing on June 9, 1998 and expiring on May 11, 2003. The Class A Redeemable Warrants are subject to redemption by the Company at $.01 per warrant 12 months after the effective date of a registration statement covering the Class A Redeemable Warrants on not less than 30 days prior written notice to the holders of the Class A Redeemable Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Class A Redeemable Warrants for a period of thirty consecutive trading days ending on the day prior to the day on which the Company gives notice of redemption. The Class A Redeemable Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption.

     Janssen-Meyers received for acting as placement agent a commission of 10% ($728,055) of the gross proceeds from the sale of the Common Stock and Class A Redeemable Warrants, as well as a 3% non-accountable expense allowance ($218,416) and reimbursement of other costs, including legal expenses relating to the offering ($77,171). In addition, Janssen-Meyers received as part of its compensation Unit Warrants, exercisable until May 11, 2003, to purchase up to
(i) 688,084 shares of the Company's Common Stock at a price per share ranging from $2.50 to $3.06 and (ii) 516,068 Class A Redeemable Warrants to purchase up to 516,068 shares of the Company's Common Stock at a price per share of $3.24.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          Summary Financial Information

     The summary financial data set forth below are derived from and should be read in conjunction with the financial statements, including the notes thereto, filed as part of this Form 10-KSB.

                                                                                       July 17, 1995
                                           Year Ended              Year Ended         (Inception) to
    Statement of Operations Data:       December 31, 1997      December 31, 1998     December 31, 1998
Revenues                                $     10,275           $     12,545          $        22,820
Net Loss                                $  3,848,316           $  3,998,271          $    13,187,827
Net loss per common share               $     (0.72)           $     (0.55)
Weighted average number of  shares         5,343,348              7,259,896

                                         December 31,           December 31,
         Balance Sheet Data:                 1997                   1998
Working capital                         $  1,709,988           $   4,904,765
Total assets                            $  2,270,763           $   5,515,352
Total liabilities                       $    153,623           $     261,201
Deficit accumulated during              $  9,189,556           $  13,187,827
   the development stage
Stockholders' equity                    $  2,117,140           $   5,254,151

Forward Looking Statements

     This Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Marketing and Sales," "Research and Development," "Manufacturing," "Liquidity and Capital Resources" and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital when required, and the risk factors detailed from time to time in the Company's annual report on Form 10-KSB and other materials filed with the Securities and Exchange Commission ("SEC").

     All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

General

     The Company is a development stage enterprise organized in July 1995. The Company develops and intends to manufacture and market products that improve picture quality in set-top boxes, TVs, VCRs, DVDs, camcorders and other video devices by enhancing and manipulating video signals. In July 1996, the Company completed an initial public offering ("IPO") of its Common Stock and Public Warrants from which it received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. On February 11, 1998, the Company received net proceeds of $859,347 for issuance of 253,485 shares of its Common Stock to Profutures. The Company also issued warrants to purchase up to 100,000 shares of its Common Stock to Profutures. In addition, the Company may issue Puts to Profutures over a two-year period whereby Profutures shall purchase a minimum of $1,000,000 up to a maximum of $5,000,000 of the Company's Common Stock (valued at 88% of the market value thereof). Puts are for a minimum of $250,000 and a maximum of $750,000 with certain restrictions applying beginning with the second Put. On May 11, 1998, the Company entered into a placement agency agreement with Janssen-Meyers Associates, L.P. ("Janssen-Meyers") to act as the Company's placement agent in a private equity placement whereby the Company issued 2,742,904 shares of its Common Stock and 2,057,207 Class A Redeemable Warrants between May 19, 1998 and June 9, 1998 for net proceeds of $6,035,562. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

     At the time of the IPO, the Company had produced and tested fully operational working prototypes of certain of the Initial Products. Subsequent to the IPO, the Company established the Advanced Engineering Group to support the continuing development of its products and related technology, and the identification of additional sources of new technology. The Advanced Engineering Group is made up of the Company's own employees and third party consultants who work with the Company on a project by project basis. The Advanced Engineering Group operates under the direction of the Company's Vice President-Engineering (prior to September 1998, it operated under the direction of the Company's Vice President-Marketing/Technical Development). The Company utilizes its Advanced Engineering Group to create products and technology independent of the "Licensed Product" and "Licensed Process" as outlined in the License Agreement with Rave. These independently developed products and technology include the NUWAVE Video Processor ("NVP"), a significant amount of the software included in each of its products and new circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group also developed the Softsets for the NVP and certain of the enhancements to it. Utilizing this technology, the Company has developed the ProWave NVP 2.2, a product for the professional video market, that is currently available as a stand-alone unit or a PC board with software. The Advanced Engineering Group is also currently developing a commercial video retail product also utilizing the NVP technology.

     The Company intends to produce the NVP in the form of an ASIC chip in accordance with a customer's specific application requirements supported by firm commitments rather than producing and storing in inventory ASIC chips in anticipation of applications required by customers in the future. In this regard, the Company contracted with Adaptive Micro-Wave Inc. ("Adaptive"), an engineering firm specializing in engineering product management, to provide necessary technical support and manage this process under the Company's direction. The Company also contracted with The Engineering Consortium ("TEC"), a specialized design engineering group, to complete the design work necessary to convert the Company's current NVP PC board design to ASIC specifications and contracted with Zentrum Mikroelectronik Dresden GmbH ("ZMD"), a fabricator and manufacturer of integrated circuits, for production of the ASIC. The Company recently completed the final design layout of the ASIC chip and during March 1999 produced the first ASIC chips for testing and final evaluation purposes.

     The Company has significantly scaled back its research and development, and marketing and related activities with respect to all other existing or proposed products in order to concentrate its resources on the continued development and marketing of its Softsets and NVP products (i.e., ASIC chip for the OEM market, the ProWave NVP 2.2 in the stand alone unit and PC board version for the professional video market and the consumer video retail version). As indicated above, the Company recently produced its first NVP ASIC chips for testing and final evaluation purposes. The Company, through its Advanced Engineering Group and agreements with third parties, is currently conducting investigation and research and development activities with respect to other new technologies/products to address the digital, PC and internet markets. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs. The Company believes this product strategy will allow it to take full advantage of the growth opportunity presented by the converging PC, television, internet and telecommunication markets, which the Company believes to be quite significant.

     As of December 31, 1998 the Company had accumulated a deficit during the development stage of $13,187,827 which includes a net loss for the year ended December 31, 1998 of $3,998,271. The loss for the year ended December 31, 1998 included $2,646,409 in general and administrative expenses, representing an increase of $310,409 compared to the year ended December 31, 1997. This increase was the result of the Company's planned growth and expansion including establishment of a China office ($91,503), increased personnel and payroll costs ($22,558), professional and legal services ($203,315), insurance costs ($9,745), investor relations ($85,305), travel and entertainment costs ($7,646), office rent ($14,017), recruiting costs ($40,000), financial consulting fees ($235,412) and other ($33,762). This increase was partially offset by a decline in sales and marketing costs of $362,854 discussed more fully below and a $70,000 decrease in payments made to Prime Technologies, Inc. ("Prime") pursuant to the Exclusive Agency Agreement ("Agency Agreement") between the Company and Prime dated July 21, 1995. See "Liquidity and Capital Resources." Although the Company anticipates deriving some revenue from the sale of its proprietary software (Softsets) and the NVP products during 1999, no assurance can be given that these products will be successfully marketed during such period. Even if revenues are produced from the sale of such products, the Company expects to continue to incur losses for at least the next 12 months. See "Liquidity and Capital Resources."

Marketing and Sales

     In anticipation of production of its NVP ASIC chip, the Company has been conducting sales presentations of the NVP and Softsets to prospective OEM customers world wide (i.e., manufacturers of set-top boxes, televisions, VCR's, DVD's and other video output devices). During March 1999 the Company produced its first NVP ASIC chips. After final evaluation and modification of these chips the Company will launch a full-scale sales program aimed at obtaining orders initially from those customers who have already evaluated the Company's technology and wish to test these chips in their products. The Company has marketing and sales organizations in place in the U.S., Japan and China, close to key prospective customers, to implement this program. Although the Company is unable to predict whether its marketing efforts will be successful, it believes that its products have been well received.

     In January 1998, the Company entered into a multi-year supply agreement with Thomson Consumer Electronics ("Thomson") for the purchase of its NVP ASIC chip. Thomson has recently informed the Company that it has not yet completed the development of the product that will utilize the NVP ASIC chip, and therefore orders are not expected during 1999.

     The Company is currently developing retail products for consumers who do not have NUWAVE enabled products for their TV's but want to improve the picture quality of their home viewing. The Company's CWave Division will market these products. The Company has determined that the most effective way to introduce this product into the retail marketplace during 1999 is to work through distributors who will manufacture and sell to retailers, including those with whom they are currently doing business. The Company recently announced a five-year manufacturing and marketing agreement with Terk Industries, Inc., a well respected brand name to manufacture and market under the Terk brand name, a line-up of set-top boxes, incorporating NUWAVE's technology for existing televisions and video output products. At present, there are three hundred million non-enhanced televisions in the United States alone.

     During the second quarter of 1998, the Company opened a sales and engineering office in Osaka, Japan to maintain ongoing discussions, provide in-person demonstrations of the Company's technology and directly participate in technical due diligence sessions with potential customers who are evaluating the Company's technology. During the third quarter of 1998, the Company opened a sales and engineering office in Beijing, China for its products and technology to be sold into the Chinese domestic market, which is equal in size to the U.S. market.

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

     The Company has contracted with Competitive Technologies, Inc. ("CTI") to assist it in the development of the Company's OEM business. CTI, for over twenty-six years, has been in the business of taking R&D and technology companies and introducing them to the major companies specializing in their respective markets. The Company also has contracts with several individuals and organizations that will act in a commissioned sales representation capacity regarding the Company's products.

     During 1997, the Company had contracted with a professional marketing communications firm to assist in the development and implementation of a program to develop market awareness and commercialization of its products. This program included development of Company and product brochures and press kits, product specification sheets, development of a Company booth for use at trade shows, attendance at key trade shows, mailers, the production of corporate videos for use at sales presentations, development of and placement of advertisements in key industry journals, etc. The developmental costs relating to these programs were substantially incurred during 1997 and as a result such expenditures for 1998 were reduced by approximately $271,351. During the year ended December 31, 1998 costs included $21,204 for professional sales and marketing consultants compared to $230,361 for the year ended December 31, 1997; $139,708 for advertising and public relations compared to $314,527 for the year ended December 31, 1997; $8,283 for trade shows compared to $47,610 for the twelve months ended December 31, 1997; and $151,953 relating to the offices in Japan and China opened in 1998. The Company is continually reviewing its needs with a view to maximizing efficiency while conserving its resources.

Research and Development

     For a discussion of the Company's research and development activities carried out by its Advanced Engineering Group, see "Management's Discussion and Analysis or Plan of Operation--General."

     Research and development activity with respect to the Company's Initial Products was carried out by Rave prior to July 21, 1995, the date upon which the Company and Rave entered into the

License Agreement and the Development Agreement. The Company's Initial Products were based on technology originated by Rave prior to the Company's organization and licensed to the Company by Rave pursuant to the License Agreement. Although it was the Company's intention to utilize Rave as its primary source for research and development activities, the Company has become dissatisfied with Rave's performance under the Development Agreement and has found it necessary to utilize its Advanced Engineering Group as its primary means for product development. On October 1, 1998 the three-year term of the Development Agreement between the Company and Rave expired. The Company paid Rave an aggregate of (i) $2,731,906 for development services ("Development Service Payments"), (ii)
$541,593 for equipment which was supposed to be used in conjunction with required development services and (iii) $125,913 for materials intended to be used in conjunction with the development services. The Company has also guaranteed an additional $76,078 for related equipment lease payments to be made on Rave's behalf.

     Concurrent with the research and development undertaken by the Advanced Engineering Group, the Company retained patent counsel in 1996 to prosecute a patent application on the video clarity circuit provided by Rave ( the "Rave Clarity Circuit"), which, of the Initial Products, the Company had identified as the most likely candidate for immediate commercial exploitation. The Company was informed in January, 1998, that (a) such application had been rejected, and (b) such initial rejections by the United States Patent and Trademark Office ("Patent office") are not uncommon. The claims in the application were modified and the application was resubmitted twice. Both times it was again rejected by the Patent Office on the grounds that the Rave Clarity Circuit was identical to a circuit that was the subject of a prior United States patent issued to a third party (the "Prior Art"). The Company has determined not to proceed with further prosecution of the patent application on the Rave Clarity Circuit. The Company acquired the exclusive rights to the Prior Art in August 1998.

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

     The Development Service Payments also satisfied the Company's payment obligations under the License Agreement between the Company and Rave which gave the Company exclusive rights to the "Licensed Product" and "Licensed Process" (each as defined therein) for the three-year term of the Development Agreement. Commencing October 1, 1998, the Company did not pay Rave $65,000 per month under the License Agreement thereby giving Rave the right, which was exercisable by giving notice to the Company prior to November 2, 1998, to convert the Company's rights to the "Licensed Product" and "Licensed Process" into that of a non-exclusive licensee. Rave failed to give such notice in the specified time and the Company believes it retains exclusive rights to the "Licensed Product" and "Licensed Process."

     On November 13, 1998, pursuant to the provisions of the License Agreement and the Development Agreement, the Company commenced an arbitration proceeding under the American Arbitration Association Rules of Patent Arbitration against Rave and Randy Burnworth. Such proceeding seeks (a) damages for the injuries to the Company caused by Rave's and Burnworth's breaches of their contractual and common law obligations to the Company, including but not limited to those referred to above and (b) a declaration that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company continues to have exclusive license rights to the "Licensed Product" and "Licensed Process" under the License Agreement.

         Rave has filed an amended counterclaim against the Company in the Arbitration, alleging breaches of the License Agreement and Development Agreement, trade libel, tortious interference and conspiracy, and seeking a declaration that Rave is entitled to the return and exclusive use of its own technology. Rave claims that it is entitled to $65,000 per month for the life of any patents on products it developed for the Company (approximately 15 more years), as well as damages in excess of $4 million on the various claims. The Company believes that Rave's claims are completely without merit; accordingly no liability has been recorded for this claim.

Manufacturing

     The Company does not contemplate that it will directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed NVP and Softsets. It also may license to third parties the rights to
manufacture  the  products,   through  direct  licensing,  OEM  arrangements  or
otherwise.

     The Company intends to produce the NVP ASIC chip in accordance with a customer's specific application requirements supported by firm commitments rather than producing and storing in inventory ASIC chips in anticipation of applications required by customers in the future. In this regard, the Company contracted with Adaptive to provide necessary technical support and manage this process under the Company's direction, contracted with TEC to complete the design work necessary to convert the Company's current NVP PC board design to ASIC specifications and contracted with ZMD for production of the ASIC. The Company recently produced its first NVP ASIC chips for testing and final evaluation purposes.

Employees

     The Company has ten full-time employees and, depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development.

Liquidity and Capital Resources

     From its inception until the IPO, the Company relied for all of its funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of its debt and equity securities ("Private Financings"). In July 1996, the Company completed its IPO and received net proceeds of $9,538,428. The Company used $2,073,652 of the net proceeds of the IPO to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings.

     On February 6, 1998, the Company entered into a two-year agreement with Profutures whereby the Company issued 253,485 shares of its Common Stock for an aggregate purchase price of $1,000,000. On May 11, 1998, the Company entered into a placement agency agreement with Janssen-Meyers to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act, 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants between May 19, 1998 and June 9, 1998 for an aggregate purchase price of $7,280,546. See "Market For Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities" for further descriptions of these agreements.

     As indicated earlier, the Company has developed products and technology independent of the "Licensed Product" and "Licensed Process" covered by the License Agreement with Rave and believes that a substantial portion of its future sales will not include "Licensed Product" and "Licensed Process." Pursuant to the terms of the Agency Agreement between the Company and Prime, Prime will receive 35% of net sublicensing fees received by the Company with respect to the first $50,000,000 of aggregate net sales of "Licensed Product," "Licensed Process" and "Results of Development" (as defined in the Development Agreement) made by the Company's sublicensees, after subtracting any royalty payments made to Rave pursuant to the License Agreement, and any other licensing expenses, and thereafter 45%. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 has been paid in accordance with the terms of the Agency Agreement, (ii) $400,000 is payable out of the Company's first sublicensing fees of "Licensed Product," "Licensed Process" and "Results of Development," and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales of "Licensed Product," "Licensed Process" and "Results of Development" exceed $200,000,000.

     The Company has determined to concentrate its resources and product strategy on the sale of its Softsets and NVP products and therefore the Company anticipates that its available cash will be sufficient to satisfy its contemplated cash requirements for at least through the next twelve months.

Plan of Operation

     The Company's plan of operation over the next 12 months focuses primarily on the final phase of the development of its ASIC chip, marketing and sales of its Softsets and NVP products in the OEM, professional video and retail markets and the continued effort necessary to support the sales and marketing of these products. In this regard, the Company has recently produced the first NVP ASIC chips. After final evaluation of the chips, the Company plans to launch a full-scale sales and marketing program aimed initially at obtaining orders from those customers who have already evaluated the Company's technology and wish to test the chips in their products. Also, the Company, through its Advanced Engineering Group and agreement with third parties, is currently conducting investigation and research and development activities with respect to other new technologies/products to address the digital, PC and internet markets. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs.

     The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the estimated cash requirements of the Company for the next 12 months. In the event of unanticipated expenses, delays or other problems beyond this period, the Company might be required to seek additional funding. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of Softsets and the NVP products, it may require resources greater than its available cash or than are otherwise available to the Company. In such event, the Company may be required to raise additional capital. There can be no assurance that such additional capital will be available to the Company if needed, on commercially reasonable terms or at all.

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

Year 2000

     The Company recognizes the need to ensure that its operations and systems (including information technology ("IT") and non-information technology ("non-IT") systems) will not be adversely affected by year 2000 hardware and software issues. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable years. Any of the company's programs that have time-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The year 2000 problem affects the Company's installed computer systems, software applications and other business systems that have time sensitive programs.

     The Company has conducted a review of its IT and non-IT systems to identify those systems that could be affected by the year 2000 problem. Modifications to the Company's systems as a result of the findings have been completed. Testing of these modifications was completed January 31, 1999. In addition, the Company has contacted its major supplier (the fabricator/manufacturer of its ASIC chip) to verify that the systems that the major supplier uses are or will be year 2000 compliant. If the Company's major supplier, or others with whom the Company does business, experience problems related to the year 2000 issue, the Company's business, financial condition or results of operations could be materially adversely affected. Based on its current estimates and on information currently available, the Company does not anticipate that the costs associated with year 2000 compliance issues will be material to the Company's financial position or results of operations.

     The Company believes that its year 2000 project will allow it to be year 2000 compliant in a timely manner. There can be no assurances, however, that the Company's information systems or those of a third party on which the Company relies will be year 2000 compliant by the year 2000. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse affect on the Company's business, operations or financial condition. There can be no guarantee that the Company's year 2000 goals or expense estimates will be achieved, and actual results could differ.

Certain Factors That May Affect Future Results

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

1.   Development Stage Enterprise; Absence of Operating History

     The Company is a development stage enterprise. It has had only a limited operating history and has sold only a limited quantity of its products to date (primarily for demonstration purposes). Since its inception in July 1995, the Company has been engaged primarily in: raising funds; directing Rave Engineering Corporation in the continuing development of the Initial Products; recruiting management and technical personnel, including members of the Company's Advanced Engineering Group; directing and supervising its Advanced Engineering Group in the continuing development of the NUWAVE Video Processor and the Softsets; and pre-marketing activities.

     More recently, the Company produced its first NUWAVE Video Processor in an application specific integrated chip (ASIC) format. After final evaluation of these chips, the Company will launch a full scale sales program aimed at obtaining orders initially from those customers who have already evaluated the Company's technology and wish to test these chips in their products.

     The Company's prospects must be considered in light of the risks associated with the establishment of a new business in the evolving electronic video industry. In the Company's case this is particularly so, as further risks will be encountered in its shift from the development to the commercialization of new products based on innovative technology. There can be no assurance that the Company will be able to generate revenues or achieve profitable operations.

2.   Limited Revenues; Accumulated Deficit; Anticipated Future Losses

     To date, the Company has received only limited revenue from the sale of its products (primarily from sales made for demonstration purposes). It does not anticipate significant operating revenue until its relevant technology and one or more of its products is completely developed, manufactured in commercial quantities and made available for commercial delivery. There can be no assurance that its technology and products, if developed and manufactured, will be able to compete successfully in the marketplace and/or generate significant revenue. The Company has incurred significant costs in connection with the development of its technologies and proposed products and there is no assurance that it will achieve sufficient revenues to offset anticipated operating costs. As of
December 31, 1998, the Company had an accumulated deficit of $13,187,827. Although the Company anticipates deriving some revenue from the sale of its NUWAVE Video Processor and related products and Softsets within the next 12 months, no assurance can be given that these products will be successfully marketed or even completely developed and tested for commercial use during such period. Management anticipates that the Company will continue to incur substantial losses for at least the next 12 months. Included in such former and future losses are research and development expenses, marketing costs, manufacture and assembly, and general and administrative expenses. The Company anticipates that it will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with its continued research and development activities. The Company anticipates that its losses will continue until it is able to generate sufficient revenues to support its operations.

3. Significant Capital Requirements; Dependence on Available Cash; Need for Additional Financing

     The Company's capital requirements in connection with its development activities have been and will continue to be significant. The Company has been dependent upon the proceeds of sales of its securities to private investors to fund its initial development activities. Since its initial public offering in July 1996, the Company has raised capital by making the following sale of its securities to private investors: on February 11, 1998, the Company received net proceeds of approximately $859,347 from the sale of 253,485 shares of its Common Stock to Profutures Special Equities Fund, L.P. ("Profutures") pursuant to a Securities Subscription Agreement dated as of February 6, 1998 (the "Investment Agreement"); and between May 19, 1998 and June 9, 1998, the Company received net proceeds of approximately $6,035562 from the sale of 2,742,904 shares of its Common Stock and 2,057,207 Class A Redeemable Warrants to certain accredited investors. See "Management's Discussion and Analysis or Plan of Operation--General."

     In addition, under the Investment Agreement, the Company has the right, subject to certain conditions, to draw up to $5,000,000 in cash by selling shares of Common Stock to ProFutures. The Company has this right until April 15, 2000, and such shares are to be sold at a price equal to eighty-eight percent (88%) of the Market Price (as defined in the Investment Agreement) of the Common Stock on the relevant draw down date. There is no assurance, however, that the conditions to the right to draw will be satisfied. The company has the sole discretion, subject to certain conditions, as to when and in what amount such draws will be made. However, The Company is required to draw a minimum of $1,000,000 in cash in exchange for shares of Common Stock prior to April 15, 2000. A registration statement on Form S-3 covering the resale of all of the Common Stock issued and issuable to ProFutures under the Investment Agreement became effective on April 15, 1998.

     The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy all of its estimated cash requirements for the next 12 months. In the event of unanticipated expenses, delays or other problems, the Company might be required to either utilize the equity financing available under the Investment Agreement or seek additional funding elsewhere. Also, if it were to receive a larger than anticipated number of initial purchase orders upon introduction of the Softsets or the NuWave Video Processor products, the Company might require additional capital. No assurance can be given that the Company will be able to obtain such additional capital on commercially reasonable terms or at all. An inability to obtain additional financing, when needed, would have a material adverse effect on the Company, and possibly require it to curtail or cease operations. To the extent that any future financing involves the sale the Company's equity securities, its existing stockholders could be substantially diluted.

4.   New Concept; Uncertainty of Market Acceptance; Lack of Marketing Experience

     The Company develops technology and products utilizing new concepts and designs in video imagery and processing. The Company's prospects for success will depend on its ability to successfully sell its products to key manufacturers and distributors who may be inhibited from doing business with the Company because of their commitment to their own technologies and products. As a result, demand and market acceptance for the Company's technology and products are subject to a high level of uncertainty. The Company currently has limited financial, personnel and other resources to undertake the extensive marketing activities that will be necessary to market its technology and products once their development is completed. No assurance can be given that any of its potential customers will enter into any arrangements with the Company. Further, there is no assurance that the Company's marketing efforts will be successful.

5.   Dependence on Third-Party Design Changes

     Commercialization of the NuWave Video Processor and sale to manufacturers of the relevant video equipment will require such manufacturers to adopt new circuit configurations to accommodate the relevant chip in their products. The Company anticipates that manufacturers wishing to use the NuWave Video Processor will make such modifications because of the benefits derived from the improved performance of their products and the relative simplicity of such modifications. However, there is no assurance that such modifications will be made. Also, the cost of such modifications may inhibit or prevent their adoption. The Company's ability to sell and/or license its products would be adversely affected if designers and manufacturers fail to make such modifications.

6.   License

     General. In July 1995, the company entered into the following agreements with Rave Engineering Corporation ("Rave"): (1) Exclusive Worldwide License Agreement, dated July 21, 1995 (the "License Agreement") and (2) Development Agreement, dated July 21, 1995 (the "Development Agreement"), which expired on October 1, 1998. Pursuant to the License Agreement, Rave licensed to the Company a substantial portion of the technology from which its Initial Products were derived. See "Summary--The Company" for a definition of Initial Products. Under the License Agreement, the Company is obligated to pay to Rave the following:

     o royalties of 2.5% of "Licensed Product" (as defined in the License Agreement) the Company sells;

     o royalties of 25% of any sublicensing fees that sublicensees of the "Licensed Product" and "Licensed Process" (as defined in the License Agreement) pay to the Company; and

     o minimum aggregate payments of royalties (under the License Agreement) and development fees (under the Development Agreement) equaling $65,000 per month.

     If the Company does not make the $65,000 minimum aggregate payment described above, Rave has the option to make the License Agreement non-exclusive. Commencing October 1, 1998, the Company stopped paying to Rave such minimum amount. This gave Rave the right to make the License Agreement non-exclusive by giving the Company notice prior to November 2, 1998. However, Rave failed to give such notice within the specified time. Accordingly, the Company believes that it still retains exclusive license rights to the "Licensed Product" and "Licensed Process" under the License Agreement.

     Arbitration. In July 1996, on behalf of Rave, the Company filed a patent application on a video clarity circuit which Rave provided to it under the License Agreement ("Rave Clarity Circuit"). Of the products and technology which Rave provided to the Company under the License Agreement, the Company identified the Rave Clarity Circuit as the most likely candidate for immediate commercial exploitation. Although Rave claimed proprietary rights to the Rave Clarity Circuit, in January 1998, the Company received a rejection of its patent application from the patent examiner's office. The Company modified the claims in the application and resubmitted the application twice. Both times it was rejected on the grounds that the Rave Clarity Circuit was identical to a previously patented circuit. In August 1998, the Company acquired exclusive rights to such previously patented circuit. As a result, the Company decided not to proceed with further prosecution of the patent application on the Rave Clarity Circuit.

     Dissatisfied with Rave's performance under the Development Agreement, in July 1998, representatives of the Company conducted a technical audit of the consulting and development services (not limited to the Rave Clarity Circuit) that Rave agreed to perform under the License Agreement and the Development Agreement. On the basis of such audit and the repeated rejections of the patent applications for the Rave Clarity Circuit, the Company concluded that:

     o Rave had not performed the required services under the Development Agreement;

     o Rave misled the Company about its ability to perform the services required under the Development Agreement; and

     o Rave misled the Company about Rave's propriety rights to the Rave Clarity Circuit.

     On November 13, 1998, pursuant to the provisions of the License Agreement and the Development Agreement, the Company commenced an arbitration proceeding under the American Arbitration Association Rules of Patent Arbitration against Rave and Randy Burnworth. Such proceeding seeks:

     o damages due to Rave's and Burnworth's breaches of their contractual and common law obligations to the Company, including but not limited to those described above; and

     o a determination that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company continue to have exclusive license rights to the "Licensed Product" and "Licensed Process" under the License Agreement.

     There is no assurance that the Company will be successful in the Arbitration. Further, if the arbitrator rules that Rave is entitled to significant royalties or other payments with respect to its technology, it could have a material adverse effect on the Company's operations.

         Rave has filed an amended counterclaim against the Company in the Arbitration, alleging breaches of the License Agreement and Development Agreement, trade libel, tortious interference and conspiracy, and seeking a declaration that Rave is entitled to the return and exclusive use of its own technology. Rave claims that it is entitled to $65,000 per month for the life of any patents on products it developed for the Company (approximately 15 more years), as well as damages in excess of $4 million on the various claims. The Company believes that Rave's claims are completely without merit; accordingly no liability has been recorded for this claim.

7. Uncertainty of Product and Technology Development; Need for Product Testing; Technological Factors

     Development of the Company's products are subject to all of the risks inherent in the development of new technology and products including the following risks: unanticipated delays; expenses; technical problems or difficulties; and possible insufficiency of funding to complete development. There is no assurance as to when, or whether, the Company can successfully complete such developments. Further, there is no assurance that the Company can develop products in commercially salable form within its projected development schedule. If the Company is unable to complete its development activities for its proposed products, it would have to complete development through third parties. Management believes that the Company has sufficient resources to complete development of its products. However, there is no assurance that it will be able to complete such development in a timely manner, or at all. There is also no assurance that it can enter into economically reasonable arrangements for the completion of such products by third parties.

     In connection with the development of commercially salable prototypes, the Company must successfully complete a testing program for its products before marketing them. Unforeseen technical problems arising out of such testing could significantly and adversely affect its ability to manufacture a commercially acceptable version. In addition, the Company's success will depend upon its technology and proposed products meeting acceptable cost and performance criteria and upon their timely introduction into the marketplace. There can be no assurance that the Company's technology and proposed products will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur. Should any such problems arise, the result would be increased costs and/or material delays in the development of the proposed products.

8.   Unconditional Obligation to Share Sublicense Fees

     The Company has entered into an Agency Agreement with Prime. The Agency Agreement provides that Prime will be the Company's exclusive agent for entering into sublicenses for the products and technology licensed to the Company by Rave under the License Agreement. It also provides that Prime will assist the Company in the development and implementation of a sublicensing program. [Subject to certain minimum sales requirements, the Company is required to pay to Prime 35% to 45% of net sublicense fees that it receives (together with certain additional payments) for (a) "Licensed Product" and "Licensed Process" (as defined under the License Agreement) and for the "Results of Developments"; (b) improvements and enhancements to the "Licensed Product" and "Licensed Process" that Rave develops under the Development Agreement; and (c) the results of its efforts in unrelated investigations.] These payments, together with payments of sublicense royalties to Rave under the License Agreement, obligate the Company to pay Rave and Prime 51.25% to 58.75% of the sublicense fees. However, instead of sublicensing, if the Company sells "Licensed Product," it is obligated to pay only Rave a sales royalty of 2.5% of net sales.

     The Company is required to make payments to Prime regardless of whether or not it enters into the relevant sublicense through Prime's efforts. Since the Company is obliged to pay Prime and Rave more than one-half of any sublicensing fees that it receives for the technology licensed to the Company under the License Agreement or developed under the Development Agreement, sublicensing of such technology may become a less attractive alternative than selling products. In some cases, however, the sale of products embodying such technology may be more difficult than licensing such technology.

     The Company's obligations to Prime could be affected by the Arbitration with Rave described above in "License" or by subsequent arbitration proceedings with Prime. See "Certain Factors That May Affect Future Results--License."

9.   Dependence on Third-Party Development and Manufacturing

     The Company does not plan to directly manufacture any of its products. It intends to contract with third parties to manufacture its proposed NUWAVE Video Processor and Softsets, and related retail products. The Company may also license to third parties the rights to manufacture proposed products, through direct licensing, OEM arrangements or otherwise.

     The Company will be dependent on third parties to manufacture the NVP ASIC (the application specific integrated circuit-based NUWAVE Video Processor) and related products as well as future products the Company may choose to commercialize. Although the Company has entered into an agreement with a potential manufacturer of the NVP ASIC chip, there can be no assurance that such manufacturer will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times, or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs would have an adverse effect on the Company's ability to develop and market its products. In addition, the Company will be dependent on third party vendors for many of the components necessary for the final assembly of its products. The Company may have difficulty in obtaining contractual agreements with suppliers of such materials due to, among other things, possible material shortages or possible lack of adequate purchasing power. While management believes that these components are available from multiple sources, it is anticipated that the Company will obtain certain of them from a single source, or limited number of sources, of supply. In the event that certain of such suppliers are unable or unwilling to provide the Company with such components on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on the Company's operations.

10.  Competition

     Intense competition exists in the markets that the Company intends to enter. Further, with respect to the market for video editing, video production and video processing products, significant price erosion over the life of a product exists. The Company's products will directly compete with those of numerous well-established companies, such as the following companies, which design, manufacture and/or market video technology and other products:

     o    Sony Electronics, Inc.
     o    Panasonic Division of Matsushita Electric Industrial Co.
     o    Motorola, Inc.
     o    Mitsubishi International Corp.
     o    Phillips Electronics, NV

     All of the above companies have substantially greater financial, technical, personnel and other resources than the Company. Further, each has established a reputation for success in the development, licensing, sale and service of its products and technology. In addition, certain of these competitors dominate their industries and have the necessary financial resources to enable them to withstand substantial price competition or downturns in the market for video products.

11.  Rapid Changes to Industry Standards; Product Obsolescence

     Rapid changes characterize the markets for the Company's technology and products. Further, evolving industry standards often result in product obsolescence or short product life cycles. Certain companies may be developing technologies or products that may be functionally similar, or superior, to some or all of the Company's proposed products. As a result, the Company's ability to compete will depend on its ability to, among other things:

     o complete development and introduce to the marketplace in a timely and cost-competitive manner its proposed products and technology;

     o    continually enhance and improve its proposed products and technology;

     o adapt its proposed products to be compatible with specific products manufactured by others; and

     o    successfully develop and market new products and technology.

     There is no assurance that the Company will be able to compete successfully or that its competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable. Further, there is no assurance that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

12. Enforceability of Patents and Similar Rights; Possible Issuance of Patents to Competitors; Trade Secrets

     To the extent practicable, the Company has filed and intends to file U.S. patents and/or copyright applications for certain of its proposed products and technology. The Company has also filed and intends to file corresponding applications in key industrial countries worldwide.

     Under the License Agreement, the Company has exclusive license rights to all patents and copyrights obtained or to be obtained for the products and technology licensed under the License Agreement. For a discussion relating to the License Agreement and the exclusivity provisions thereunder, see "Certain Factors That May Affect Future Results--License." In April 1996, the Company filed two patent applications on behalf of Rave for its Randall connector system. One patent was received in November 1997 and the second one in January 1998.

     In April 1998, the Company filed three patent applications for certain of its independently developed products: one for the NUWAVE Video Processor and two for the Softsets. Although management believes that each of these applications contains patentable claims, there is no assurance that the Company will receive any patents. Also, even if granted, there is no assurance that any patent will afford the Company with commercially significant protection of its technology or that it will have adequate resources to enforce these patents.

     The company also intends to license and/or sell its technology and products in foreign markets. As such, it intends to seek foreign patent protection. The patent laws of other countries may differ significantly from those of the United States as to the patentability of the Company's products and technology. Moreover, the degree of protection afforded by foreign patents may be different from that in the United States. Patent applications in the United States are maintained in secrecy until the patents are issued, and publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. As a result, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions.

     Management believes that the products the Company intends to market and sell do not infringe the patents or other proprietary rights of third parties. Further, it is not aware of any patents held by competitors that will prevent, limit or otherwise interfere with the Company's ability to make and sell its products. However, it is possible that competitors may have applied for, or may in the future apply for and obtain, patents which have an adverse impact on the Company's ability to make and sell its products. In addition, because the Company is a relatively new company in the development stage, claims that its products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales of its products. There is no assurance that competitors will not infringe the Company's patents. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require it to cease selling its products.

     The Company also relies on unpatented proprietary technology. There is no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. To protect its trade secrets and other proprietary information, the Company requires employees, advisors and collaborators to enter into confidentiality agreements. The Company could be adversely affected in the event that these agreements fail to provide meaningful protection for its trade secrets, know-how or other proprietary information.

13.  No Dividends

     The Company has not paid any cash dividends to date. Payment of dividends on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future. Instead, it plans to retain any earnings it receives for development of its business operations.

14.  Limitation on Tax Loss Carryforwards

     As of December 31, 1998, the Company had available unused net operating loss carryforwards ("NOLs") aggregating approximately $8,778,000 to offset future taxable income. The unused NOLs expire in various years from 2010 to 2018. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change. The company may be subject to limitations on the use of its NOLs as provided under
Section 382. Accordingly, there can be no assurance that a significant amount of the existing NOLs will be available to use. In the event that the Company achieves profitability, as to which there can be no assurance, such limitation would have the effect of increasing its tax liability and reducing its net income and available cash resources in the future.

15.  Limitation on Liability of Directors and Officers

     The Company's Certificate of Incorporation provides that: it indemnify any of its directors, officers, employees or agents against actions, suits or proceedings relating to the Company; and subject to certain limitations, a director shall not be personally liable for monetary damages for breach of his fiduciary duty. In addition, the Company has entered into an indemnification agreement with each of its directors. Such indemnification agreement provides that a director is entitled to indemnification to the fullest extent permitted by law.

16.  Reliance Upon Key Personnel

     The Company's operations depend largely on the continued employment of Mr. Gerald Zarin, Chairman of the Board, President and Chief Executive Officer. If Mr. Zarin or other members of management or key personnel resign or otherwise leave the Company, its business and financial condition could be materially adversely affected.

17.  General

     Because of these and other factors, past financial performance should not be considered as an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the computer, video and telecommunications industries, changes in earnings estimates, recommendations by analysts and other events.

ITEM 7.   FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to pages F-1 through F-19 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Accounting Firm

     Coopers & Lybrand L.L.P. ("Coopers"), the independent accounting firm which audited the financial statements of the registrant during fiscal year 1996, was dismissed by the Company on February 11, 1998. Coopers' reports on the Company's financial statements for the past two years did not contain any adverse opinions or disclaimers of opinion, and neither report was qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company at the Meeting of the Board of Directors of the Company on February 4, 1998. During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

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

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Set forth below are the names, ages as of March 17, 1999 and business experience of the directors and executive officers of the Company:

      Name                Age                               Position
      ----                ---                               --------
Gerald Zarin              58          Chairman of the Board of Directors,
                                          Chief Executive Officer and President
Ed Bohn                   53          Director
Lyle E. Gramley           72          Director
Joseph A. Sarubbi         70          Director
Don Legato                55          Vice President-Sales
Jeremiah F. O'Brien       52          Vice President, Secretary and Chief
                                          Financial Officer
Robert Webb               63          Vice President - Marketing/Technical
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

     DON LEGATO has been the Vice President-Sales of the Company since February 1997. From April 1994 to February 1997, he was the President of Gale Group Ltd., Inc., a management consulting firm. From May 1993 to April 1994, he served as Vice President Sales and Marketing and also as a Director for Applied Safety Inc., (makers of the "World's First" Retrofit Driver's Side Airbag System in the
US). From June 1992 to May 1993 he was President of Technology Solutions Distributing Inc., a computer products distribution company. From November 1972 to June 1992, he was President and CEO of T.L.D. Limited, Inc., a manufacturer's representative company representing major electronics and computer consumer products firm such as Sanyo, Sharp, Sony and Apple Computer. He also served on Manufacturer's Advisory Councils for several of these companies.

     JEREMIAH O'BRIEN has been Vice President and Secretary of the Company since July 1995 and Chief Financial Officer since January 1996. From 1983 to 1989, he served as CFO and Executive Vice President for Cardiac Resuscitator Corporation, a medical electronics manufacturer. From September 1989 through June 1991, he served as Senior Vice President of Finance for Emerson Computer Corporation and Emerson Technologies, Inc. (both of which manufacture and sell electronic components and products). From June 1993 through March 1994, Mr. O'Brien was Corporate Controller for Andin International, a jewelry manufacturing company. During the period of July 1991 through July 1995, he also functioned as an independent consultant in financial matters to various private corporations.

     ROBERT WEBB has been the Vice President-Marketing/Technical Development of the Company since September 1995. From June 1995 to September 1995, Mr. Webb acted as an independent consultant to various private corporations. From July 1994 until March 1995, he was Vice President of New Product Development for Studio Magic, Inc., a company involved in the design and manufacture of computer video equipment, and served as a consultant for such company from October 1993 to July 1994 and in April 1995. From October 1973 until October 1993 he was employed by Grass Valley Tektronix, which produces broadcast television equipment. He served as a special advisor to the President of Grass Valley Tektronix from February 1993 to September 1993; he was Division General Manager-Graphics Systems from November 1990 to February 1993 and held various executive positions prior to that time.

ITEM 10.  EXECUTIVE COMPENSATION


                       COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the annual and long-term compensation paid by the Company for services performed on the Company's behalf since the Company's inception in July 1995 through December 31, 1995 and for the fiscal years ended December 31, 1996, 1997 and 1998, with respect to those persons who were, as of December 31, 1998, the Company's Chief Executive Officer and the Company's executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                             Long Term
                                              Annual Compensation                       Compensation Awards
                                              -------------------                       -------------------
---------------------------------------------------------------------------------------------------------------
                                                                                   Securities
                                                                                   Underlying
                                                                                    Options
                                                                  Other Annual     (Number of       All Other
Name and Principal Position    Year       Salary        Bonus     Compensation       Shares)       Compensation
---------------------------------------------------------------------------------------------------------------

Gerald Zarin, President and    1996      $115,700      $50,000         0                  0             0
  Chief Executive Officer      1997      $120,000            0         0                  0             0
                               1998      $120,000      $25,000         0            385,000             0
---------------------------------------------------------------------------------------------------------------

Don Legato,                    1997      $129,800            0         0             60,000             0
  Vice President-Sales         1998      $150,000      $12,500         0             50,000             0
---------------------------------------------------------------------------------------------------------------

Jeremiah F. O'Brien, Chief     1996      $ 93,100       $7,500         0              5,000             0
  Financial Officer, Vice      1997      $100,000            0         0                  0             0
  President and Secretary      1998      $103,800      $15,000         0             75,000             0
---------------------------------------------------------------------------------------------------------------

Robert Webb, Vice              1996      $ 99,900      $17,500         0                  0             0
  President-Marketing/         1997      $108,000            0         0                  0             0
  Technical Development        1998      $108,000      $12,500         0             40,000             0
---------------------------------------------------------------------------------------------------------------

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth all grants of options for the Company's Common Stock to the Named Executive Officers of the Company during fiscal 1998.

                 OPTION GRANTS FOR YEAR ENDED DECEMBER 31, 1998

                       (Individual Grants in Fiscal Year)

                          Number of          Percent of
                         Securities         Total Options
                         Underlying          Granted to         Exercise Price
        Name               Options            Employees          Per Share (1)       Expiration Date
----------------------------------------------------------------------------------------------------
Gerald Zarin               128,334              19.7                  3.25             May 25, 2003
                           128,333              19.7                  3.25             May 25, 2004
                           128,333              19.7                  3.25             May 25, 2005
Don Legato                  16,667               2.6                  3.25             May 25, 2003
                            16,667               2.6                  3.25             May 25, 2004
                            16,666               2.6                  3.25             May 25, 2005
Jeremiah F. O'Brien         25,000               3.8                  3.25             May 25, 2003
                            25,000               3.8                  3.25             May 25, 2004
                            25,000               3.8                  3.25             May 25, 2005
Robert Webb                 13,334               2.0                  3.25             May 25, 2003
                            13,333               2.0                  3.25             May 25, 2004
                            13,333               2.0                  3.25             May 25, 2005
----------------------------------------------------------------------------------------------------
TOTAL                      550,000              84.2%
----------------------------------------------------------------------------------------------------

(1) All grants of options have been made with exercise prices equal to fair value at date of grant.

AGGREGATED OPTION EXERCISES

     No options were exercised in fiscal year 1998 by any of the Named Executive Officers. The following table sets forth, as of December 31, 1998, the number of stock options and the value of unexercised stock options held by the Named Executive Officers.

           Aggregated Option Exercises in Year Ended December 31, 1998
                           and Year-End Option Values

                                     Number of Securities                          Value of Unexercised
                                    Underlying Unexercised                       In-The-Money Options(1)
          Name                   Options at December 31, 1998                      at December 31, 1998
          ----                   ----------------------------                    -----------------------
------------------------------------------------------------------------------------------------------------
                                  Exercisable     Unexercisable                 Exercisable    Unexercisable
                                  -----------     -------------                 -----------    -------------
------------------------------------------------------------------------------------------------------------
Gerald Zarin                        328,334         256,666                      $299,000           $0
Robert Webb                          83,334         26,666                        105,000            0
Don Legato                           76,667         33,333                              0            0
Jeremiah F. O'Brien                  55,000         50,000                         42,000            0
------------------------------------------------------------------------------------------------------------
TOTAL:                              548,335         366,665                      $446,000           $0
------------------------------------------------------------------------------------------------------------

(1) The dollar value of the unexercised options has been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the option at fiscal year-end.

Directors' Compensation

     Directors who are not employees of the Company are entitled to a fee of $2,500 per year and $500 per meeting attended (other than telephonic meetings) for serving on the Board of Directors. Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors. For the fiscal year ended December 31, 1998, each of Messrs. Bohn, Gramley and Sarubbi received compensation of $2,500 and $1,500 for attendance at three non-telephonic board meetings and David Kwong (who resigned as a director in August 1998) received compensation of $2,500 and $1,000 for attendance at two non-telephonic board meetings. For the fiscal year ended December 31, 1998, the following stock options were granted to the Company's directors: 53,000 options to Mr. Bohn and 25,000 options to each of Messrs. Gramley, Kwong and Sarubbi. The stock options granted to the directors during 1998 expire as follows: one third (42,666 options) on May 29, 2002; one third (42,666 options) on May 29, 2003; and the remaining 42,668 options on May 29, 2004.

Employment Agreements

     Mr. Zarin entered into an employment agreement with the Company, dated as of July 20, 1995, pursuant to which he agreed to serve as the Company's President and Chief Executive Officer through December 31, 2000. In December 1997, the term of the agreement was extended for two additional years to December 31, 2002. The agreement provided for an initial salary of $90,000 per year and increased to $120,000 on March 15, 1996. Mr. Zarin is also entitled to an annual bonus equal to (i) 30% of his base compensation if the Company's net profits before taxes are equal to projections to be approved by the Company's Board of Directors, (ii) 60% of his base compensation if the Company's net profits before taxes are equal to 110% of such projections, and (iii) 100% of his base compensation if the Company's net profits before taxes are equal to 120% of such projections. Mr. Zarin can terminate the agreement upon 180 days notice. The Company can terminate the agreement for good cause at any time. If the Company terminates the agreement other than for good cause, or otherwise materially breaches the agreement, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement. In addition, the employment agreement provides Mr. Zarin with an option to purchase 200,000 shares of Common Stock at $1.50 per share. The option expires December 31, 2000 and terminates if Mr. Zarin voluntarily leaves the Company or the employment agreement is terminated by the Company for good cause. In connection with services rendered in establishing the Company and creating its business plan and projections, Mr. Zarin received 450,000 shares of the Company's Common Stock valued at $.01 per share.

     Mr. Webb entered into an employment agreement with the Company, dated as of September 11, 1995, pursuant to which Mr. Webb was appointed Vice President-Marketing of the Company. In March 1997, his title was changed to Vice President-Marketing/Technical Development in order to more accurately reflect his duties. The employment agreement continued until March 31, 1996 and thereafter has been continuing for successive 3-month periods. Mr. Webb's initial salary was $5,000 per month and was increased to $108,000 per year as of August 14, 1996. In connection with his employment agreement, Mr. Webb received options to purchase 70,000 shares of the Company's Common Stock at $1.50 per share. These stock options expire as follows: 30,000 options on September 11, 2000; 20,000 options on September 11, 2001; and the remaining 20,000 options on September 11, 2002.

     Mr. Legato entered into an employment agreement with the Company, dated as of February 11, 1997, pursuant to which Mr. Legato was appointed Vice President-Sales of the Company. The employment agreement continued until August 1997 and thereafter has been continuing for successive 3-month periods. Mr. Legato's initial salary was $150,000 per year and has not been increased. In connection with his employment agreement, Mr. Legato received options to purchase 60,000 shares of the Company's Common Stock at $6.875 per share. These stock options expire as follows: 5,000 options on February 10, 2002; 5,000 options on June 10, 2002; 20,000 options on February 10, 2003; and the remaining 30,000 options on February 10, 2004.

     In connection with services performed by Mr. O'Brien, on July 17, 1995, he received 5,000 shares of the Company's Common Stock valued at $.01 per share and has been granted options to purchase 25,000 shares of the Company's Common Stock at $1.50 per share and 5,000 shares of the Company's Common Stock at $2.00 per share. The stock options expire as follows: 10,714 options on July 17, 2000; 7,143 options on July 17, 2001; and the remaining 7,143 options on July 17, 12002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT

     The table below is based on information obtained from the persons named below with respect to the shares of Common Stock beneficially owned, as of March 12, 1999 (except as noted below), by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer included in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group.

                                                                                PERCENTAGE OF
NAME AND ADDRESS OF                            AMOUNT AND NATURE OF              OUTSTANDING
BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP (1)          SHARES OWNED (2)
-------------------                          ------------------------          ----------------

Gerald Zarin                                         781,334                         9.0%
       36 Troy Drive
       Short Hills, NJ 07078 (3)
Edward Bohn                                           46,833                            *
       322 Broadway
       Pompton Lakes, NJ 07442 (4)
Lyle Gramley                                          33,334                            *
       12901 Three Sisters Road
       Potomac, MD 20854 (5)
Joseph A. Sarubbi                                     48,334                            *
       3221 S. Ocean Blvd., Suite 908
       Highland Beach, FL 33487 (5)
Don Legato                                            76,667                            *
       2 West Close Street
       Moorestown, NJ 08057 (6)
Jeremiah F. O'Brien                                   62,500                            *
       Netherland Avenue Apt. D-61
       Riverdale, NY 10471 (7)
Robert Webb                                           83,334                            *
       298 Stanton Mountain Rd.
       Lebanon, NJ 08833 (8)
Helen Burgess                                        577,854                         6.9%
       40 E. 30th St., 10th Fl.
       New York, NY 10016
David Kwong                                          459,718                         5.5%
       13694 Fremont Pines Road
       Los Altos, CA 94022 (5) (9) (10)
Bruce Meyers                                       1,335,013                        15.1%
       17 State Street
       New York, NY 10004 (11) (12) (13)
Peter Janssen                                      1,132,311                        12.9%
       17 State Street
       New York, NY 10004 (14) (15) (16)
Janssen-Meyers Associates, L.P.                      562,042                         6.3%
       17 State Street
       New York, NY 10004 (17)
All executive officers and directors as            1,132,336                        12.6%
   a group (7 persons) (18)

-----------------------------------------
* Less than 1%.

(1) The number of shares of Common Stock beneficially owned by each person is determined in accordance with the rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after December 31, 1998 through the exercise of any stock option or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) The number of shares deemed outstanding includes shares outstanding as of December 31, 1998 plus any shares subject to options and warrants held by the person in question that are currently exercisable within 60 days after December 31, 1998.
(3) Includes 328,334 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of outstanding options.
(4) Includes 41,833 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of outstanding options.
(5) Includes 13,334 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of outstanding options.
(6) Includes 76,667 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of outstanding options.
(7) Includes 55,000 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of outstanding options. Also includes 2,500 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of outstanding warrants held by Mr. O'Brien's wife. As to these 2,500 shares, Mr. O'Brien disclaims beneficial interest.
(8) Includes 83,334 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of outstanding options.
(9) David Kwong, a former director of the Company, owns approximately 21.6% of Prime's stock. Mr. Kwong is a director of Prime. Mr. Kwong disclaims beneficial interest in the Company's Common Stock owned by Prime.
(10) Includes 231,117 shares of the Company's Common Stock owned by Prime, as to which Mr. Kwong disclaims beneficial interest. See footnote 9 above.
(11) Includes (i) 202,703 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of Class A Redeemable Warrants, (ii) 171, 427 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of Unit Warrants and (iii) 128,571 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of the Class A Redeemable Warrants which underlie the Unit Warrants.
(12) Bruce Meyers is a principal of Janssen-Meyers Associates, L.P. ("Janssen-Meyers"). Mr. Meyers disclaims beneficial interest in the Company's Common Stock beneficially owned by Janssen-Meyers.
(13) Includes 562,042 shares of the Company's Common Stock beneficially owned by Janssen-Meyers, as to which Mr. Meyers disclaims beneficial interest. See footnote (12) above and footnote (17) below.
(14) Includes (i) 115,831 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of Class A Redeemable Warrants, (ii) 171, 427 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of Unit Warrants and (iii) 128,571 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of the Class A Redeemable Warrants which underlie the Unit Warrants.
(15) Peter Janssen is a principal of Janssen-Meyers. Mr. Janssen disclaims beneficial interest in the Company's Common Stock beneficially owned by Janssen-Meyers.
(16) Includes 562,042 shares of the Company's Common Stock beneficially owned by Janssen-Meyers, as to which Mr. Janssen disclaims beneficial interest. See footnote (15) above and footnote (17) below.
(17) Includes (i) 321,165 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of Unit Warrants and (ii) 240,877 shares that may be acquired within 60 days after December 31, 1998, upon the exercise of the Class A Redeemable Warrants which underlie the Unit Warrants.
(18) See footnotes (1) through (8) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

     For a description of the formation of the Company and transactions with "Promoters" of the Company within the meaning of the regulations promulgated by the Commission pursuant to the provisions of the Securities Act, see "Business--History."

     The Company entered into a consulting agreement with Corporate Builders, L.P. ("Corporate Builders") effective as of August 1, 1995 (the "Corporate Builders Agreement"). Mr. Chu (who served as the Chairman of the Company's Board of Directors and its Chief Financial Officer from its inception until January 28, 1996) is a principal of Corporate Builders. The Corporate Builders Agreement provides, among other things, that Corporate Builders will serve as an advisor to the Company with regard to its relationship with the investment community, assist the Company in developing a corporate strategy and business and management goals, assist in the preparation of media presentations, and oversee the production of video production relating to the Company's products and services. The Corporate Builders Agreement continued until June 30, 1998. From August 1, 1995 to July 1996, the Company paid to Corporate Builders a fee of $7,500 per month and thereafter has been paying a fee of $5,000 per month. In connection with services rendered by Mr. Chu in establishing the Company and creating its business plan and projections, at the direction of Mr. Chu, in July 1995, the Company issued 450,000 shares of the Company's Common Stock valued at $.01 per share earned by Mr. Chu to First Earth Investors, Corporate Builders, and W2 Technologies, Inc., all entities affiliated with Mr. Chu, in the amounts of 250,000 shares, 125,000 shares and 75,000 shares, respectively. As of June 19, 1996, Corporate Builders returned its 125,000 shares of the Company's Common Stock back to Mr. Chu. As of June 28, 1996, the 125,000 shares of the Company's Common Stock received by Mr. Chu from Corporate Builders were returned to the Company. The 125,000 shares of the Company's Common Stock were returned to Mr. Chu and, subsequently, to the Company to prevent such shares from being considered underwriting compensation to either Corporate Builders or Mr. Chu.

     The total consulting fees paid to Corporate Builders pursuant to the Corporate Builders Agreement for the cumulative period from the Company's inception (July 17, 1995) to December 31, 1998 was $205,000 plus out-of-pocket expenses. The total aggregate payments made to Mr. Chu and his affiliated entities for the cumulative period from inception (July 17, 1995) to December 31, 1998 was $294,998.

     In connection with the organization of the Company, on July 17, 1995, Mr. Gerald Zarin, the Company's Chief Executive Officer and President and Chairman of its Board of Directors, received 450,000 shares of the Company's Common Stock valued at $.01 per share. Mr. Zarin entered into an employment agreement with the Company as of July 20, 1995, and in that connection was granted options to purchase 200,000 shares of the Company's Common Stock at $1.50 per share. The options expire December 31, 2000.

     Since 1996, Mr. Edward Bohn, a director of the Company, has been acting as a consultant to the Company from time to time on matters specified by the Company's President. For the year ended December 31, 1996, Mr. Bohn received $14,250 on account of such consulting services. In March 1997, Mr. Bohn entered into a consulting agreement with the Company pursuant to which he agreed to act as the Company's consultant with regard to certain agreements for a three-month period at a rate of $1,000 per day with a minimum of $1,750 per week and a maximum of $2,750 per week regardless of the actual time spent on the Company's behalf. For the year ended December 31, 1997,

Mr. Bohn received $56,750 on account of such consulting services and for the year ended December 31, 1998, Mr. Bohn received $35,025 on account of such consulting services. In addition, on May 29, 1997, Mr. Bohn was granted options to purchase 12,500 shares of Common Stock at an exercise price of $6.75 for his services as a consultant.

     Since 1996, Mr. Joseph A. Sarubbi, a director of the Company, has been acting as a consultant to the Company from time to time on matters specified by the Company's President. In that connection he has received compensation on a per diem basis of $1,000 per day. For the year ended December 31, 1996, Mr. Sarubbi received $6,000 on account of such consulting services. For the year ended December 31, 1998, Mr. Sarubbi received $20,000 on account of such consulting services.

     In July and August 1995, Ms. Helen Burgess, a 6.9% stockholder of the Company, purchased 437,854 shares of the Company's Series A Preferred stock for $1.50 per share in a private placement, which shares were converted into Common Stock on a one-for-one basis at the time of the Company's IPO in July 1996. In December 1995, Ms. Burgess purchased certain promissory notes of the Company in the principal amount of $350,000 and 70,000 shares of Common Stock. In March
1996, when the Company concluded a private placement of an aggregate of (i) $2,000,000 senior subordinated non-negotiable promissory notes (collectively, the "Bridge Notes") bearing interest at the rate of 6% per annum and (ii) 400,000 shares of Common Stock (the "Bridge Shares") to certain accredited investors, Ms. Burgess exchanged her promissory notes for Bridge Notes in the principal amount of $350,000 and 70,000 additional shares of Common Stock. The Bridge Notes were repaid from the proceeds of the Company's IPO. Ms. Burgess is a limited partner of Corporate Builders.

     On March 27, 1996, Mr. David Kwong, a former director of the Company, purchased $150,000 principal amount of Bridge Notes and 30,000 Bridge Shares. The Bridge Notes were repaid from the proceeds of the Company's IPO. For the year ended December 31, 1998, Mr. Kwong received $47,500 for consulting services relating to the opening and administration of a sales office in China.

     On May 11, 1998, the Company entered into a placement agency agreement with Janssen-Meyers whereby Janssen-Meyers agreed to act as the Company's placement agent in a private equity placement of the Company's Common Stock and Class A Redeemable Warrants. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

     Bruce Meyers and Peter Janssen, who respectively purchased 270,270 shares and 154,440 shares of Common Stock of the Company in such private equity placement, are principals of Janssen-Meyers.


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

10.41* Component Purchase Agreement, dated December 31, 1997, between Thomson Consumer Electronics, Inc. and NuWave Technologies, Inc. (See
          Exhibit 10.41 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.42* Letter Agreement, dated March 3, 1998, between NuWave Technologies, Inc. and Janssen/Meyers Associates, L.P. (See Exhibit 10.41 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.43* Warrant, dated March 3, 1998, executed by NuWave Technologies, Inc. in favor of Janssen/Meyers Associates, L.P., to purchase up to 400,000 shares of Common Stock, par value $.01 per share, of NuWave Technologies, Inc. (See Exhibit 10.41 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.44*    Letter   Agreement,   dated   December  3,  1997,   between  NuWave
          Technologies,  Inc. and  Lippert/Heilshorn  &  Associates,  Inc.  (See
          Exhibit 10.41 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.45*    Option   Agreement,   dated   December  9,  1997,   between  NuWave
          Technologies,  Inc. and  Lippert/Heilshorn  &  Associates,  Inc.  (See
          Exhibit 10.41 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.46* First Amendment to Restated Employment Agreement, dated December 9, 1997, between NuWave Technologies, Inc. and Gerald Zarin (See Exhibit
          10.41 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.47* Placement Agency Agreement, dated as of May 11, 1998, between Janssen-Meyers Associates, L.P. and NuWave Technologies, Inc. (See
          Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on June 11, 1998).
10.48* Escrow Agreement, dated May 11, 1998, between NuWave Technologies, Inc., Janssen-Meyers Associates, L.P. and Republic National Bank of New York (See Exhibit 10.2 to Current Report on Form 8-K filed with the Commission on June 11, 1998).
10.49* Warrant Agreement, dated May 15, 1998, between NuWave Technologies, Inc. and American Stock Transfer & Trust Company (See Exhibit 10.3 to Current Report on Form 8-K filed with the Commission on June 11,
          1998).
10.50* Form of Warrant Certificate (See Exhibit 10.4 to Current Report on Form 8-K filed with the Commission on June 11, 1998).
10.51* Placement Agent Warrant Agreement, dated May 19, 1998, between NuWave Technologies, Inc. and Janssen-Meyers Associates, L.P. (See
          Exhibit 10.5 to Current Report on Form 8-K filed with the Commission on June 11, 1998).
10.52* Form of Placement Agent Warrant Certificate (See Exhibit 10.6 to Current Report on Form 8-K filed with the Commission on June 11,
          1998).
10.53* Form of Subscription Agreement (See Exhibit 10.7 to Current Report on Form 8-K filed with the Commission on June 11, 1998).
10.54** Agreement, dated February 1, 1999, between NuWave Technologies, Inc. and Terk Technologies Corp.
16.1* Letter from Coopers & Lybrand L.L.P. to the Commission dated February 16, 1998 (See Exhibit 16.1 to Current Report on Form 8-K filed with the Commission on February 18, 1998).

23.1* Consent of Coopers & Lybrand L.L.P. (See Exhibit 23.1 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998)
27.1* Financial Data Schedule (See Exhibit 27.1 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998)
99.1* Press release, dated May 21, 1998 (See Exhibit 99.1 to Current Report on Form 8-K filed with the Commission on June 11, 1998).

* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

** Filed herewith. Certain portions of this Exhibit 10.54 were omitted and filed separately with the Commission pursuant to a request for confidential treatment.


(b)  REPORTS ON FORM 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUWAVE TECHNOLOGIES, INC.
                                        (Registrant)



Date: March 31, 1999                    By: /s/ Gerald Zarin
                                            -----------------------------------
                                            Gerald Zarin
                                            Chairman of the Board, President
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                           DATE

/s/ Gerald Zarin                  President, Chief Executive      March 31, 1999
---------------------------       Officer and Chairman of
Gerald Zarin                      the Board (Principal
                                  Executive Officer)

/s/ Jeremiah F. O'Brien           Chief Financial Officer and     March 31, 1999
---------------------------       Secretary (Principal
Jeremiah F. O'Brien               Financial Officer and
                                  Accounting Officer)

/s/ Ed Bohn                       Director                        March 31, 1999
---------------------------
Ed Bohn

/s/ Lyle Gramley                  Director                        March 31, 1999
---------------------------
Lyle Gramley

/s/ Joseph A. Sarubbi             Director                        March 31, 1999
---------------------------
Joseph A. Sarubbi

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





Exhibit                                                                               Page
Number         Description                                                           Number
------         -----------                                                           ------

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





Exhibit                                                                               Page
Number         Description                                                           Number
------         -----------                                                           ------

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





Exhibit                                                                               Page
Number         Description                                                           Number
------         -----------                                                           ------

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





Exhibit                                                                               Page
Number         Description                                                           Number
------         -----------                                                           ------

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





Exhibit                                                                               Page
Number         Description                                                           Number
------         -----------                                                           ------

10.41*         Component Purchase Agreement,  dated December 31, 1997, between
               Thomson Consumer Electronics, Inc. and NuWave Technologies,  Inc.
               (See Exhibit 10.41 to Annual Report on Form 10-KSB filed with the
               Commission on March 25, 1998).
10.42*         Letter  Agreement,   dated  March  3,  1998,   between  NuWave
               Technologies,  Inc.  and  Janssen/Meyers  Associates,  L.P.  (See
               Exhibit  10.42 to Annual  Report on Form  10-KSB  filed  with the
               Commission on March 25, 1998).
10.43*         Warrant,  dated March 3, 1998, executed by NuWave Technologies,
               Inc. in favor of Janssen/Meyers Associates,  L.P., to purchase up to 400,000 shares of Common Stock,  par value $.01 per share,  of
               NuWave Technologies,  Inc. (See Exhibit 10.43 to Annual Report on
               Form 10-KSB filed with the Commission on March 25, 1998).
10.44*         Letter  Agreement,  dated  December  3,  1997,  between  NuWave
               Technologies,  Inc. and Lippert/Heilshorn & Associates, Inc. (See
               Exhibit  10.44 to Annual  Report on Form  10-KSB  filed  with the
               Commission on March 25, 1998).
10.45*         Option  Agreement,  dated  December  9,  1997,  between  NuWave
               Technologies,  Inc. and Lippert/Heilshorn & Associates, Inc. (See
               Exhibit  10.45 to Annual  Report on Form  10-KSB  filed  with the
               Commission on March 25, 1998).
10.46*         First  Amendment  to  Restated  Employment  Agreement,   dated
               December 9, 1997,  between NuWave  Technologies,  Inc. and Gerald
               Zarin (See  Exhibit  10.46 to Annual  Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.47*         Placement Agency Agreement,  dated as of May 11, 1998,  between
               Janssen-Meyers  Associates,  L.P. and NuWave  Technologies,  Inc.
               (See  Exhibit  10.1 to Current  Report on Form 8-K filed with the
               Commission on June 11, 1998).
10.48*         Escrow   Agreement,   dated  May  11,  1998,   between  NuWave
               Technologies,  Inc., Janssen-Meyers Associates, L.P. and Republic
               National Bank of New York (See Exhibit 10.2 to Current  Report on
               Form 8-K filed with the Commission on June 11, 1998).
10.49*         Warrant   Agreement,   dated  May  15,  1998,  between  NuWave
               Technologies,  Inc. and American  Stock  Transfer & Trust Company
               (See  Exhibit  10.3 to Current  Report on Form 8-K filed with the
               Commission on June 11, 1998).
10.50*         Form of Warrant Certificate (See Exhibit 10.4 to Current Report
               on Form 8-K filed with the Commission on June 11, 1998).
10.51*         Placement Agent Warrant Agreement,  dated May 19, 1998, between
               NuWave  Technologies,  Inc. and Janssen-Meyers  Associates,  L.P.
               (See  Exhibit  10.5 to Current  Report on Form 8-K filed with the
               Commission on June 11, 1998).





Exhibit                                                                               Page
Number         Description                                                           Number
------         -----------                                                           ------

10.52*         Form of Placement Agent Warrant  Certificate  (See Exhibit 10.6
               to Current  Report on Form 8-K filed with the  Commission on June
               11, 1998).
10.53*         Form of  Subscription  Agreement  (See  Exhibit 10.7 to Current
               Report on Form 8-K filed with the Commission on June 11, 1998).
10.54**        Agreement,   dated   February   1,  1999,   between   NuWave
               Technologies, Inc. and Terk Technologies Corp.
16.1*          Letter from  Coopers & Lybrand  L.L.P.  to the  Commission  dated
               February 16, 1998 (See Exhibit 16.1 to Current Report on Form 8-K
               filed with the Commission on February 18, 1998).
23.1*          Consent of Coopers & Lybrand  L.L.P.  (See Exhibit 23.1 to Annual
               Report on Form  10-KSB  filed  with the  Commission  on March 25,
               1998).
27.1*          Financial  Data  Schedule  (See Exhibit 27.1 to Annual  Report on
               Form 10-KSB filed with the Commission on March 25, 1998)
99.1*          Press  release,  dated May 21, 1998 (See  Exhibit 99.1 to Current
               Report on Form 8-K filed with the Commission on June 11, 1998).


* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

** Filed herewith. Certain portions of this Exhibit 10.54 were omitted and filed separately with the Commission pursuant to a request for confidential treatment.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Index to Financial Statements


                                                                            Page
                                                                            ----

Reports of Independent Accountants ........................................  F-2

Balance Sheet as of December 31, 1998 .....................................  F-4

Statements of Operations for the years ended December 31, 1997 and
     December 31, 1998 and for the cumulative period from July 17, 1995
     (inception) to December 31, 1998 .....................................  F-5

Statement of Stockholders' Equity for cumulative period from
     July 17, 1995 (inception) to December 31, 1998 .......................  F-6

Statements of Cash Flows for the years ended December 31, 1997 and
     December 31, 1998 and for the cumulative period from July 17, 1995
     (inception) to December 31, 1998 .....................................  F-8

Notes to Financial Statements ............................................. F-10

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                        Report of Independent Accountants



To the Board of Directors and Stockholders of NUWAVE Technologies, Inc.


     We have audited the statement of operations, cash flows of NUWAVE Technologies, Inc. (a development stage enterprise) for the period from July 17, 1995 (inception) to December 31, 1996 included in the cumulative amounts for the period from July 17, 1995 (inception to December 31, 1998 (not presented separately herein), and the related statement of stockholders' equity for the period from July 17, 1995 (inception) to December 31, 1995 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NUWAVE Technologies, Inc. for the period from July 17, 1995 (inception) to December 31, 1996 included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

PricewaterhouseCoopers LLP
New York, New York
March 26, 1997

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                        Report of Independent Accountants


Board of Directors and Stockholders
NUWAVE Technologies, Inc.
Fairfield, New Jersey


We have audited the accompanying balance sheet of NUWAVE Technologies, Inc. (a development stage enterprise) as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998 and the amounts for such years included in the period from July 17, 1995 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of NUWAVE Technologies, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998 and the amounts for such years included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP
Florham Park, New Jersey
March 10, 1999

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                 Balance Sheet

ASSETS                                                           December 31,
                                                                      1998
                                                                 ------------

Current assets:

     Cash and cash equivalents                                   $  4,990,159

     Inventory                                                         49,073

     Prepaid expenses and other current assets                        126,734
                                                                 ------------
               Total current assets                                 5,165,966

Property and equipment                                                111,029

Restricted Cash                                                        76,078

Other assets                                                          162,279
                                                                 ------------
               Total assets                                      $  5,515,352
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                    $    261,201
                                                                 ------------
               Total liabilities                                      261,201
                                                                 ------------

Commitments and contingencies

Stockholders' equity:


     Series A Convertible Preferred Stock,
     noncumulative, $.01 par value, authorized
     400,000 shares, issued - none

     Preferred stock, $.01 par value; authorized
     1,000,000 shares; issued - none (such preferences and rights to be designated by the Board of Directors)

     Common stock, $.01 par value; authorized
     20,000,000 shares; as of December 31, 1998;
     issued and outstanding 8,356,389 shares                           83,564

     Additional paid in capital                                    18,358,414

     Deficit accumulated during the development stage             (13,187,827)
                                                                 ------------
               Total stockholders' equity                           5,254,151

               Total liabilities and stockholders' equity        $  5,515,352
                                                                 ============



   The accompanying notes are an integral part of these financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                             Statement of Operations

                                                                       Cumulative from
                                                                        July 17, 1995
                                           Year             Year         (inception)
                                           ended            ended            to
                                        December 31,     December 31,    December 31,
                                           1997             1998            1998
                                        ----------------------------------------------
Net Sales                               $    10,275      $    12,545    $     22,820
Cost of Sales                                (4,214)          (4,906)         (9,120)
                                        ----------------------------------------------
                                              6,061            7,639          13,700
                                        ----------------------------------------------

Operating expenses:

Research and development expenses        (1,697,084)      (1,572,364)     (5,381,164)

General and administrative expenses      (2,336,000)      (2,646,409)     (7,208,640)
                                        ----------------------------------------------

                                         (4,033,084)      (4,218,773)    (12,589,804)
                                        ----------------------------------------------

          Loss from operations           (4,027,023)      (4,211,134)    (12,576,104)
                                        ----------------------------------------------

Other income (expense):

          Interest income                   178,707          212,863         567,979

          Interest expense                                                  (331,542)
                                        ----------------------------------------------

                                            178,707          212,863         236,437
                                        ----------------------------------------------

Loss before extraordinary item           (3,848,316)      (3,998,271)    (12,339,667)

          Extraordinary item                                                (848,160)
                                        ----------------------------------------------

          Net loss                      $(3,848,316)     $(3,998,271)   $(13,187,827)
                                        ==============================================

Basic and diluted loss per share:

          Weighted average number of
          common shares outstanding       5,343,348        7,259,896
                                        =============================

          Basic and diluted loss per
          share                         $     (0.72)     $     (0.55)
                                        =============================

   The accompanying notes are an integral part of these financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity

                                         Series A                                                        Deficit
                                        Convertible                                                    Accumulated
                                      Preferred Stock         Common Stock      Additional  Deferred   During the
                                    --------------------  --------------------   Paid-in     Equity    Development
                                     Shares     Amount     Shares     Amount     Capital      Costs       Stage        Total
                                    ---------  ---------  ---------  ---------  ----------  ---------  -----------  -----------

Common Shares issued in
 connection with the
 formation of the
 company.........................                         2,060,000  $  20,000                                      $    20,600

Common shares returned and
 retired without consideration...                          (125,000)    (1,250) $    1,250

Sale of Series A convertible
 preferred stock for cash of
 $1.50 per share.................     600,000  $   6,000                           894,000                              900,000

Common shares issued with
 initial bridge notes payable
 for cash of $1.50 per share.....                            70,000        700     104,300                              105,000

Costs incurred in connection
 with equity financing...........                                                           $ (38,400)                  (38,400)

Net loss for the period from
 July 17, 1995 (inception) to
 December 31, 1995...............                                                                      $  (910,591)    (910,591)
                                    ---------  ---------  ---------  ---------  ----------  ---------  -----------  -----------
Balance at December 31, 1995.....     600,000      6,000  2,005,000     20,050     999,550    (38,400)    (910,591)      76,609

Common shares issued in
 connection with the exchange
 of the initial bridge notes
 for 14 bridge units.............                            70,000        700     139,300                             140,000

Common shares issued with
 bridge nots payable for
 cash of $2.00 per share.........                           330,000      3,300     656,700                              660,000

Costs incurred in connection
 with the private placement
 offering relating to the
 equity financing................                                                 (134,000)    13,400                  (120,600)

Common shares issued in
 connection with the initial
 public offering for cash of
 $5.00 per share.................                         2,300,000     23,000  11,477,000                           11,500,000

2,530,000 common stock purchase
 warrants issued in connection
 with the initial public
 offering for cash of $0.10
 per warrant.....................                                                  253,000                              253,000

220,000 common stock purchase
 warrants and 220,000
 redeemable warrants issued
 to the underwriter in
 connection with the initial
 public offering for cash of
 $10.00..........................                                                       10                                   10

Conversion of 600,000 preferred
 shares into 600,000 common
 shares in connection with
 the IPO.........................    (600,000)    (6,000)   600,000      6,000


   The accompanying notes are an integral part of these financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity

                                         Series A                                                        Deficit
                                        Convertible                                                    Accumulated
                                      Preferred Stock         Common Stock      Additional  Deferred   During the
                                    --------------------  --------------------   Paid-in     Equity    Development
                                     Shares     Amount     Shares     Amount     Capital      Costs       Stage       Total
                                    ---------  ---------  ---------  ---------  ----------  ---------  -----------  -----------

Costs incurred in connection
 with the initial public
 offering........................                                               (2,214,582)    25,000                (2,189,582)

Common shares issued in
 connection with the exercise
 of 20,000 stock options for
 cash of $1.50 per share.........                            20,000        200      29,800                               30,000

Net loss for the year ended
 December 31, 1996...............                                                                       (4,430,649)  (4,430,649)
                                    ---------  ---------  ---------  ---------  ----------  ---------  -----------  -----------
Balance at December 31, 1996.....       -       $  -      5,325,000  $  53,250 $11,206,778  $   -     $ (5,341,240) $ 5,918,788

Common shares issued in
 connection with the exercise
 of 23,334 stock options for
 cash of $2.00 per share.........                            23,334        233      46,435                               46,668

Net loss for the year ended
 December 31, 1997...............                                                                       (3,848,316)  (3,848,316)
                                    ---------  ---------  ---------  ---------  ----------  ---------  -----------  -----------

Balance at December 31, 1997.....       -       $  -      5,348,334  $  53,483 $11,253,213  $   -     $ (9,189,556) $ 2,117,140

Common shares issued in
 connection with a private
 placement for cash of
 $3.95 per share and 50,000
 supplemental warrants...........                           253,485      2,535     997,465                            1,000,000

Costs incurred in connection
 with private placement..........                                                 (140,652)                            (140,652)

Common shares issued in
 connection with the exercise
 of 11,666 stock options for
 cash of $2.00 per share.........                            11,666        117      23,215                               23,332

Warrants to purchase common
 stock issued in connection
 with a consulting agreement.....                                                  217,040                              217,040

2,742,904 Common shares issued
 with 2,057,207 class A
 warrants to purchase common
 shares in connection with a
 private placement for a cash
 price ranging from $2.50 to
 $3.06 per share.................                         2,742,904     27,429   7,253,117                            7,280,546

18.2 Unit Warrants issued in
 connection with private
 placement.......................                                                        6                                    6

Costs incurred in connection
 with private placement..........                                               (1,244,990)                          (1,244,990)

Net loss for the year ended
 December 31, 1998...............                                                                       (3,998,271)  (3,998,271)
                                    ---------  ---------  ---------  --------- -----------  --------- ------------  -----------
Balance at December 31, 1998.....        -     $   -      8,356,389  $  83,564 $18,358,414  $   -     $(13,187,827) $ 5,254,151
                                    =========  =========  =========  ========= ===========  ========= ============  ===========


   The accompanying notes are an integral part of these financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                             Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents

                                                                    Cumulative
                                                                       from
                                                                   July 17, 1995
                                           Year          Year       (inception)
                                           ended         ended          to
                                        December 31,  December 31,  December 31,
                                           1997          1998           1998
                                        ------------  ------------  ------------

Cash flows from operating activities:

     Net loss                           $(3,848,316)  $(3,998,271) $(13,187,827)

     Adjustments to reconcile net
     loss to net cash used in
     operating activities:

     Extraordinary item                                                 848,160

     Depreciation expense                    42,354        52,690       114,760

     Amortization of unamortized
     debt discount                                                      168,778

     Amortization of deferred
     financing costs                                                     89,062

     Issuance of common stock for
     services rendered                                                   20,600

     (Increase) decrease in inventory       (59,818)       10,745       (49,073)

     (Increase) in prepaid expenses
     and other current assets               (19,096)      (15,730)     (126,734)

     (Increase) in other assets              (9,925)      (80,079)     (162,279)

     Issuance of warrants in connection
     with consultant agreement                            217,040       217,040

     Increase (decrease) in accounts
     payable and accrued liabilities       (219,487)      107,578       261,201
                                        ------------  ------------  ------------

          Net cash used in operating
          expenses                       (4,114,288)   (3,706,027)  (11,806,312)
                                        ------------  ------------  ------------

Cash flows from investing activities:

     Purchase of property and
     equipment                              (76,052)      (60,247)     (225,788)
                                        ------------  ------------  ------------
          Net cash used in investing        (76,052)      (60,247)     (225,788)
          activities

Cash flows from financing activities:

     Proceeds from sales of Series A
     Convertible Preferred Stock                                        900,000

     Proceeds from issuance of initial
     bridge units                                                       350,000

   The accompanying notes are an integral part of these financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                             Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents

                                                                  Cumulative
                                        Year          Year    from July 17, 1995
                                        ended         ended       (inception)
                                      December 31,  December 31, to December 31,
                                         1997          1998           1998
                                      ------------  ------------  ------------

   Proceeds from issuance of bridge
   units, net of exchage of initial
   bridge notes                                                     1,650,000

   Proceeds from IPO                                               11,753,010

   Proceeds from equity offering -
   February 6, 1998                                   1,000,000     1,000,000

   Proceeds from equity offering
   May 19, to June 6, 1998                            7,280,546     7,280,546

   Repayment of notes issued in
   connection with initial bridge notes                            (2,000,000)

   Costs incurred for equity offerings
   and warrants                                      (1,385,636)   (3,734,219)

   Issuance of common stock in
   connection with exercise of
   stock options                           46,668        23,332       100,000

   (Increase) decrease in restricted
   cash                                  (221,481)      145,403       (76,078)

   Deferred financing costs                                          (201,000)
                                      ------------  ------------  ------------
   Net cash provided (used in) by
   financing activities                  (174,813)    7,063,645    17,022,259
                                      ------------  ------------  ------------

   Net increase (decrease) in cash
   and cash equivalents                (4,365,153)    3,297,371     4,990,159

Cash and cash equivalents at the
beginning of the period                 6,057,941      1,692,788        -
                                      ------------  ------------  ------------
     Cash and cash equivalents at
     the end of the period             $1,692,788    $4,990,159    $4,990,159
                                      ============  ============  ============
Supplemental disclosure of cash
flow information:

     Interest paid during the
     period                                                        $   73,702
                                                                   ==========
Supplemental disclosure of non cash
investing and financing activities:

Deferred financing costs incurred in
connection with the exchange of the
initial bridge notes for 14 bridge
units                                                              $  140,000
                                                                   ==========
Deferred equity costs charged to
additional paid-in capital in
connection with the IPO                                            $   13,400
                                                                   ==========
Deferred financing costs charged to
additional paid-in capital in
connection with the IPO                                            $   25,000
                                                                   ==========
600,000 Series A Convertible Preferred
Stock converted into Common                                        $    6,000
                                                                   ==========

   The accompanying notes are an integral part of these financial statements.

1.   Organization and Business

     NUWAVE Technologies, Inc. (the "Company"), a development stage enterprise, was incorporated in Delaware on July 17, 1995. It was formed to develop, manufacture and market products that improve picture quality in set-top boxes, televisions, VCR's, camcorders and other video devices by enhancing and manipulating video signals, and facilitate the production of sophisticated consumer and professional videos. It has had only a limited operating history and has had only limited sales of its products to date. Since its inception in July 1995, the Company has been engaged primarily in raising funds, directing, supervising and coordinating Rave Engineering Corporation ("Rave," see note 7) and its own Advanced Engineering Group in the continuing development of its products, pre-marketing activities, the commencement of comprehensive marketing of the NUWAVE Video Processor and the recruitment of management and technical personnel, including members of the Advanced Engineering Group. The Company conducts its operations primarily in the United States.

     There is no  assurance  that the  Company's  research and  development  and marketing efforts will be successful, that the Company will ever have commercially accepted products, or that the Company will achieve significant sales of any such products. The Company has incurred net losses and negative cash flows from operations since its inception. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully market its NUWAVE Video Processor and related products, it is unlikely that the Company could continue its business.

2.   Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

     Cash and cash equivalents include all cash balances, money market instruments and other highly liquid investments with insignificant interest rate risk and original maturities of three months or less. At December 31, 1998, $4,990,159 of money market accounts and commercial checking accounts, the fair value of which approximate cost, are included in cash and cash equivalents.

Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation. The cost of maintenance and repairs is charged against results of operations as incurred.

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

Advertising Expenses

     The Company expenses advertising costs which consist primarily of promotional items and print media. Advertising and promotional expenses charged to operations for the cumulative period from July 17, 1995 (inception) to December 31, 1998 amounted to $537,900 and for the years ended December 31, 1998 and December 31, 1997 amounted to $116,776 and $289,892, respectively.

Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents in high quality institutions with three types of accounts:
(1) an operating account where the cash balance is in excess of the FDIC insurance limit; (2) a money market fund which invests only in U.S. Government securities; and (3) certificates of deposit.

Benefit Plan

     The Company maintains a 401(k) Savings Plan, which allows all employees to participate by making salary deferral contributions to the 401(k) Savings Plan ranging from 1% to 15% of their eligible earnings. The Company has not contributed to the 401(k) Savings Plan to date.

Per Share Data

     The basic per share data have been computed on the basis of the loss for the period divided by the historic weighted average number of shares of Common Stock outstanding. All potentially dilutive securities have been excluded from the computations since they would be antidilutive (see note 6).

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

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. The Company has no source of comprehensive income, and therefore, no disclosure reporting requirements are necessary relating to Statement No. 130.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which was adopted by the Company on December 31, 1998. This Statement requires public business enterprises to report certain information about operating segments in sets of annual financial statements of the enterprise and in interim statements issued to shareholders. It further requires that a public business enterprise report certain information about their products and services, geographical areas of operation and major customers. As the Company operates and accounts for results as one operating segment, there are no additional reporting requirements pertaining to Statement No. 131.

     In February 1998, FASB issued SFAS No. 132, Employer's Disclosures about Pension and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS No. 132 to have an impact on the Company's results of operations, financial position or cash flows.

3.   Property and equipment

     Property and equipment consist of the following:

                                              Useful Lives in      December 31,
                                                   Years               1998
                                              ---------------      ------------
Furniture and Fixtures.....................         10              $    5,523
Computers..................................          5                 141,829
Equipment..................................          5                  78,437
                                                                    ----------
                                                                    $  225,789
     Less, accumulated depreciation........                            114,760
                                                                    ----------
         TOTAL                                                      $  111,029
                                                                    ==========

4.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                                   December 31,
                                                                       1998
                                                                   ------------
Accounts payable...........................                          $ 125,610
Legal and accounting fees..................                            129,843
Payroll taxes payable......................                              5,748
                                                                    ----------
         TOTAL                                                       $ 261,201
                                                                    ==========

5.   Capital Transactions

Common Stock

     On July 17, 1995, the Company issued 2,060,000 shares of Common Stock for a fair market value of $.01 per share as consideration for services rendered in connection with the formation of the Company, as follows:

     o 1,090,000 shares to Prime Technologies, Inc. ("Prime") - Rave and two members of the Company's Board of Directors have ownership interests in Prime of 22%, 22% and 16%, respectively;

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

     In July 1996, the Company completed an IPO in which it sold 2,300,000 common shares and 2,530,000 Redeemable Common Stock Purchase Warrants (the "Warrants") to purchase an additional 2,530,000 common shares. The Warrants became exercisable at $5.50 per share on July 3, 1997, and have an expiration date of July 3, 2001. The Warrants are redeemable by the Company at any time on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid quotation of the Common Stock as reported on the NASDAQ Stock Market, if traded thereon, or if not traded thereon, the average closing sale price of the Common Stock if listed on a national securities exchange (or other reporting system that provides last sale prices), has been at least 150% of the then current exercise price of the Warrants (currently $6.225) for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption. The Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption. The Underwriter will receive from the Company a Warrant Solicitation fee of five percent (5%) of the aggregate exercise price of the Warrants if the market price of the Common Stock is greater than the exercise price of the Warrants on the date of exercise.

     Also in connection with the IPO, the Company issued to the Underwriter, for an aggregate purchase price of $10.00, warrants to purchase 220,000 Common Stock and Redeemable Warrants to purchase 220,000 Redeemable Warrants (the "Underwriter's Warrants"). The Underwriter's Warrants are at $8.25. The warrants expire July 2001.

     On February 6, 1998, the Company entered into a two-year agreement with an investor whereby the Company issued 253,485 shares of the Company's Common Stock, par value $0.01 per share ("Common Stock"), for an aggregate purchase price of $1,000,000. In addition, subject to certain conditions, the agreement provides that, from time to time over the life of the agreement the Company shall put shares of the Company's Common Stock for a minimum of $250,000 and a maximum of $750,000. The total aggregate value of the Puts over the life of the agreement must be a minimum of $1,000,000 and cannot exceed $5,000,000. The purchase price of the stock will be at 88% of the fair market value of the stock at the time of the Put. The following restrictions, among others, apply beginning with the second Put: (1) there must be 20 business days between Puts; (2) the average daily trading volume in the Company's Common Stock for the 30 trading days prior to the Put date must be at least 20,000 shares; (3) the minimum bid price for the Company's Common Stock on the trading day immediately preceding the Put date must be at least $2.50; and (4) unless the investor agrees otherwise, no Put can be made which causes the investor to own more than 9.9% of the Company's then outstanding Common Stock.

     In connection with the agreement, the Company issued to the investor warrants to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $6.41 per share and additional warrants (the "supplemental warrants") to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $3.95 per share. The warrants may be exercised at any time through August 6, 2001. The Supplemental warrants may be exercised at any time through April 19, 2003.

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

     In connection with such consultant agreement, the Company issued to the Consultant warrants to purchase 400,000 shares of Common Stock. The warrants have an exercise price of $4 per share and are exercisable after September 3, 1999. The warrants expire on March 3, 2003. The fair value of these warrants was estimated at $386,805 and is being charged to operations over the life of the consulting agreement. $217,000 was charged against operations for the year ended December 31, 1998.

     On May 11, 1998 the Company entered into a placement agency agreement with the Consultant to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the "Securities Act"), 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants ("Class A Warrants") between May 19, 1998 and June 6, 1998 for an aggregate purchase price of $7,280,546. Each Class A Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.24, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time during the period commencing from June 6, 1998 and expiring on May 11, 2003. The Class A Warrants are subject to redemption by the Company at $.01 per Warrant 12 months after the effective date of a registration statement covering the Warrants on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Warrants for a period of thirty consecutive trading days ending on the day prior to the day on which the Company gives notice of redemption. The Class A Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption.

     The Consultant for acting as placement agent received a commission of 10% ($728,055) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($218,416) and reimbursement of other costs, including legal expenses relating to the offering ($77,171). In addition, the Consultant, as part of its compensation, received warrants exercisable until May 11, 2003 to purchase up to (i) 688,084 shares of the Company's Common Stock at a price per share ranging from

$2.50 to $3.06 and (ii) warrants to purchase up to 516,068 shares of the Company's Common Stock at a price per share of $3.24.

     As a result of the above capital transactions and in accordance with the provisions of the Warrant Agreement dated as of July 3, 1996 between the Company, Rickel & Associates, Inc. and American Stock Transfer & Trust Company, adjustments have been made to the exercise price (the "Warrant Price") for the warrants issued pursuant to such Agreement (the Public Warrants") and to the number of shares of Common Stock issuable on exercise of the Public Warrants. The Warrant Price has been reduced from $5.50 to $4.15. In addition, for every share of Common Stock the warrant holders were entitled to prior to the dilutive transactions (2,530,000 shares), the warrant holders are now entitled to 1.325 shares (3,352,250 shares). Also, pursuant to the Warrant Agreement, the Company can redeem the Public Warrants in the event that the average closing price of the Company's Common Stock is at least 150% of the then current Warrant Price of the Public Warrants for a period of 20 consecutive trading days; consequently, the average closing price now required is $6.225.

Preferred Stock

     During July and August 1995, the Company sold 600,000 shares of Series A Convertible Preferred Stock for $900,000 to several investors, one of whom was the purchaser of the initial bridge notes. The preferred shares converted into common shares on a one-for-one basis at the IPO date.

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

     On March 1 and March 27, 1996, the Company sold and exchanged to accredited investors an accumulative total of 80 units (the "bridge units"), respectively, in its IPO. Each bridge unit consisted of (i) a senior subordinated non-negotiable promissory note ("Bridge Notes") in the principal amount of $25,000, with a stated interest rate of 10% per annum, and (ii) 5,000 shares of Common Stock with a fair market value of $2.00 per share. After giving effect to the amortization of the Bridge Notes debt discount, the effective interest rate of the Bridge Notes was 49%.

     On July 9, 1996, the aggregate principal amount of the Bridge Notes of $2,000,000 and accrued interest of $73,652 was repaid upon the consummation, and out of the proceeds, of the IPO.

Stock Options

     The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not more than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to non-employees, for goods or services, the fair value of these options are included in operating results as an expense.

     A summary of the Company's stock option activity, and related information, is as follows:

                                                                                  Weighted
                                               Number of                           Average       Number of
                                                Common       Exercise Price       Exercise        Shares
                                                Share        Range per Share        Price       Exercisable
                                               ---------     ---------------      ---------     -----------

Outstanding at December 31, 1996...........     362,000       $ 1.50 - $ 5.75       $ 1.72         311,524
                                                                                                   =======
Granted....................................     192,500       $ 5.78 - $ 6.88       $ 6.54
Exercised..................................     (23,334)          $ 2.00            $ 2.00
Canceled...................................     (25,000)      $ 6.38 - $ 6.81       $ 6.64
                                               --------
Outstanding at December 31, 1997...........     506,166       $ 1.50 - $ 6.75       $ 2.92         401,000
                                               =========                                           =======
Granted....................................     733,000       $ 1.50 - $ 3.25       $ 3.13
Exercised..................................     (11,666)          $ 2.00            $ 2.00
Canceled...................................     (13,000)      $ 3.00 - $ 6.75       $ 5.23
                                               --------
Outstanding at December 31, 1998...........    1,214,500      $ 1.50 - $ 6.75       $ 3.18         633,503
                                               =========                                           =======

     Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation are shown below.

     Exercise prices and weighted-average contractual lives for stock options outstanding as of December 31, 1998 are as follows:

                                    Options Outstanding                          Options Exercisable
                       ------------------------------------------------      ------------------------------
                                          Weighted
                                           Average
                                          Remaining         Weighted                            Weighted
Range of Exercise         Number         Contractual         Average           Number           Average
      Prices           Outstanding          Life         Exercise Price      Exercisable     Exercise Price
-----------------      -----------       -----------     --------------      -----------     --------------
$ 1.50 - $ 2.00          365,000             2.12             $1.53            315,000            $1.53
$ 2.00 - $3.25           618,000             4.40             $3.25            204,336            $3.25
$ 5.75 - $ 6.75          171,500             4.09             $6.42            114,167            $6.30

     The following table summarizes the pro forma operating results of the Company had compensation costs for the stock options granted been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since certain option grants awarded during 1998 and 1997 vest over several years and additional awards are expected to be issued in the future, the pro forma results noted below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                                      1997              1998
                                                      ----              ----
Pro forma net loss.............................  $  (4,029,183)    $ (4,285,280)
Pro forma basic and diluted loss per share.....  $        (.75)    $       (.59)

For the purpose of the above pro forma information, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1998 and 1997 was $.85 and $1.75, respectively. The following weighted-average assumptions were used in computing the fair value of option grants for 1998 and 1997: weighted-average risk-free interest rates ranged from 4.26% to 5.60% for 1998 and 5.64% for 1997; zero dividend yields for both years; volatility of the Company's Common Stock of 30% for 1998 and 50% for 1997; and an expected life of the options of three years for 1998 and two years for 1997, respectively.

Performance Incentive Stock Option Plan

     On January 31, 1996, the Company adopted its 1996 Performance Incentive Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted to key employees and consultants (the "Participants") by certain disinterested directors of the Board of Directors. Any incentive option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A nonqualified option granted under the Plan (i.e., an option to purchase the Common Stock that does not meet the Internal Revenue Code's requirements for incentive options) must have an exercise price of at least the par value of the stock. Stock appreciation rights may be granted in conjunction with the grant of an incentive or nonqualified option under the Plan or independently of any such stock option. The directors determine the vesting of the options under the Plan at the date of grant. A maximum of 1,205,000 options can be awarded under the Plan (as amended May 26, 1998). As of December 31, 1996 no options had been issued. During 1997, 172,500 options were granted and 25,000 options were canceled under the plan. During 1998, 605,000 options were granted under the plan.

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

     Beginning with the annual meeting of the stockholders of the Company held on May 29, 1997 and provided that a sufficient number of shares remain available under the Director's Plan, each year immediately following the date of the annual meeting of the Company there automatically will be granted to each Eligible Director who is then serving on the Board an option to purchase 5,000 shares of the Company's Common Stock. The first 1,000 options vest immediately, the remainder vest equally over the next four years from the date of grant and are exercisable at the closing price of such shares of Common Stock at the date of grant. Such options expire five years from the date of vesting.

     On November 25, 1996, four Eligible Directors were each granted 3,000 stock options at an exercise price of $5.75 per share. On May 29, 1997, four Eligible Directors were each granted 5,000 stock options at an exercise price of $6.75 per share. On May 26, 1998, one eligible director was granted 53,000 options at an excise price of $3.25 per share and the three remaining Eligible Directors were each granted 25,000 stock options at $3.25 per share. The maximum number of shares of Common Stock with respect to which options may be granted under the Director's Plan (as amended May 26, 1998) is 235,000 shares. During 1998, 13,000 options previously granted under the plan were cancelled. As of December 31, 1998, there are 148,000 stock options reserved for issuance in the Director's Plan.

6.   Income taxes

     There is no benefit for federal, state or local income taxes for the years ended December 31, 1997 and December 31, 1998, since the Company has incurred operating losses. In addition, the Company has fully reserved the net potential future tax benefits resulting from its temporary differences and net operating loss carryforwards.

     The tax effect of temporary differences consists of the following:

                                                                December 31,
                                                                    1998
                                                                ------------
     Deferred tax assets:
          Start up costs....................................  $    1,680,000
          Property and equipment............................          17,000
          Net operating loss carryforward...................       3,506,000
                                                                ------------
                                                                   5,203,000
          Valuation allowance...............................      (5,203,000)
                                                                ------------
                                                                $         --
                                                                ============

     As of December 31, 1998, the Company has unused net operating loss carryforwards of $8,778,000 available for income tax purposes. The unused net operating loss carryforwards expire in various years from 2010 to 2018. The Company, in the future, may be subject to limitations on the use of its NOL's as provided under Section 382 of the Internal Revenue Code.

7.   Commitments and Contingencies

License and Development Agreements

     Pursuant to the terms of the License Agreement dated July 21, 1995, the Company is obligated to pay to Rave royalties of (i) 2 1/2 % of net sales ("Sales Royalties"), as defined, of products sold by the Company utilizing Rave's technology and (ii) 25% of any sublicensing fees received by the Company from sublicenses of the products and technology covered by the License Agreement. Payments of Sales Royalties will commence upon the earlier of (i) accumulated net sales of Licensed Products and technology sold by the Company or its future sublicensees reaching an aggregate of $50,000,000, or (ii) the Company's aggregate net profits from sales of Licensed Products and technology equaling $5,000,000, whichever comes first. The License Agreement became effective on July 21, 1995 and continues in force until either (1) the expiration of the last patent rights or (2) July 21, 2012, whichever is later.

     The Company also entered into a development agreement (the "Development Agreement") with Rave on July 21,1995 which focused principally on the development of products as defined in the agreement. The Development Agreement provided for the payment to Rave of a monthly fee which, when aggregated with the royalties provided for in the License Agreement, totaled a minimum of $65,000 per month. The Development Agreement terminated on October 2, 1998. The Development Agreement also provided for Rave to receive additional payments under certain conditions aggregating $850,000 to purchase or lease equipment for use in developing the "Licensed Product" and "Licensed Process." The payments were originally to be made in monthly installments not to exceed $23,611 with a lump sum payment of $283,336 due in March 1998, if certain conditions were met. In this regard, on April 22, 1997, the Company deposited $300,000 into a certificate of deposit. The certificate of deposit has been pledged as collateral for an irrevocable standby letter of credit opened by the Company to guarantee monthly equipment lease payments (not to exceed $23,611 per month) to be made by the Company on behalf of Rave pursuant to the Development Agreement. The balance of the standby letter of credit has been reduced by any payments made and any cash restriction on the certificate of deposit is limited to the balance of the standby letter of credit. Through December 31, 1998, the Company had made payments of $507,012 under this agreement and at that date had $76,078 pledged as collateral to guarantee the monthly payments.

     In March 1997 the Company agreed with Rave to exclude from the License Agreement certain video transmission technology which Rave may develop for application in the video game industry ("the Video Game Technology"). In return, Rave agreed to pay the Company 2.5% of net sales of products using the Video Game Technology and 25% of any fees it receives from licensing such technology. The Video Game Technology is not used in any of the Company's current products, and the Company has no current plans to develop it.

     The Rave research and development expenses charged to the statement of operations for the cumulative period from July 17, 1995 (inception) to December 31, 1998 amounted to $3,399,413; and for the years ended December 31, 1998 and December 31, 1997 amounted to $742,058 and $1,096,903, respectively.

     On November 13, 1998, pursuant to the provisions of the License Agreement and the Development Agreement between Rave and the Company, the Company commenced an arbitration proceeding seeking (a) damages for the injuries to the Company caused by Rave's breaches of its contractual and common law obligations to the Company and (b) a declaration that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company continues to have exclusive license rights to the "Licensed Product" and "Licensed Process" (as defined in the Exclusive Worldwide License Agreement). While management does not anticipate this arbitration will have a material effect on the Company's financial position, it is not possible to determine the outcome at this early stage of the proceeding.

         Rave has filed an amended counterclaim against the Company in the Arbitration, alleging breaches of the License Agreement and Development Agreement, trade libel, tortious interference and conspiracy, and seeking a declaration that Rave is entitled to the return and exclusive use of its own technology. Rave claims that it is entitled to $65,000 per month for the life of any patents on products it developed for the Company (approximately 15 more years), as well as damages in excess of $4 million on the various claims. The Company believes that Rave's claims are completely without merit; accordingly no liability has been recorded for this claim. However, there can be no assurances that such claims will not result in the Company incurring a liability.

Agency Agreement

     In order to assist it in obtaining sublicensing revenue, the Company entered into an Agency Agreement (the "Agency Agreement") with Prime. The Agency Agreement provides that Prime will be the Company's exclusive agent for entering into sublicenses with respect to the Licensed Products and technology. Because its products are not fully developed, the Company has not developed a licensing program, established proposed royalties, or otherwise determined the terms or conditions of the arrangements it may want to make with proposed licensees or others. These programs will be developed in conjunction with product research and development, and with Prime pursuant to the Agency Agreement. For its services, with respect to the first $50,000,000 of aggregate net sales of the Company's licensees and sublicensees, after subtracting the payments to Rave and licensing expenses, Prime will receive 35% of net sublicense fees received by the Company, and thereafter 45%. Because the Company has retained the right to enter into licenses and sublicenses independently, payments to Prime are to be made regardless of whether the relevant sublicenses are entered into through Prime's efforts or by the Company itself. Prime will receive an additional agency fee of up to $1,500,000, of which (i) $400,000 has been paid, (ii) $400,000 is payable out of the Company's first sublicensing royalties and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000.

     The Agency Agreement terminates upon the termination of the License Agreement or upon a default, as defined in the Agency Agreement.

     The agency fee charged to operations for the cumulative period from July 17, 1995 (inception) to December 31, 1997 amounted to $400,000 and for the year ended December 31, 1997 amounted to $70,000; no fees were charged to operations for the year ended December 31, 1998.

Consulting and Representative Agreements

     On November 12, 1997, the Company contracted with Adaptive Micro-Ware, Inc. to work with TEC (see below) in the design and development of a custom integrated circuit ("ASIC") in accordance with the Company's specifications. The total cost of the project was estimated to be $179,550 to be paid in intervals based upon milestones. At December 31, 1998, $89,602 had been paid under the terms of the contract.

     On November 14, 1997, the Company contracted with The Engineering Consortium ("TEC") to design and develop a custom integrated circuit ("ASIC") in accordance with the Company's specifications. The total cost of the project was estimated to be $130,000 to be paid in intervals based upon milestones. At December 31, 1998, $105,000 had been paid under the terms of the contract.

     On December 3, 1997, the Company contracted with Lippert/Heilshorn & Associates, Inc. ("LHA") to provide various Investor Relations and Public Relations services for the Company. In return for such services the Company granted to the LHA 30,000 options for the purchase of the Company's Common Stock at $5.78 per share (market price on date of grant). In addition the Company agreed to pay LHA a fee of $7,500 per month plus normal business expenses. The contract terminated on November 15, 1998. As of December 31, 1998, $100,858 had been paid under the terms of the contract.

     On January 12, 1998, the Company contracted with Zentrum Mikroelectronik Dresden GmbH (ZMD), a manufacturer of integrated circuits, to produce the ASIC chips. ZMD is to produce the necessary masks required for ASIC production, perform the initial wafer run and deliver prototypes to the Company for testing. Upon the Company's approval ZMD will manufacture production quantities of the chip as specified by individual purchase orders. As of December 31, 1998, no payments have been made under the terms of the contract.

     On June 1, 1998, the Company contracted with Innovation Partners International, Inc. ("IPI") to provide sales management and engineering services for the Company in Japan and other designated countries, for the purpose of securing the Company's product sales to the Asian Original Equipment Manufacturers market. In return for such services the Company agreed to pay IPI a fee of $6,000 per month plus normal business expenses. At December 31, 1998, a total of $60,450 had been paid under the terms of the contract, representing consulting fees and out of the pocket expenses, which have been charged to operations.

     On July 22, 1998, the Company contracted with David Kwong ("consultant") to sell and license products in China and to maintain a sales office for the Company in China. The contract may be terminated, by either party, any time subsequent to September 30, 1999 by giving the other party at least 90 days notice of termination. In return for such services the Company agreed to pay the consultant a monetary commission and grant certain stock options upon attaining determined sales levels. In addition the consultant will receive a monthly consulting fee until August 1999. The Company further agreed to pay the costs to establish and maintain an office in China within the limits of an approved budget. As of December 31, 1998 a total of $120,201 had been paid under the terms of the contract, representing consulting fees of $45,000, office expenses of $48,439 and travel costs of $26,762. No commissions had been earned and no stock options had been granted through December 31, 1998 pursuant to this agreement.

Leases

     The Company leases shared office space on a month-to-month basis for a monthly rental of $5,950. Rent expense incurred for the cumulative period from July 17, 1995 (inception) to December 31, 1998 amounted to $196,446; and for the years ended December 31, 1998 and December 31, 1997 amounted to $74,098 and $78,496, respectively.

8.   Employment Agreements

     Mr. Zarin entered into an employment agreement with the Company, dated as of July 20, 1995, pursuant to which he agreed to serve as the Company's President and Chief Executive Officer through December 31, 2000. In December 1997, the term of the agreement was extended for two additional years to December 31, 2002. The agreement provided for an initial salary of $90,000 per year and increased to $120,000 on March 15, 1996. Mr. Zarin is also entitled to an annual bonus equal to (i) 30% of his base compensation if the Company's net profits before taxes are equal to projections to be approved by the Company's Board of Directors, (ii) 60% of his base compensation if the Company's net profits before taxes are equal to 110% of such projections, and (iii) 100% of his base compensation if the Company's net profits before taxes are equal to 120% of such projections. Mr. Zarin can terminate the agreement upon 180 days notice. The Company can terminate the agreement for good cause at any time. If the Company terminates the agreement other than for good cause, or otherwise materially breaches the agreement, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement. In addition, the employment agreement provides Mr. Zarin with an option to purchase 200,000 shares of Common Stock at $1.50 per share. The option expires December 31, 2000 and terminates if Mr. Zarin voluntarily leaves the Company or the employment agreement is terminated by the Company for good cause. In connection with services rendered in establishing the Company and creating its business plan and projections, Mr. Zarin received 450,000 shares of the Company's Common Stock valued at $.01 per share.

     Mr. Webb entered into an employment agreement with the Company, dated as of September 11, 1995, pursuant to which Mr. Webb was appointed Vice President-Marketing of the Company. In March 1997, his title was changed to Vice President-Marketing/Technical Development in order to more accurately reflect his duties. The employment agreement continued until March 31, 1996 and thereafter has been continuing for successive 3-month periods. Mr. Webb's initial salary was $5,000 per month and was increased to $108,000 per year as of August 14, 1996. In connection with his employment agreement, Mr. Webb received options to purchase 70,000 shares of the Company's Common Stock at $1.50 per share.

     Mr. Legato entered into an employment agreement with the Company, dated as of February 11, 1997, pursuant to which Mr. Legato was appointed Vice President-Sales of the Company. The employment agreement continued until August 1997 and thereafter has been continuing for successive 3-month periods. Mr. Legato's initial salary was $150,000 per year and has not been increased. In connection with his employment agreement, Mr. Legato received options to purchase 60,000 shares of the Company's Common Stock at $6.875 per share.

     In connection with services performed by Mr. O'Brien, on July 17, 1995, he received 5,000 shares of the Company's Common Stock valued at $.01 per share and has been granted options to purchase 25,000 shares of the Company's Common Stock at $1.50 per share and 5,000 shares of the Company's Common Stock at $2.00 per share.

     On September 4, 1998 the Company entered into an employment agreement with its Vice President - Engineering. As part of the agreement, the Company granted to this individual, under the Company's Plan, options to purchase 50,000 shares of Common Stock at $1.50 per share, the underlying value of the Company's Common Stock at, October 1, 1998, the date of grant: 10,000 options vest on March 16, 1999; 13,334 options vest on March 16, 2000; 13,333 options vest on March 16, 2001; and 13,333 options vest on March 16, 2002.

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