Form 10KSB/A
period 1998-12-31
NUWAVE TECHNOLOGIES INC
filed 1999-04-15
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

     For the transition period from ________________ to ___________________

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

27.1**         Financial Data Schedule
99.1*          Press  release,  dated May 21, 1998 (See  Exhibit 99.1 to Current
               Report on Form 8-K filed with the Commission on June 11, 1998).

* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

** Filed herewith. Certain portions of Exhibit 10.54 were omitted and filed separately with the Commission pursuant to a request for confidential treatment.


(b)  REPORTS ON FORM 8-K:

          None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NUWAVE TECHNOLOGIES, INC.
                                      (Registrant)



Date: April 15, 1999                  By:  /s/ Gerald Zarin
                                           ------------------------------------
                                           Gerald Zarin
                                           Chairman of the Board, President
                                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                         DATE

/s/ Gerald Zarin                    President, Chief Executive    April 15, 1999
---------------------------         Officer and Chairman of
Gerald Zarin                        the Board (Principal
                                    Executive Officer)

/s/ Jeremiah F. O'Brien             Chief Financial Officer and   April 15, 1999
---------------------------         Secretary (Principal
Jeremiah F. O'Brien                 Financial Officer and
                                    Accounting Officer)

/s/ Ed Bohn                         Director                      April 15, 1999
---------------------------
Ed Bohn

/s/ Lyle Gramley                    Director                      April 15, 1999
---------------------------
Lyle Gramley


/s/ Joseph A. Sarubbi               Director                      April 15, 1999
---------------------------
Joseph A. Sarubbi

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
       Exhibit 10.42 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).

Exhibit                                                                   Page
Number Description                                                        Number
------ -----------                                                        ------

10.43* Warrant,  dated March 3, 1998,  executed  by NuWave  Technologies,
       Inc. in favor of Janssen/Meyers Associates, L.P., to purchase up to 400,000 shares of Common Stock, par value $.01 per share, of NuWave Technologies, Inc. (See Exhibit 10.43 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.44* Letter   Agreement,   dated  December  3,  1997,   between  NuWave
       Technologies,  Inc. and Lippert/Heilshorn & Associates,  Inc. (See
       Exhibit 10.44 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.45* Option   Agreement,   dated  December  9,  1997,   between  NuWave
       Technologies,  Inc. and Lippert/Heilshorn & Associates,  Inc. (See
       Exhibit 10.45 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.46* First Amendment to Restated Employment  Agreement,  dated December
       9, 1997, between NuWave  Technologies,  Inc. and Gerald Zarin (See
       Exhibit 10.46 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).
10.47* Placement  Agency  Agreement,  dated as of May 11,  1998,  between
       Janssen-Meyers Associates, L.P. and NuWave Technologies, Inc. (See
       Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on June 11, 1998).
10.48* Escrow Agreement, dated May 11, 1998, between NuWave Technologies,
       Inc., Janssen-Meyers Associates, L.P. and Republic National Bank of New York (See Exhibit 10.2 to Current Report on Form 8-K filed with the Commission on June 11, 1998).
10.49* Warrant   Agreement,   dated   May  15,   1998,   between   NuWave
       Technologies, Inc. and American Stock Transfer & Trust Company (See Exhibit 10.3 to Current Report on Form 8-K filed with the Commission on June 11, 1998).
10.50* Form of Warrant Certificate (See Exhibit 10.4 to Current Report on
       Form 8-K filed with the Commission on June 11, 1998).
10.51* Placement  Agent Warrant  Agreement,  dated May 19, 1998,  between
       NuWave Technologies, Inc. and Janssen-Meyers Associates, L.P. (See
       Exhibit 10.5 to Current Report on Form 8-K filed with the Commission on June 11, 1998).
10.52* Form of Placement Agent Warrant  Certificate  (See Exhibit 10.6 to
       Current  Report on Form 8-K filed with the  Commission on June 11,
       1998).
10.53* Form of Subscription Agreement (See Exhibit 10.7 to Current Report
       on Form 8-K filed with the Commission on June 11, 1998). 10.54**Agreement, dated February 1, 1999, between NuWave Technologies,
       Inc. and Terk Technologies Corp.

Exhibit                                                                   Page
Number Description                                                        Number
------ -----------                                                        ------

16.1* Letter from Coopers & Lybrand L.L.P. to the Commission dated February 16, 1998 (See Exhibit 16.1 to Current Report on Form 8-K filed with the Commission on February 18, 1998).
23.1* Consent of Coopers & Lybrand L.L.P. (See Exhibit 23.1 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998)
27.1** Financial Data Schedule
99.1* Press release, dated May 21, 1998 (See Exhibit 99.1 to Current Report on Form 8-K filed with the Commission on June 11, 1998).


* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

** Filed herewith. Certain portions of Exhibit 10.54 were omitted and filed separately with the Commission pursuant to a request for confidential treatment.