Form 10QSB
period 1999-03-31
NUWAVE TECHNOLOGIES INC
filed 1999-04-29
CIK 1009802

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
    (x)          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999
                                       or

    ( )          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.   Yes (x) No ( )

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes o No o

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares  outstanding of each of the issuer's classes
of common equity, as of April 15, 1999:        8,356,389
                                        ----------------------

         Transitional Small Business Disclosure Format:       Yes ( )    No (x)


================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                    Balance Sheet -   March 31, 1999 (unaudited)           P. 3

                    Statements of Operations - For the three month periods
                         ended March 31, 1998 (unaudited) and March 31, 1999 (unaudited) and for the period July 17, 1995
                         (inception) to March 31, 1999 (unaudited)         P. 4

                    Statements of Cash Flows - For the three month periods
                         ended March 31, 1998 (unaudited) and March 31, 1999 (unaudited) and for the period from July 17, 1995
                         (inception) to March 30, 1999 (unaudited)         P. 5

                    Notes to Condensed Financial Statements                P. 7

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                     OF OPERATION                                          P. 8


SIGNATURES                                                                P. 16

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                 Balance Sheet

                                     ASSETS
                                                                 March 31,
                                                                    1999
                                                                -------------
                                                                (unaudited)
Current assets:

        Cash and cash equivalents                                $ 4,330,444

        Inventory                                                     49,073

        Prepaid expenses and other current assets                    111,898
                                                                -------------

                        Total current assets                       4,491,415

Property and equipment                                               114,686

Restricted Cash                                                       53,709

Other assets                                                         160,916
                                                                -------------

                        Total assets                             $ 4,820,726
                                                                =============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

        Accounts payable and accrued liabilities                   $ 331,274
                                                                -------------

                        Total liabilities                            331,274
                                                                -------------

Commitments and contingencies

Stockholders' equity:

        Series A Convertible Preferred Stock, noncumulative,
        $.01 par value; authorized 400,000 shares; issued - none

        Preferred stock, $.01 par value; authorized 1,000,000 shares; issued - none (such preferences and rights to be designated by the Board of Directors)

        Common stock, $.01 par value; authorized 20,000,000 shares;
        as of  March 31, 1999; issued and outstanding
        8,356,389 shares.                                             83,564

        Additional paid in capital                                18,381,935

        Deficit accumulated during the development stage         (13,976,047)
                                                                -------------

                     Total stockholders' equity                    4,489,452
                                                                -------------

                     Total liabilities and stockholders' equity   $ 4,820,726
                                                                =============

   The accompanying notes are an integral part of these financial statements.

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations


                                                                                                      Cumulative from
                                                                                                       July 17, 1995
                                                       Three Months            Three Months             (inception)
                                                          ended                   ended                     to
                                                        March 31,               March 31,                March 31,
                                                           1998                    1999                    1999
                                                    -------------------     -------------------     --------------------
                                                       (unaudited)             (unaudited)              (unaudited)

Net Sales                                                                                                      $ 22,820
Cost of Sales                                                                                                    (9,120)
                                                    -------------------     -------------------     --------------------
                                                    -------------------     -------------------     --------------------
                                                                                                                 13,700
                                                    -------------------     -------------------     --------------------

Operating expenses:

Research and development expenses                           $ (381,139)             $ (253,271)              (5,634,435)

General and administrative expenses                           (531,157)               (589,951)              (7,798,591)
                                                    -------------------     -------------------     --------------------

                                                              (912,296)               (843,222)             (13,433,026)
                                                    -------------------     -------------------     --------------------

                 Loss from operations                         (912,296)               (843,222)             (13,419,326)
                                                    -------------------     -------------------     --------------------

Other income (expense):

                 Interest income                                20,348                  55,002                  622,981

                 Interest expense                                                                              (331,542)
                                                    -------------------     -------------------     --------------------

                                                                20,348                  55,002                  291,439
                                                    -------------------     -------------------     --------------------

Loss before extraordinary item                                (891,948)               (788,220)             (13,127,887)

                 Extraordinary item                                                                            (848,160)
                                                    -------------------     -------------------     --------------------

                 Net loss                                   $ (891,948)             $ (788,220)           $ (13,976,047)
                                                    ===================     ===================     ====================

Basic and diluted loss per share:

                 Weighted average number of
                 common shares outstanding                   5,487,026               8,356,389
                                                    ===================     ===================


                 Basic and diluted loss per share              $ (0.16)                $ (0.09)
                                                    ===================     ===================
                                                       (unaudited)

   The accompanying notes are an integral part of these financial statements

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents



                                                                                        Cumulative
                                                                                           from
                                                                                       July 17, 1995
                                                   Three Months      Three Months      (inception)
                                                       ended            ended               to
                                                     March 31,        March 31,         March 31,
                                                       1998              1999              1999
                                                   --------------    -------------     -------------
                                                    (unaudited)      (unaudited)       (unaudited)
Cash flows from operating activities:

      Net loss                                      $ (891,948)      $ (788,220)     $ (13,976,047)

      Adjustments to reconcile net loss to net cash used in operating activities:

      Extraordinary item                                                                  848,160

      Depreciation expense                              11,230           11,691           126,451

      Amortization of unamortized debt discount                                           168,778

      Amortization of deferred financing costs                                             89,062

      Issuance of common stock for services rendered                                       20,600

      (Increase) Decrease in inventory                  (4,706)                           (49,073)

      (Increase) in prepaid expenses and other
      current assets                                    10,491           14,836          (111,898)

      (Increase) in other assets                                          1,364          (160,915)

      Issuance of warrants in connection with
      consultant agreement                                               64,465           281,505

      Increase (decrease)  in accounts payable and
      accrued liabilities                              140,836           70,073           331,274
                                                   ------------      -----------      ------------

            Net cash used in operating activities      734,097)        (625,791)      (12,432,103)
                                                   ------------      -----------      ------------

Cash flows from investing activities:

      Purchase of property and equipment               (21,407)         (15,348)         (241,136)
                                                   ------------      -----------       -----------

            Net cash used in investing activities      (21,407)         (15,348)         (241,136)
                                                   ------------      -----------       -----------

Cash flows from financing activities:

      Proceeds from sales of Series A Convertible
      Preferred Stock                                                                     900,000

      Proceeds from issuance of initial bridge units                                      350,000

      Proceeds from issuance of bridge units, net of
      exchange of initial bridge notes                                                  1,650,000

      Proceeds from IPO                                                                11,753,010

   The accompanying notes are an integral part of these financial statements.

                           NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents


                                                                                              Cumulative
                                                                                                 from
                                                                                            July 17, 1995
                                                       Three Months       Three Months       (inception)
                                                          ended              ended                to
                                                        March 31,          March 31,          March 31,
                                                           1998               1999               1999
                                                      ---------------    ---------------    ---------------

      Proceeds from equity offering - February 6, 1998     1,000,000                             1,000,000

      Proceeds from equity offering May 19 to
      June 6, 1998                                                                               7,280,546

      Repayment of notes issued in connection with
      initial bridge notes                                                                      (2,000,000)

      Costs incurred for equity offerings and warrants      (136,451)           (40,946)        (3,775,165)

      Issuance of common stock in connection with
      exercise of stock options                               23,332                               100,000

      (Increase) Decrease in restricted cash                  44,739             22,370            (53,708)

      Deferred financing costs                                                                    (201,000)
                                                      ---------------    ---------------    ---------------

      Net cash provided (used in) by financing               931,621            (18,576)        17,003,683
        activities                                    ---------------    ---------------    ---------------

      Net increase (decrease) in cash and cash               176,117           (659,715)         4,330,444
        equivalents
Cash and cash equivalents at the beginning of              1,692,788          4,990,159                  -
  the period
                                                      ---------------    ---------------    ---------------

      Cash and cash equivalents at the end of            $ 1,868,905        $ 4,330,444        $ 4,330,444
        the period                                    ===============    ===============    ===============

Supplemental disclosure of cash flow information:

      Interest paid during the period                                                             $ 73,702
                                                                                            ===============

Supplemental disclosure of non cash investing and financing activities:

Deferred financing costs incurred in connection with the
exchange of the initial bridge notes for 14 bridge units                                         $ 140,000
                                                                                            ===============

Deferred equity costs charged to additional paid in
      capital in connection with the PPO                                                          $ 13,400
                                                                                            ===============

Deferred financing costs charged to additional paid-in
      capital in connection with the IPO                                                          $ 25,000
                                                                                            ===============

600,000 Series A Convertible Preferred Stock converted
      into Common Stock                                                                            $ 6,000
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

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       Basis of Interim Financial Statement Preparation
         ------------------------------------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on April 15, 1999.

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

General

         The Company is a development stage enterprise organized in July 1995. The Company develops and intends to manufacture (through third parties) and market products that improve picture quality image in set top boxes, televisions, VCR's, DVD's, camcorders and other video devices by enhancing and manipulating video signals. In July 1996, the Company completed an initial public offering ("IPO") of its Common Stock and Public Warrants from which it received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. The Company also raised additional capital through the following equity offerings. On February 11, 1998, the Company received net proceeds of $859,347 for issuance of 253,485 shares of its Common Stock to Profutures Special Equities Fund, L.P. ("Profutures"). The Company also issued warrants to purchase up to 100,000 shares of its Common Stock to Profutures. In addition, the Company may issue Puts to Profutures over a two-year period whereby Profutures shall purchase a minimum of $1,000,000 up to a maximum of $5,000,000 of the Company's Common Stock (valued at 88% of the market value thereof). Puts are for a minimum of $250,000 and a maximum of $750,000 with certain restrictions applying beginning with the second Put. On May 11, 1998, the Company entered into a placement agency agreement with Janssen-Meyers Associates, L.P. ("Janssen-Meyers") to act as the Company's placement agent in a private equity placement whereby the Company issued 2,742,904 shares of its Common Stock and 2,057,207 Class A Redeemable

Warrants between May 19, 1998 and June 9, 1998 for net proceeds of $5,994,616. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

         At the time of the IPO, the Company had produced and tested fully operational working prototypes of certain of the "Licensed Products" as such term is defined in the Exclusive Worldwide License Agreement ("License Agreement") between the Company and Rave Engineering Corporation ("Rave") dated July 21, 1995 (the "Initial Products"). Subsequent to the IPO, the Company established the Advanced Engineering Group to support the continuing development of its products and related technology, and the identification of additional sources of new technology. The Advanced Engineering Group is made up of the Company's own employees and third party consultants who work with the Company on a project by project basis. The Advanced Engineering Group operates under the direction of the Company's Vice President-Engineering (prior to September 1998, it operated under the direction of the Company's Vice President-Marketing/Technical Development). The Company has used its Advanced Engineering Group to create products and technology independent of the "Licensed Products and Technology" as outlined in the License Agreement with Rave. These independently developed products and technology include the NUWAVE Video Processor (the "NVP"), a significant amount of the software included in each of its products and new circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group also developed the Softsets for the NVP and certain of the enhancements to it. Utilizing this technology, the Company has developed the ProWave NVP 2.2 that is currently available as a stand-alone unit or a PC board with software. The Advanced Engineering Group, in conjunction with Terk Technologies Corp., is currently developing a commercial video retail product utilizing the NVP technology (the "retail version").

         The Company recently produced its first NVP ASIC chips for testing and final evaluation purposes. The Company is working with The Engineering Consortium ("TEC") to complete this process. The Company intends to produce the NVP ASIC chips based upon the receipt of firm commitments rather than producing and inventorying ASIC chips in anticipation of applications required by customers in the future.

         The Company is concentrating its activities on completion of the testing and evaluation of the first ASIC chips and on the continued development and marketing of its Softsets and NVP products (i.e., ASIC chip for the OEM market, the NVP 2.2 in the stand alone unit and PC board version for the professional video market and the consumer video retail version). The Company, through its Advanced Engineering Group and agreements with third parties, is currently conducting investigation and research and development activities with respect to other new technologies/products to address the digital, PC and internet markets. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs. The Company believes this product strategy will allow it to take full advantage of the growth opportunity presented by the converging PC, television, HDTV and telecommunication markets, which the Company believes to be quite significant.

         As of March 31, 1999 the Company had accumulated a deficit during the development stage of $13,976,047 which includes a net loss for the three months ended March 31, 1999 of $788,220. The loss for the three months ended March 31, 1999 included $589,951 in general and administrative expenses, representing an increase of $58,794 compared to the three-month period ended March 31, 1998. This increase was primarily the result of the Company's planned growth and expansion including establishment of Japan and China offices ($56,952). The Company does not anticipate deriving significant revenue from the sale of its proprietary software (Softsets) and the NVP products during 1999. The Company expects to continue to incur losses for at least the next 12 months. See "Liquidity and Capital Resources."

Marketing and Sales

         During March 1999 the Company produced its first NVP ASIC chips for testing and evaluation purposes. In anticipation of production of its NVP ASIC chip, the Company has been conducting sales presentations of the NVP and Softsets to prospective OEM customers world wide (i.e., manufacturers of set-top boxes, televisions, VCR's, DVD's and other video output devices). After final evaluation and modification of these chips the Company will launch a full-scale sales program aimed at obtaining orders initially from those customers who have already evaluated the Company's technology and wish to test these chips in their products. The Company has marketing and sales organizations in place in the U.S., Japan and China, close to key prospective customers, to implement this program. Although the Company is unable to predict whether its marketing efforts will be successful, it believes that its products have been well received.

         The Company is currently developing retail products for consumers who do not have NUWAVE enabled products for their TV's but want to improve the picture quality of their home viewing. The Company's CWave Division will market these products. The Company has determined that the most effective way to introduce this product into the retail marketplace during 1999 is to work through distributors who will manufacture and sell to retailers, including those with whom they are currently doing business. The Company recently announced a five-year manufacturing and marketing agreement with Terk Industries to manufacture and market under the Terk brand name, a line-up of set-top boxes, incorporating NUWAVE's technology for existing televisions and video output products. At present, there are three hundred million non-enhanced televisions in the United States alone. Terk products are currently marketed to all major consumer electronics retailers in the U.S.

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

Research and Development

         For a discussion of the Company's research and development activities carried out by its Advanced Engineering Group, see "Management's Discussion and Analysis or Plan of Operations - General".

         Research and development activity with respect to the Company's Initial Products was carried out by Rave prior to July 21, 1995, the date upon which the Company and Rave entered into the License Agreement and the Development Agreement. The Company's Initial Products were based on technology originated by Rave prior to the Company's organization and licensed to the Company by Rave pursuant to the License Agreement. Although it was the Company's intention to utilize Rave as its primary source for research and development activities, the Company has become dissatisfied with Rave's performance under the Development Agreement and has found it necessary to utilize its Advanced Engineering Group as its primary means for product development. On October 1, 1998 the three-year term of the Development Agreement between the Company and Rave expired. The Company paid Rave an aggregate of (i) $2,731,906 for development services ("Development Service Payments"), (ii) $564,566 for equipment which was to be used in conjunction with required development services and (iii) $125,913 for materials to be used in conjunction with the development services. The Company has also guaranteed an additional $53,709 for related equipment lease payments to be made on Rave's behalf.

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

         The Company recently produced its first NVP ASIC chips for testing and final evaluation purposes. The Company is working with The Engineering Consortium ("TEC") to complete this process. The Company intends to produce the NVP ASIC chips based upon the receipt of firm commitments rather than producing and inventorying ASIC chips in anticipation of applications required by customers in the future.

Employees

         The Company has ten full-time employees and, depending on its level of business activity will adjust its number of employees accordingly.


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

         As indicated earlier, the Company has developed products and technology independent of the "Licensed Products and Technology" and believes that a substantial portion of its future sales will not include the "Licensed Products and Technology". Pursuant to the terms of the Agency Agreement between the Company and Prime, which only pertains to the Licensed Products and Technology covered by the License Agreement with Rave, Prime will receive 35% of net sublicensing fees received by the Company with respect to the first $50,000,000 of aggregate net sales made by the Company's sublicensees, after subtracting any royalty payments made to Rave and licensing expenses, and thereafter 45%. Prime will also receive up to an additional $1,500,000 of which (i) $400,000 has been paid in accordance with the terms of the Agency Agreement, (ii) $400,000 is payable out of the Company's first sublicensing fees, and (iii) $700,000 is payable out of the Company's portion of sublicensing royalties when net sublicensing sales exceed $200,000,000.

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on April 29, 1999.

                                                   NUWAVE TECHNOLOGIES, INC.
                                                          (Registrant)


DATE:    April 29, 1999                             By:   /s/  Gerald Zarin
                                                         ----------------------
                                                         Gerald Zarin
                                                         Chief Executive Officer
                                                         Chairman of the Board


DATE:    April 29, 1999                             By:  /s/ Jeremiah F. O'Brien
                                                         ----------------------
                                                         Jeremiah F. O'Brien
                                                         Chief Financial Officer
                                                         (Principal Financial
                                                            Officer)