Form 10QSB/A
period 1999-06-30
NUWAVE TECHNOLOGIES INC
filed 1999-08-13
CIK 1009802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark one)
     [x]          Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999
                                       or

     [ ]          Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


        For the transition period from                 to
                                       ---------------    ------------

                         Commission file number 0-28606

                            NUWAVE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                         22-3387630
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

One Passaic Avenue, Fairfield, New Jersey                 07004
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1999: 8,456,389

     Transitional Small Business Disclosure Format: Yes [ ]  No [x]


================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1. CONDENSED FINANCIAL STATEMENTS

          Balance Sheet - June 30, 1999 (unaudited)                         P. 3

          Statements of  Operations  - For the three and six month  periods
               ended  June  30,   1998   (unaudited)   and  June  30,  1999
               (unaudited) and for the period July 17, 1995  (inception) to
               June 30, 1999 (unaudited)                                    P. 4

          Statements of Cash  Flows - For the three  and six month  periods
               ended  June  30,   1998   (unaudited)   and  June  30,  1999
               (unaudited)   and  for  the  period   from  July  17,   1995
               (inception) to June 30, 1999 (unaudited)                     P. 5

          Notes to Condensed Financial Statements                           P. 7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      P. 9


PART II - OTHER INFORMATION                                                P. 18


SIGNATURES                                                                 P. 19

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                     ASSETS

                                                                                  June 30,
                                                                                    1999
                                                                                -----------
                                                                                (unaudited)

Current assets:

       Cash and cash equivalents                                                $3,530,851

       Inventory                                                                    49,073

       Prepaid expenses and other current assets                                    68,190
                                                                                ----------

                     Total current assets                                        3,648,114

Property and equipment                                                             106,080

Restricted Cash                                                                      8,970

Other assets                                                                       174,552
                                                                                ----------

                     Total assets                                               $3,937,716
                                                                                ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Accounts payable and accrued liabilities                                 $  394,811
                                                                                ----------

                     Total liabilities                                             394,811
                                                                                ----------

Commitments and contingencies

Stockholders' equity:

     Series A Convertible  Preferred Stock,  noncumulative,  $.01 par value; authorized 400,000 shares; issued and outstanding
     - none

     Preferred  stock,  $.01  par  value;   authorized  1,000,000
     shares;  issued and oustanding - none (such  preferences and rights to be designated by the Board of Directors)

     Common stock, $.01 par value; authorized 20,000,000 shares;
     as of  June 30, 1999; issued and outstanding 8,456,389 shares.                  84,564

     Additional paid in capital                                                  18,605,605

     Deficit accumulated during the development stage                           (15,147,264)
                                                                                 ----------

                     Total stockholders' equity                                   3,542,905
                                                                                 ----------

                     Total liabilities and stockholders' equity                  $3,937,716
                                                                                 ==========

    The accompanying notes are an integral part of these condensed financial statements


                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations

                                                                                                                    Cumulative from
                                                                                                                     July 17, 1995
                                           Three months        Three months      Six months         Six months        (inception)
                                              ended               ended            ended              ended                to
                                             June 30,            June 30,         June 30,           June 30,           June 30,
                                               1998                1999             1998               1999               1999
                                           ------------        ------------      -----------        -----------     ---------------
                                            (unaudited)        (unaudited)       (unaudited)        (unaudited)       (unaudited)

  Net Sales                                                                                                          $     22,820
  Cost of Sales                                                                                                            (9,120)
                                                                                                                     ------------
                                                                                                                           13,700

  Operating expenses:

  Research and development expenses        $  (476,098)        $  (250,565)      $  (857,237)       $  (503,836)     $ (5,885,000)
  General and administrative expenses         (709,439)           (627,152)       (1,240,596)        (1,217,103)       (8,425,743)
                                           -----------         -----------       -----------        -----------      ------------

                                            (1,185,537)           (877,717)       (2,097,833)        (1,720,939)      (14,310,743)
                                           -----------         -----------       -----------        -----------      ------------

               Loss from operations         (1,185,537)           (877,717)       (2,097,833)        (1,720,939)      (14,297,043)
                                           -----------         -----------       -----------        -----------      ------------

  Other income (expense):

               Interest                         43,987              45,395            64,335            100,397           668,376
               income

               Interest expense                                                                                          (331,542)

               Rave Settlement Costs                              (338,895)                            (338,895)         (338,895)
                                           -----------         -----------       -----------        -----------      ------------

                                                43,987            (293,500)           64,335           (238,498)           (2,061)
                                           -----------         -----------       -----------        -----------      ------------

  Net loss before extraordinary item        (1,141,550)         (1,171,217)       (2,033,498)        (1,959,437)      (14,299,104)

               Extraordinary item                                                                                        (848,160)
                                           -----------         -----------       -----------        -----------      ------------

               Net loss                    $(1,141,550)        $(1,171,217)      $(2,033,498)       $(1,959,437)     $(15,147,264)
                                           ===========         ===========       ===========        ===========      ============

  Basic and diluted loss per share:

               Weighted average
               number of
               common shares
               outstanding                   6,818,182           8,392,653         6,156,281          8,374,621
                                           ===========         ===========       ===========        ===========


               Basic and diluted
               loss per share              $     (0.17)        $     (0.14)      $     (0.33)        $    (0.23)
                                           ===========         ===========       ===========        ===========

          The accompanying notes are an integral part of these condensed financial statements


                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents

                                                                                                                    Cumulative from
                                                                                                                     July 17, 1995
                                           Three months        Three months      Six months         Six months        (inception)
                                              ended               ended            ended              ended               to
                                             June 30,            June 30,         June 30,           June 30,           June 30,
                                               1998                1999             1998               1999              1999
                                           ------------        ------------      -----------        -----------     ---------------
                                            (unaudited)        (unaudited)       (unaudited)        (unaudited)       (unaudited)

Cash flows from operating activities:

         Net loss                          $(1,141,549)        $(1,171,217)      $(2,033,497)       $(1,959,437)     $(15,147,264)

         Adjustments to reconcile net
         loss to net cash used in
         operating activities:

         Extraordinary item                                                                                               848,160

         Depreciation expense                   13,279              11,624            24,509             23,313           138,075

         Amortization of unamortized
         debt discount                                                                                                    168,778

         Amortization of deferred
         financing costs                                                                                                   89,062

         Issuance of common stock for
         services rendered                                                                                                 20,600

         (Increase) Decrease in inventory        2,055                                (2,651)                             (49,073)

         Decrease (Increase) in prepaid
         expenses and other current
         assets                               (164,836)             43,708          (154,345)            58,544           (68,190)

         (Increase) Decrease in other
         assets                                (12,877)            (13,637)          (12,877)           (12,273)         (174,552)

         Issuance of warrants in
         connection with consultant
         agreement                                                  64,467                              128,934           345,972

         Issuance of common stock in
         connection with an arbitration
         settlement                                                146,200                              146,200           146,200

         Issuance of options in
         connection with an arbitration
         settlement                                                 17,695                               17,695            17,695

         Increase (decrease) in accounts
         payable and accrued liabilities       131,461              63,537           272,297            133,610           394,811
                                           -----------         -----------       -----------        -----------      ------------

                  Net cash used in
                  operating activities      (1,172,467)           (837,623)       (1,906,564)        (1,463,414)      (13,269,726)
                                           -----------         -----------       -----------        -----------      ------------

Cash flows from investing activities:

         Purchase of property and
         equipment                             (20,481)             (3,016)          (41,888)           (18,364)         (244,152)
                                           -----------         -----------       -----------        -----------      ------------

                  Net cash used in
                  investing activities         (20,481)             (3,016)          (41,888)           (18,364)         (244,152)
                                           -----------         -----------       -----------        -----------      ------------

        The accompanying notes are an integral part of these condensed financial statements


                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents

                                                                                                                    Cumulative from
                                                                                                                     July 17, 1995
                                           Three months        Three months      Six months         Six months        (inception)
                                              ended               ended            ended              ended               to
                                             June 30,            June 30,         June 30,           June 30,           June 30,
                                               1998                1999             1998               1999              1999
                                           ------------        ------------      -----------        -----------     ---------------
                                            (unaudited)        (unaudited)       (unaudited)        (unaudited)       (unaudited)

Cash flows from financing activities:

         Proceeds from sales of Series A
         Convertible Preferred Stock                                                                                      900,000

         Proceeds from issuance of
         initial bridge units                                                                                             350,000

         Proceeds from issuance of
         bridge units, net of exchange
         of initial bridge notes                                                                                        1,650,000

         Proceeds from IPO                                                                                             11,753,010

         Proceeds from equity
         offering - February 6, 1998                                               1,000,000                            1,000,000

         Proceeds from equity offering
         May 19 to June 6, 1998              7,280,546                             7,280,546                            7,280,546

         Repayment of notes issued in
         connection with initial
         bridge notes                                                                                                  (2,000,000)

         Costs incurred for equity
         offerings                          (1,157,780)             (3,692)       (1,294,230)           (44,638)       (3,778,857)

         Issuance of common stock in
         connection with exercise of
         stock options                                                                23,332                              100,000

         (Increase) Decrease in
         restricted cash                        33,554              44,738            78,294             67,108            (8,970)


         Deferred financing costs                                                                                        (201,000)
                                           -----------         -----------       -----------        -----------      ------------

         Net cash provided (used in)
         by financing activities             6,156,320              41,046         7,087,942             22,470        17,044,729
                                           -----------         -----------       -----------        -----------      ------------

         Net increase (decrease) in
         cash and cash equivalents           4,963,372            (799,593)        5,139,490         (1,459,308)        3,530,851

Cash and cash equivalents at the
beginning of the period                      1,868,905           4,330,444         1,692,787          4,990,159
                                           -----------         -----------       -----------        -----------      ------------


         Cash and cash equivalents at
         the end of the period             $ 6,832,277         $ 3,530,851       $ 6,832,277        $ 3,530,851      $  3,530,851
                                           ===========         ===========       ===========        ===========      ============

Supplemental disclosure of cash flow
information:

         Interest paid during the period                                                                                  $73,702
                                                                                                                     ============

Supplemental disclosure of non cash
investing and financing activities:

Deferred financing costs incurred in
connection with the exchange of the
initial bridge notes for 14 bridge
units                                                                                                                    $140,000
                                                                                                                     ============

Deferred equity costs charged to
additional paid in capital in
connection with the PPO                                                                                                   $13,400
                                                                                                                     ============

Deferred financing costs charged
to additional paid-in capital in
connection with the IPO                                                                                                   $25,000
                                                                                                                     ============

600,000 Series A Convertible
Preferred Stock converted into
Common Stock                                                                                                               $6,000
                                                                                                                     ============

         The accompanying notes are an integral part of these condensed financial statements


                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis of Interim Financial Statement Preparation
     ------------------------------------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A as filed with the Securities and Exchange Commission ("SEC") on April 15, 1999.


2.   Capital transactions
     --------------------

     On May 28, 1999, in accordance with a Settlement Agreement (see Note 2 below), the Company issued 100,000 shares of its Common Stock and options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.46.

     On June 23, 1999, options to purchase 15,000 shares of the Company's Common Stock were granted under the Non-Employee Director Stock Option Plan at an exercise price of $2.07 per share. As of June 30,1999, there are 93,000 stock options reserved for issuance in the Director's plan.

     On June 30, 1999, options to purchase 100,000 shares of the Company's Common Stock were granted under the 1996 Performance Incentive Stock Option Plan. As of June 30,1999, there are 362,500 stock options reserved for issuance in the Performance Incentive plan.


3.   Commitments and Contingencies
     -----------------------------

     License and Development Agreements

     On November 13, 1998, pursuant to the provisions of the License Agreement and the Development Agreement, the Company commenced an arbitration proceeding under the American Arbitration Association Rules of Patent Arbitration against Rave and Randy Burnworth. Such proceeding sought (a) damages for the injuries to the Company caused by Rave's and Burnworth's breaches of their contractual and common law obligations to the Company, including but not limited to those referred to above, and (b) a declaration that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company continues to have exclusive license rights to the "Licensed Product" and "Licensed Process" under the License Agreement.

     Rave filed an amended counterclaim against the Company in the Arbitration, alleging breaches of the License Agreement and Development Agreement, trade libel, tortious interference and conspiracy, and sought a declaration that Rave was entitled to the return and exclusive use of its own technology. Rave claimed that it was entitled to $65,000 per month for the life of any patents on products it developed for the Company (approximately 15 more years), as well as damages in excess of $4 million on the various claims.

     Pursuant to On May 28, 1999, a Settlement Agreement reached the Arbitration was resolved and the License Agreement was terminated. As a result of the Settlement Agreement, the Company continues to maintain exclusive worldwide license rights to make, market and license its video enhancement technology free of any claims of ownership or inventorship by Rave; in return, Rave and certain individuals associated with Rave received $175,000 in cash as well as 100,000 shares of the Company's Common Stock and options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.46.


     Agency Agreement

     Subsequent to the Rave Settlement Agreement, on June 2, 1999 the Agency Agreement with Prime dated July 24, 1999 was terminated.

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

General

     The Company is a development stage enterprise organized in July 1995. Our mission is to identify and commercialize high margin, proprietary technologies suited for high-volume, high-growth markets and, in turn achieve attractive long-term growth for the Company. The first technology that we are commercializing is in the field of video-enhancement and in this regard we are developing proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. We intend to license or have manufactured through third parties and directly market products which use this technology to improve picture quality in set-top boxes, televisions, VCR's, DVD's, camcorders, video and pictures on the Internet and P.C.'s, and other video devices. In July 1996, we completed an initial public offering ("IPO") of the Company's Common Stock and Public Warrants from which we received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. On February 11, 1998, the Company received net proceeds of $859,347 for issuance of 253,485 shares of our Common Stock to Profutures. We also issued warrants to purchase up to 100,000 shares of the Company's Common Stock to Profutures. In addition, the Company may issue "Puts" to Profutures over a two year period ending February 11, 2000 whereby Profutures shall purchase a minimum of $1,000,000 up to a maximum of $5,000,000 of the Company's Common Stock (valued at 88% of the market value thereof). Puts are for a minimum of $250,000 and a maximum of $750,000 with certain restrictions applying beginning with the second Put. On May 11, 1998, we entered into a placement agency agreement with Janssen-Meyers Associates, L.P. ("Janssen-Meyers") to act as the Company's placement agent in a private equity placement whereby we issued 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants between May 19, 1998 and June 9, 1998 for net proceeds of $5,990,924. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

     At the time of the IPO, we had produced and tested fully operational working prototypes of certain of our potential products. Subsequent to the IPO, we established the Advanced Engineering Group to support the continuing development of our products and related technology, and the identification of additional sources of new technology. The Advanced Engineering Group is made up of the Company's own employees and third party consultants who work with us on a project by project basis under our direction. Products and technology developed by the Advanced Engineering Group include the NUWAVE Video Processor ("NVP"), a significant amount of the software included in each of its products and new circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group also developed the Softsets for the NVP and certain of the enhancements to it. Utilizing this technology, we have developed the NVP 2.2, a product for the professional video market, that is currently available as a stand-alone unit or a PC board with software. The Advanced Engineering Group in conjunction with Terk Technologies Corp., is currently developing a commercial video retail product also utilizing the NVP technology (the "Retail Version").

     We produced our first NVP ASIC chips for testing and final evaluation purposes and are working with our outside design house and foundry to complete this process. After final evaluation of these chips, we will launch a full scale sales program aimed at obtaining orders initially from those customers who have already evaluated our technology and wish to test these chips in their products. In addition to the NVP technology, we have developed a proprietary software technology which allows a user to clean and enhance pictures and video, including streaming video on the home PC while surfing the Internet or offline using any picture or video program. This technology is intended to be marketed under the name iMAGENU Picture Wizard.

     We are concentrating our activities on completion of the ASIC chips and on the continued development and marketing of our Softsets and NUWAVE Video Processor products as well as final product development and market introduction of the iMAGENU Picture Wizard software product line. We are also conducting investigation and research and development activities with respect to additional new technologies/products to address the digital, PC and Internet markets. These activities may give rise to additional products that may be commercialized by NUWAVE. We believe this focused product strategy will provide NUWAVE with an expanded technology base and diversify the product line and services we can offer potential customers and allow us to take advantage of the significant video growth opportunity presented by the converging PC, Internet, television, HDTV and telecommunication markets. There can be no assurance that these efforts will result in marketable products or products that can be produced at commercially acceptable costs.

     As of June 30, 1999 the Company had accumulated a deficit during the development stage of $15,147,264 which includes a net loss for the six months ended June 30, 1999 of $1,959,437. The loss for the six months ended June 30, 1999 included $1,217,103 in general and administrative expenses, representing a decrease of $23,493 compared to the six-month period ended June 30, 1998. We do not anticipate deriving significant, if any, revenue from the sale of our products during 1999. We expect to continue to incur losses for at least the next 12 months. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

Marketing and Sales

     In anticipation of production of the NVP ASIC chip, the Company has been conducting sales presentations of the NVP and Softset technologies to prospective OEM customers world wide (i.e., manufacturers of set-top boxes, televisions, VCR's, DVD's and other video output devices). During March 1999 we produced our first NVP ASIC chips for testing and evaluation purposes and we are currently working with our outside design house and foundry to complete this process.. After final evaluation and modification of these chips we will launch a full-scale sales program aimed at obtaining orders initially from those customers who have already evaluated the Company's technology and wish to test the ASIC chips in their products. We have marketing and sales organizations in place in the U.S., Japan and China, close to key prospective customers, to implement this program. Although we are unable to predict whether our marketing efforts will be successful, we believe that our products have been well received.

     The Company is currently developing retail products for consumers who do not have NUWAVE enabled products for their TV's but want to improve the picture quality of their home viewing. We believe that the most effective way to introduce this product into the retail marketplace during 1999 is to work through distributors who will manufacture and sell to retailers, including those with whom they are currently doing business. We recently announced a five-year manufacturing and marketing agreement with Terk Industries to manufacture and market under the Terk brand name, a line-up of set-top boxes, incorporating NUWAVE's technology for existing televisions and video output products. At present, there are three hundred million non-enhanced televisions in the United States alone. Terk products are currently marketed to all major consumer electronics retailers in the U.S.

     During the second quarter of 1998, we opened a sales and engineering office in Osaka, Japan to maintain on-going discussions, provide in-person demonstrations of the Company's technology and directly participate in technical due diligence sessions with potential customers who are evaluating our technology. During the third quarter of 1998, we opened a sales and engineering office in Beijing, China for our products and technology to be sold into the Chinese domestic market, which is equal in size to the U.S. market.

     We plan to market and sell our iMAGENU Picture Wizard software product through our exclusive e-commerce imagenu.com web site store, which is currently under construction. The opening of the web site store and the introduction of iMAGENU Picture Wizard is expected to take place during the summer of 1999.

Research and Development

     For a discussion of our research and development activities carried out by its Advanced Engineering Group, see "Management's Discussion and Analysis or Plan of Operation--General."

     The products we initially contemplated for commercialization were licensed to the Company by Rave pursuant to the License Agreement. Although it was our intention to utilize Rave as our primary source for research and development activities, we became dissatisfied with Rave's performance under the Development Agreement and have utilized the Advanced Engineering Group as our primary means for product development. On October 1, 1998 the three-year term of the Development Agreement between the Company and Rave expired. In conjunction with the License and Development Agreements, we paid to Rave or on behalf of Rave an aggregate of (i) $2,731,906 for development services ("Development Service Payments"), (ii) $618,759 for equipment which was supposed to be used in conjunction with development services and (iii) $125, 913 for materials intended to be used in conjunction with the development services.

     Concurrent with the research and development undertaken by the Advanced Engineering Group, we retained patent counsel in 1996 to prosecute a patent application on the video clarity circuit provided by Rave (the "Rave Clarity Circuit"), which, of the initial products, we had identified as the most likely candidate for immediate commercial exploitation. We were informed in January, 1998, that (a) such application had been rejected, and (b) such initial rejections by the United States Patent and Trademark Office ("Patent office") are not uncommon. The claims in the application were modified and the application was resubmitted twice. Both times it was again rejected by the Patent Office on the grounds that the Rave Clarity Circuit was identical to a circuit that was the subject of a prior United States patent issued to a third party (the "Prior Art"). We have decided not to proceed with further prosecution of the patent application on the Rave Clarity Circuit. We acquired the exclusive rights to the Prior Art in August 1998.

     In July 1998, our representatives conducted a "Technical Audit" of the consulting and development services (not limited to the Rave Clarity Circuit) that Rave was to have performed under the License Agreement and the Development Agreement. We concluded, on the basis of the Technical Audit and the information regarding the Prior Art, that Rave had not performed the required services and misled the Company about its ability to perform them, and about Rave's ownership of the technology licensed to the Company.

     On November 13, 1998, pursuant to the provisions of the License Agreement and the Development Agreement, we commenced an arbitration proceeding under the American Arbitration Association Rules of Patent Arbitration against Rave and Randy Burnworth. Such proceeding sought (a) damages for the injuries to the Company caused by Rave's and Burnworth's breaches of their contractual and common law obligations to the Company, including but not limited to those referred to above, and (b) a declaration that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company continues to have exclusive license rights to the "Licensed Product" and "Licensed Process" under the License Agreement.

     Rave filed an amended counterclaim against the Company in the Arbitration, alleging breaches of the License Agreement and Development Agreement, trade libel, tortious interference and conspiracy, and sought a declaration that Rave was entitled to the return and exclusive use of its own technology. Rave claimed that it was entitled to $65,000 per month for the life of any patents on products it developed for the Company (approximately 15 more years), as well as damages in excess of $4 million on the various claims.

     Pursuant to a Settlement Agreement reached on May 28, 1999, the Arbitration was resolved and the License Agreement was terminated. As a result of the Settlement Agreement, we continue to maintain exclusive worldwide license rights to make, market and license our video enhancement technology free of any claims of ownership or inventorship by Rave; in return, Rave and certain individuals associated with Rave received from us $175,000 in cash as well as 100,000 shares of the Company's Common Stock and options to purchase 50,000 shares of the Company's Common Stock.


Manufacturing

     We do not contemplate that we will directly manufacture any of our products. We intend to contract with third parties to manufacture our NVP and Softsets. We may also license to third parties the rights to manufacture the products, either through direct licensing, OEM arrangements or otherwise.

     We recently produced our first NVP ASIC chips for testing and final evaluation purposes and we are working with our outside design house and foundry to complete this process. After final evaluation of these chips, we will launch a full scale sales program aimed at obtaining orders initially from those customers who have already evaluated our technology and wish to test these chips in their products. We intend to produce the NVP ASIC chips based upon the receipt of firm commitments rather than producing and inventorying ASIC chips in anticipation of applications required by customers in the future.

Employees

     We currently have ten full-time employees and, depending on our level of business activity, expect to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development.

Liquidity and Capital Resources

     From our inception until the IPO, we relied for all of our funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of debt and equity securities ("Private Financings"). In July 1996, we completed our IPO and received net proceeds of $9,538,428. We used $2,073,652 of the net proceeds of the IPO to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings.

     On February 6, 1998, we entered into a two-year agreement with Profutures whereby we issued 253,485 shares of the Company's Common Stock for an aggregate purchase price of $1,000,000. In addition, subject to certain conditions, the agreement provides that, from time to time over the life of the agreement, the Company shall issue "Puts" to Profutures whereby we shall issue for each Put and Profutures shall purchase, at our option, shares of the Company's Common Stock for a minimum of $250,000 and a maximum of $750,000. The total aggregate value of the Puts over the life of the agreement must be a minimum of $1,000,000 and cannot exceed $5,000,000. The purchase price of the Common Stock will be at 88% of the fair market value of the Common Stock at the time of the Put. It is our intention to issue our first Put under the agreement for $750,000 during the next quarter. The following restrictions, among others, apply beginning with the second Put: 1) there must be 20 business days between Puts; 2) the average daily trading volume in the Company's Common Stock for the 30 trading days prior to the Put date must be at least 20,000 shares; 3) the minimum bid price for the Company's Common Stock on the trading day immediately preceding the Put date must be at least $2.50; and 4) unless Profutures agrees otherwise, no Put can be made which causes Profutures to own more than 9.9% of the Company's then outstanding Common Stock.

     In connection with the agreement, we issued to Profutures warrants to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $6.41 per share and supplemental warrants to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $3.95 per share. The warrants may be exercised at any time beginning August 6, 1998 and ending 3 years thereafter. The supplemental warrants may be exercised at any time beginning April 19, 1998 and ending 5 years thereafter.

     On May 11, 1998, we entered into a placement agency agreement with Janssen-Meyers to act as the Company's placement agent in a private equity placement whereby we issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the "Securities Act"), 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants between May 19, 1998 and June 9, 1998 for an aggregate purchase price of $7,280,546. Each Class A Redeemable Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.24, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time during the period commencing on June 9, 1998 and expiring on May 11, 2003. The Class A Redeemable Warrants are subject to redemption by the Company at $.01 per warrant 12 months after the effective date of a registration statement covering the Class A Redeemable Warrants on not less than 30 days prior written notice to the holders of the Class A Redeemable Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Class A Redeemable Warrants for a period of thirty consecutive trading days ending on the day prior to the day on which the Company gives notice of redemption. The Class A Redeemable Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption.

     Janssen-Meyers received for acting as placement agent a commission of 10% ($728,055) of the gross proceeds from the sale of the Common Stock and Class A Redeemable Warrants, as well as a 3% non-accountable expense allowance ($218,416) and reimbursement of other costs, including legal expenses relating to the offering ($77,171). In addition, Janssen-Meyers received as part of its compensation warrants (the "Unit Warrants"), exercisable until May 11, 2003, to purchase up to (i) 688,084 shares of the Company's Common Stock at a price per share ranging from $2.50 to $3.06 and (ii) 516,068 Class A Redeemable Warrants to purchase up to 516,068 shares of the Company's Common Stock at a price per share of $3.24.

     We anticipate that our available cash will be sufficient to satisfy our contemplated cash requirements for at least through the next twelve months.

Plan of Operation

     Our plan of operation over the next 12 months focuses primarily on the final phase of the development of our ASIC chip, marketing and sales of our Softsets and

NVP products in the OEM, professional video and retail markets and the continued effort necessary to support the sales and marketing of these products and introduction of our software product iMAGENU Picture Wizard. In this regard, we have recently produced the first NVP ASIC chips. After final evaluation of the chips, we plan to launch a full-scale sales and marketing program aimed initially at obtaining orders from those customers who have already evaluated our technology and wish to test the chips in their products. We plan to open our exclusive e-commerce imagenu.com web site store and introduce the iMAGENU
Picture Wizard software product during the summer of 1999. Also, we are currently conducting investigation and research and development activities with respect to other new technologies/products to address the digital, PC and internet markets. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs.

     We anticipate, based on our current proposed plans and assumptions relating to its operations, that we have sufficient cash to satisfy our estimated cash requirements for the next 12 months. In the event of unanticipated expenses, delays or other problems beyond this period, we might be required to seek additional funding. In addition, in the event that we receive a larger than anticipated number of initial purchase orders upon introduction of Softsets and the NVP products, we may require resources greater than our available cash or than are otherwise available to us. In such event, we may be required to raise additional capital. There can be no assurance that such additional capital will be available to us if needed, on commercially reasonable terms or at all.

     The Company's future performance will be subject to a number of business factors, including those beyond the our control, such as economic downturns and evolving industry needs and preferences, as well as the level of competition and our ability to successfully market our products and technology. There can be no assurance that we will be able to successfully implement a marketing strategy, generate significant revenues or achieve profitable operations. In addition, because we have had only limited operations to date, there can be no assurance that our estimates will prove to be accurate or that unforeseen events will not occur.

Year 2000

     We recognize the need to ensure that our operations and systems (including information technology ("IT") and non-information technology ("non-IT") systems) will not be adversely affected by year 2000 hardware and software issues. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable years. Any of the company's programs that have time-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Year

2000 problem affects our installed computer systems, software applications and other business systems that have time sensitive programs.

     We have conducted a review of its IT and non-IT systems to identify those systems that could be affected by the Year 2000 problem. Modifications to the Company's systems as a result of the findings have been completed. Testing of these modifications was completed January 31, 1999 and our systems were determined to be Year 2000 compliant. In addition, we have contacted our major supplier (the fabricator/manufacturer of its ASIC chip) to verify that the systems that the major supplier uses are or will be Year 2000 compliant. If our major supplier or others with whom the Company does business experience problems related to the Year 2000 issue, our business, financial condition or results of operations could be materially adversely affected. Based on our current estimates and information currently available, we do not anticipate that the costs associated with Year 2000 compliance issues will be material to the Company's financial position or results of operations.

     We believe that our Year 2000 project will allow us to be Year 2000 compliant in a timely manner. There can be no assurances, however, that our information systems or those of a third party on which we rely will be year 2000 compliant by the year 2000. An interruption of our ability to conduct business due to a Year 2000 readiness problem could have a material adverse affect on our business, operations or financial condition. There can be no guarantee that the Company's Year 2000 goals or expense estimates will be achieved, and actual results could differ.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 22, 1999 the company held its annual meeting of stockholders to
         (i) elect directors, and (ii) transact such other business as might be bought before the meeting.

         The following table sets forth information regarding the number of votes cast for, against, and abstentions, with respect to the matter presented at the meeting. Abstentions and broker-non votes are counted only for purposes of electing directors in accordance with Proposal One.

         (i)      Election of Directors
                                                   Against or
              Nominee                For            Withheld       Abstentions
              -------                ---           ----------      -----------

              Gerald Zarin         5,067,463         44,940            0
              Edward Bohn          5,067,463         44,940            0
              Lyle Gramley         5,067,463         44,940            0
              Joseph Sarubbi       5,067,463         44,940            0

         (ii)     No other business was transacted at the meeting

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         Not applicable

         27.      Financial data schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on August 13, 1999.

                                              NUWAVE TECHNOLOGIES, INC.
                                                       (Registrant)

DATE:  August 13, 1999                        By:  /s/ Gerald Zarin
                                                   -----------------------------
                                                   Gerald Zarin
                                                   Chief Executive Officer and
                                                   Chairman of the Board


DATE:  August 13, 1999                        By:  /s/ Jeremiah F. O'Brien
                                                   -----------------------------
                                                   Jeremiah F. O'Brien
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)