Form 10QSB
period 1999-09-30
NUWAVE TECHNOLOGIES INC
filed 1999-10-22
CIK 1009802

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
   |x|
   ---
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       or

   |x|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to
                                                       -----   -------
                         Commission file number 0-28606


                            NUWAVE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                   22-3387630
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 ONE PASSAIC AVENUE, FAIRFIELD, NEW JERSEY                  07004
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1999: 8,468,889
                                         ---------

     Transitional Small Business Disclosure Format: Yes [ ] No [ ]


================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1. CONDENSED FINANCIAL STATEMENTS

             Balance Sheet - September 30, 1999 (unaudited)               P.3

             Statements of Operations - For the three and nine month
               periods ended September 30, 1998 (unaudited) and
               September 30, 1999 (unaudited) and for the period July
               17, 1995 (inception) to September 30, 1999 (unaudited)     P.4

             Statements of Cash Flows - For the three and nine month
               periods ended September 30, 1998 (unaudited) and
               September 30, 1999 (unaudited) and for the period from
               July 17, 1995 (inception) to September 30, 1999
               (unaudited)                                                P.5

             Notes to Condensed Financial Statements                      P.7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    P.9


PART II - OTHER INFORMATION                                               P.18


SIGNATURES                                                                P.19

                           NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                 BALANCE SHEET


                             ASSETS
                                                                   September 30,
                                                                        1999
                                                                   -------------
                                                                   (unaudited)

Current assets:

       Cash and cash equivalents                                   $  2,829,550

       Inventory                                                         49,073

       Prepaid expenses and other current assets                        116,020
                                                                   ------------

                      Total current assets                            2,994,643

Property and equipment                                                   96,653

Other assets                                                             73,176
                                                                   ------------

                      Total assets                                 $  3,164,472
                                                                   ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

       Accounts payable and accrued liabilities                    $    220,222
                                                                   ------------

                      Total liabilities                                 220,222
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


     Common stock, $.01 par value; authorized 20,000,000
     shares; as of September 30, 1999; issued and
     outstanding 8,468,889 shares.                                       84,689

     Additional paid in capital                                      18,664,586

     Deficit accumulated during the development stage               (15,805,025)
                                                                   ------------

                      Total stockholders' equity                      2,944,250
                                                                   ------------

                      Total liabilties and stockholders' equity    $  3,164,472
                                                                   ============


               The accompanying notes are an integral part of these
                           condensed financial statements

                           NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                            STATEMENTS OF OPERATIONS

                                                                                                              Cumulative from
                                                                                                               July 17, 1995
                                                 Three months    Three months    Nine months     Nine months    (inception)
                                                    ended           ended          ended           ended            to
                                                September 30,   September 30,  September 30,   September 30,    September 30,
                                                     1998            1999           1998            1999             1999
                                                -------------  -------------- --------------  --------------  ----------------
                                                  (unaudited)     (unaudited)    (unaudited)     (unaudited)    (unaudited)

Net Sales                                        $      9,666                    $      9,666                    $     22,820
Cost of Sales                                          (3,363)                         (3,363)                         (9,120)
                                                 ------------                    ------------                    ------------
                                                        6,303                           6,303                          13,700
                                                 ------------                    ------------                    ------------

Operating expenses:

Research and development expenses                $   (466,247)   $   (187,425)   $ (1,323,483)   $   (691,261)   $ (6,072,425)

General and administrative expenses                  (558,482)       (510,716)     (1,799,078)     (1,727,819)     (8,936,459)
                                                 ------------    ------------    ------------    ------------    ------------

                                                   (1,024,729)       (698,141)     (3,122,561)     (2,419,080)    (15,008,884)
                                                 ------------    ------------    ------------    ------------    ------------

              Loss from operations                 (1,018,426)       (698,141)     (3,116,258)     (2,419,080)    (14,995,184)
                                                 ------------    ------------    ------------    ------------    ------------

Other income (expense):

              Interest income                          81,120          40,380         145,454         140,777         708,756

              Interest expense                                                                                       (331,542)

              Rave Settlement Costs                                                                  (338,895)       (338,895)
                                                 ------------    ------------    ------------    ------------    ------------

                                                       81,120          40,380         145,454        (198,118)         38,319
                                                 ------------    ------------    ------------    ------------    ------------

Net loss before extraordinary item                   (937,306)       (657,761)     (2,970,804)     (2,617,198)    (14,956,865)

              Extraordinary item                                                                                     (848,160)
                                                 ------------    ------------    ------------    ------------    ------------

              Net loss                           $   (937,306)   $   (657,761)   $ (2,970,804)   $ (2,617,198)   $(15,805,025)
                                                 ============    ============    ============    ============    ============

Basic and diluted loss per share:

              Weighted average number of
              common shares outstanding             8,358,515       8,458,291       6,898,426       8,457,030
                                                 ============    ============    ============    ============


              Basic and diluted loss per share   $      (0.11)   $      (0.08)   $      (0.43)   $      (0.31)
                                                 ============    ============    ============    ============


                  The accompanying notes are an integral part of these
                            condensed financial statements

                           NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)



                              STATEMENTS OF CASH FLOWS
                  Increase (decrease) in cash and cash equivalents

                                                                                                                       Cumulative
                                                                                                                          from
                                                                                                                       July 17, 1995
                                                        Three Months   Three Months    Nine Months      Nine Months      (inception)
                                                           ended          ended          ended           ended             to
                                                        September 30,  September 30,  September 30,   September 30,   September 30,
                                                             1998           1999          1998             1999           1999
                                                        -------------  -------------  -------------   -------------  --------------
                                                          (unaudited)    (unaudited)    (unaudited)     (unaudited)     (unaudited)
Cash flows from operating activities:

     Net loss                                              $ (937,306)   $  (657,761)   $(2,970,804)   $ (2,617,198)   $(15,805,025)

     Adjustments to reconcile net loss
     to net cash used
     in operating activities:

     Extraordinary item                                                                                                     848,160

     Depreciation expense                                      12,532         12,703         37,041          36,016         150,778

     Amortization of unamortized debt discount                                                                              168,778

     Amortization of deferred financing costs                                                                                89,062

     Issuance of common stock for services rendered                                                                          20,600

     (Increase) Decrease in inventory                             685                        (1,967)                        (49,073)

     Decrease (Increase) in prepaid expenses and other
     current assets                                            70,717        (47,830)       (83,628)         10,714        (116,020)

     (Increase) Decrease in other assets                      (69,476)       101,376        (82,353)         89,103         (73,176)

     Issuance of warrants in connection with
     consultant agreement                                                     40,830                        169,765         386,802

     Issuance of common stock in connection with
     an arbitration settlement                                                                              146,200        146,200

     Issuance of options in connection with
     an arbitration settlement                                                                               17,695         17,695

     Increase (decrease)  in accounts payable and
     accrued liabilities                                     (263,179)      (174,588)         9,118         (40,979)        220,223
                                                          -----------    -----------    -----------     -----------    ------------

                Net cash used in operating act             (1,186,027)      (725,270)    (3,092,593)     (2,188,684)    (13,994,996)
                                                          -----------    -----------    -----------     -----------    ------------

Cash flows from investing activities:

     Purchase of property and equipment                        (1,851)        (3,276)       (43,738)        (21,640)       (247,428)
                                                          -----------    -----------    -----------     -----------    ------------

                Net cash used in investing activities          (1,851)      (3,276)       (43,738)       (21,640)       (247,428)
                                                          -----------    -----------    -----------     -----------    ------------


                   The accompanying notes are an integral part of these
                          condensed financial statements

                           NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)



                              STATEMENTS OF CASH FLOWS
                  Increase (decrease) in cash and cash equivalents

                                                                                                                       Cumulative
                                                                                                                          from
                                                                                                                       July 17, 1995
                                                        Three Months   Three Months    Nine Months      Nine Months      (inception)
                                                           ended          ended          ended           ended             to
                                                        September 30,  September 30,  September 30,   September 30,   September 30,
                                                             1998           1999          1998             1999           1999
                                                        -------------  -------------  -------------   -------------  --------------
                                                          (unaudited)    (unaudited)    (unaudited)     (unaudited)     (unaudited)
Cash flows from financing activities:

       Proceeds from sales of Series A Convertible
       Preferred Stock                                                                                                      900,000

       Proceeds from issuance of initial bridge units                                                                       350,000

       Proceeds from issuance of bridge units, net of
       exchange of initial bridge notes                                                                                   1,650,000

       Proceeds from IPO                                                                                                 11,753,010

       Proceeds from equity offering - February 6, 1998                                   1,000,000                       1,000,000

       Proceeds from equity offering May 19 to
       June 6, 1998                                                                       7,280,546                       7,280,546

       Repayment of notes issued in connection with
       initial bridge notes                                                                                              (2,000,000)

       Costs incurred for equity offerings                    (14,019)                   (1,308,249)        (44,638)     (3,778,857)

       Issuance of common stock in connection with
       exercise of stock options                                              18,275         23,332          18,275         118,275

       (Increase) Decrease in restricted cash                  11,185          8,970         89,479          76,078

       Deferred financing costs                                                                                            (201,000)
                                                          -----------    -----------    -----------     -----------     -----------

       Net cash provided (used in) by financing
       activities                                              (2,834)        27,245      7,085,108          49,715      17,071,974
                                                          -----------    -----------    -----------     -----------     -----------

       Net increase (decrease) in cash and cash
       equivalents                                         (1,190,712)      (701,301)     3,948,777      (2,160,609)      2,829,550

Cash and cash equivalents at the beginning
of the period                                               6,832,277      3,530,851      1,692,788       4,990,159
                                                          -----------    -----------    -----------     -----------     -----------

       Cash and cash equivalents at the end
       of the period                                      $ 5,641,565    $ 2,829,550    $ 5,641,565     $ 2,829,550     $ 2,829,550
                                                          ===========    ===========    ===========     ===========     ===========

Supplemental disclosure of cash flow information:

       Interest paid during the period                                                                                  $    73,702
                                                                                                                        ===========

Supplemental disclosure of non cash investing and financing activities:

Deferred financing costs incurred in connection with the
exchange of the initial bridge notes for 14 bridge units                                                                $   140,000
                                                                                                                        ===========

Deferred equity costs charged to additional paid in
       capital in connection with the PPO                                                                               $    13,400
                                                                                                                        ===========

Deferred financing costs charged to additional paid-in
       capital in connection with the IPO                                                                               $    25,000
                                                                                                                        ===========
600,000 Series A Convertible Preferred Stock converted
       into Common Stock                                                                                                $     6,000
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

2.   Capital transactions
     --------------------

          On May 28, 1999, in accordance with a Settlement Agreement (see Note 3 below), the Company issued 100,000 shares of its Common Stock and options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.46.

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

          On September 16, 1999, options issued under the May 28, 1999 Settlement Agreement were exercised to purchase 12,500 shares of Common Stock.

          On September 28, 1999, options to purchase 45,000 shares of the Company's Common Stock were granted under the Non-Employee Director Stock Option Plan at an exercise price of $2.56 per share. As of September 30, 1999, there are 48,000 stock options reserved for issuance in the Director's plan.

          On September 28, 1999, a performance based option agreement was entered into with a person who became a non-employee Director whereby he was granted options to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $2.56 per share, vesting based on the achievement of specified performance criteria.

3.   Commitments and Contingencies
     -----------------------------

     License and Development Agreements

          On November 13, 1998, pursuant to the provisions of an Exclusive Worldwide Licensing Agreement the "License Agreement" and a Development Agreement, both dated July 21,1995 the Company commenced an arbitration proceeding against Rave Engineering Corporation ("Rave") and its principal Randy Burnworth seeking (a) damages for the injuries to the Company caused by Rave's and Burnworth's breaches of their contractual and common law obligations to the Company, including but not limited to those referred to above, and (b) a declaration that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company continues to have exclusive license rights to the "Licensed Product" and "Licensed Process" under the License Agreement.

          Rave filed an amended counterclaim against the Company in the Arbitration alleging breaches of the License Agreement and Development Agreement, trade libel, tortious interference and conspiracy, and sought a declaration that Rave was entitled to the return and exclusive use of its own technology. Rave claimed that it was entitled to $65,000 per month for the life of any patents on products it developed for the Company (approximately 15 more years), as well as damages in excess of $4 million on the various claims.

          On May 28, 1999, a Settlement Agreement was reached, the Arbitration was resolved and the License Agreement was terminated. As a result of the Settlement Agreement, the Company continues to maintain exclusive worldwide license rights to make, market and license its video enhancement technology free of any claims of ownership or inventorship by Rave; in return, Rave and certain individuals associated with Rave received $175,000 in cash as well as 100,000 shares of the Company's Common Stock and options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.46.

     Agency Agreement

          Subsequent to the Rave Settlement Agreement, on June 2, 1999 the Agency Agreement with Prime dated July 24,1999 was terminated.

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

GENERAL

          The Company is a development stage enterprise organized in July 1995. Its mission is to identify and commercialize high margin, proprietary technologies suited for high-volume, high-growth markets and, in turn achieve attractive long-term growth for the Company. The first technologies being commercialized are in the field of video-enhancement. In this regard the Company is developing proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This is known as the NUWAVE video processor ("NVP") technology. We intend to license this technology or have it manufactured in the form of Application Specific Integrated Circuits ("ASICs") through third parties and to directly market products which use this technology to improve picture quality in set-top boxes, televisions, VCRs, DVDs, camcorders, video and pictures on the Internet and PCs, and other video devices. In addition to the NVP technology, the Company has recently completed development of Picture Wizard, a proprietary software product with the ability to digitally enhance both pictures and video on PCs while the user is surfing the Internet or working offline.

          In July 1996, we completed an initial public offering ("IPO") of the Company's Common Stock and Public Warrants from which we received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. On February 11, 1998, the Company received net proceeds of $859,347 for issuance of 253,485 shares of our Common Stock to Profutures Special Equities Fund, L.P. ("Profutures"), together with warrants to purchase up to 100,000 shares of the Company's Common Stock. In addition, the Company may issue "Puts" to Profutures over a two year period ending February 11, 2000 whereby Profutures shall purchase a minimum of $1,000,000 up to a maximum of $5,000,000 of the Company's Common Stock (valued at 88% of the market value thereof). Puts are for a minimum of $250,000 and a maximum of $750,000 with certain restrictions applying beginning with the second Put. Pursuant to a Placement Agency Agreement, dated May 11, 1998, with Janssen-Meyers Associates, L.P. ("Janssen-Meyers"), the Company effected a private equity placement for an aggregate of 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants between May 19, 1998 and June 9, 1998 for net proceeds of $5,990,924. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

          As of September 30, 1999 the Company had accumulated a deficit during the development stage of $15,805,025 which includes a net loss for the nine months ended September 30, 1999 of $2,617,198. The loss for the nine months ended September 30, 1999 included $1,727,819 in general and administrative expenses, representing a decrease of $71,259 compared to the nine-month period ended September 30, 1998. We do not anticipate deriving significant, if any, revenue from the sale of our NVP products during 1999. We expect to continue to incur losses for at least the next 12 months. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

MARKETING AND SALES

          The Company has recently completed development of Picture Wizard, a proprietary software product with the ability to digitally enhance both pictures and video on PCs while the user is surfing the Internet or working offline. The Picture Wizard will be sold directly to consumers through our exclusive e-commerce Web site store at picturewizard.com. The construction and initial design of the store is complete and provides for all activity including product demonstration, order taking, product delivery, and payment processing to take place automatically. Picturewizard.com opened for business in September 1999 for the primary purpose of limited test marketing, system and product evaluation in a live setting, and to garnish customer feedback on both the product and the Web site prior to the full product launch expected to take place in late November/early December 1999.

          The Company is currently developing retail products for consumers who do not have NUWAVE enabled products for their TV's but want to improve the picture quality of their home viewing. We believe that the most effective way to introduce this product into the retail marketplace is to work through distributors who will manufacture and sell to retailers, including those with whom they are currently doing business. In this regard, we announced earlier this year a five-year manufacturing and marketing agreement with Terk Technologies Corp. to manufacture and market under the Terk brand name, a line-up of set-top boxes, incorporating NUWAVE's technology for existing televisions and video output products. In early October we received our first order from Terk as they are nearing the completion of their initial product design. Terk is endeavoring to have some product on the retail store shelves by Christmas 1999 although we recognize that this is an aggressive timetable. At present, there are three hundred million non-enhanced televisions in the United States alone. Terk products are currently marketed to all major consumer electronics retailers in the U.S.

          We recently produced our first NVP ASIC chips for use in Terk retail product. After modification and final evaluation of this design for OEM customer use, we will launch a full-scale sales program aimed at obtaining orders initially from those customers who have already evaluated the Company's technology and wish to test the ASIC chips in their products. In anticipation of production of the NVP ASIC chip, the Company has been conducting sales presentations of the NVP and Softset technologies to prospective OEM customers world wide (i.e., manufacturers of set-top boxes, televisions, VCR's, DVD's and other video output devices). We have marketing and sales organizations in place in the U.S., Japan and China, close to key prospective customers, to implement this program. Although we are unable to predict whether our marketing efforts will be successful, we believe that our products have been well received.

RESEARCH AND DEVELOPMENT

          At the time of the IPO, we had produced and tested fully operational working prototypes of certain of our potential products. Subsequent to the IPO, we established the Advanced Engineering Group to support the continuing development of our products and related technology, and the identification of additional sources of new technology. The Advanced Engineering Group is made up of the Company's own employees and third party consultants who work with us on a project by project basis under our direction. Products and technology developed by the Advanced Engineering Group include: the NUWAVE Video Processor ("NVP"), a significant amount of the software included in each of its products, and new circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group also developed the Softsets for the NVP and certain of the enhancements to it. Utilizing this technology, we have developed the NVP 2.2, a product for the professional video market that is currently available as a stand-alone unit or a PC board with software. The Advanced Engineering Group, in conjunction with Terk Technologies Corp., is currently developing a commercial video retail product also utilizing the NVP technology (the "Retail Version").

          We produced our first NVP ASIC chips for use in the Terk retail product. After modification and final evaluation of this design for OEM customer use, we will launch a full scale sales program aimed at obtaining orders initially from those customers who have already evaluated our technology and wish to test these chips in their products. In addition to the NVP technology, we have developed a proprietary software technology which allows a user to clean and enhance pictures and video, including streaming video on the home PC while surfing the Internet or offline using any picture or video program. Our first product utilizing this technology is marketed under the name Picture Wizard and is sold directly to consumers via our e-commerce web site store at picturewizard.com.

          We are concentrating our activities on completion of the ASIC chips and on the continued development and marketing of our Softsets and NUWAVE Video Processor products as well as final product development and market introduction of the Picture Wizard software product line. We are also conducting investigation and research and development activities with respect to additional new technologies/products to address the digital, PC and Internet markets. These activities may give rise to additional products that may be commercialized by NUWAVE. We believe this focused product strategy will provide NUWAVE with an expanded technology base and diversify the product line and services we can offer potential customers and allow us to take advantage of the significant video growth opportunity presented by the converging PC, Internet, television, HDTV and telecommunication markets. There can be no assurance that these efforts will result in marketable products or products that can be produced at commercially acceptable costs.

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

          On February 6, 1998, we entered into a two-year agreement with ProFuture's Special Equities Fund, LP (the "ProFuture Agreement") whereby we issued 253,485 shares of the Company's Common Stock for an aggregate purchase price of $1,000,000. In addition, subject to certain conditions, the agreement provides that, from time to time over the life of the agreement, the Company shall issue "Puts" to Profutures whereby we shall issue for each Put and Profutures shall purchase, at our option, shares of the Company's Common Stock for a minimum of $250,000 and a maximum of $750,000. The total aggregate value of the Puts over the life of the agreement must be a minimum of $1,000,000 and cannot exceed $5,000,000. The purchase price of the Common Stock will be at 88% of the fair market value of the Common Stock at the time of the Put. It is our intention to issue our first Put under the agreement for $750,000 during the next quarter. The following restrictions, among others, apply beginning with the second Put: 1) there must be 20 business days between Puts; 2) the average daily trading volume in the Company's Common Stock for the 30 trading days prior to the Put date must be at least 20,000 shares; 3) the minimum bid price for the Company's Common Stock on the trading day immediately preceding the Put date must be at least $2.50; and 4) unless Profutures agrees otherwise, no Put can be made which causes Profutures to own more than 9.9% of the Company's then outstanding
Common Stock.

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

          On May 11, 1998, pursuant to a placement agency agreement, with Janssen-Meyers acted as the Company's placement agent in a private equity placement as of 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants for an aggregate purchase price of $7,280,546. Each Class A Redeemable Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.24, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time expiring on May 11, 2003. The Class A Redeemable Warrants are subject to redemption by the Company at $.01 per warrant at anytime after, February 8, 1999, on not less than 30 days prior written notice to the holders of the Class A Redeemable Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Class A Redeemable Warrants for a period of thirty consecutive trading days ending on the day prior to the day on which the Company gives notice of redemption.

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

PLAN OF OPERATION

          The Company has recently completed development of Picture Wizard, a proprietary software product with the ability to digitally enhance both pictures and video on PCs while the user is surfing the Internet or working offline. The Picture Wizard will be sold directly to consumers through our exclusive e-commerce web site store at picturewizard.com. Our plan of operation over the next 12 months focuses primarily on the introduction and marketing Picture Wizard over the Internet, the final phase of the development of our ASIC chip, marketing and sales of our Softsets and NVP products in the OEM, professional video and retail markets and the continued effort necessary to support the sales and marketing of these products. In this regard, we have recently produced the first NVP ASIC chips for use in the retail product to be manufactured and distributed by Terk Technologies. After modification and final evaluation of these chips for OEM use, we plan to launch a full-scale sales and marketing program aimed initially at obtaining orders from those customers who have already evaluated our technology and wish to test the chips in their products. Also, we are currently conducting investigation and research and development activities with respect to other new technologies/products to address the digital, PC and internet markets. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs.

          We anticipate, based on our current proposed plans and assumptions relating to operations along with the commitments from the ProFuture Agreement, that we have sufficient cash to satisfy our estimated cash requirements for the next 12 months. In the event of unanticipated expenses, delays or other problems beyond this period, we might be required to seek additional funding. In addition, in the event that we receive a larger than anticipated number of initial purchase orders upon introduction of Softsets and the NVP products, we may require resources greater than our available cash or than are otherwise available to us. In such event, we may be required to raise additional capital. There can be no assurance that such additional capital will be available to us if needed, on commercially reasonable terms or at all. The Company is also contemplating other avenues of raising additional capital as an alternative to the ProFuture Agreement.

          The Company's future performance will be subject to a number of business factors, including those beyond the our control, such as economic downturns and evolving industry needs and preferences, as well as the level of competition and our ability to successfully market our products and new and competing technologies. There can be no assurance that we will be able to successfully implement a marketing strategy, generate significant revenues or achieve profitable operations. In addition, because we have had only limited operations to date, there can be no assurance that our estimates will prove to be accurate or that unforeseen events will not occur.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         ------------------
         Not applicable


Item 2.  Changes in Securities
         ---------------------
         Not applicable


Item 3.  Defaults upon Senior Securities
         -------------------------------
         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------
         Not applicable


Item 5.  Other Information
         ------------------
         Not applicable


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
         Not applicable


           27.      Financial data schedule

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on October 21, 1999.


                                            NUWAVE TECHNOLOGIES, INC.
                                            -------------------------
                                                  (Registrant)


DATE:  October 21, 1999                     By:  /s/ Gerald Zarin
                                                 -------------------------------
                                                 Gerald Zarin
                                                 Chief Executive Officer and
                                                 Chairman of the Board


DATE:  October 21, 1999                     By:  /s/ Jeremiah F. O'Brien
                                                 -------------------------------
                                                 Jeremiah F. O'Brien
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)