Form 10KSB
period 1999-12-31
NUWAVE TECHNOLOGIES INC
filed 2000-03-30
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------
                                   (MARK ONE)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to
                                         --------  ------------

                         Commission file number 0-28606

                            NUWAVE TECHNOLOGIES, INC.
                 (name of small business issuer in its charter)

               DELAWARE                                     22-3387630
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

                          COMMON STOCK, $.01 PAR VALUE,
                                 PUBLIC WARRANTS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

State issuer's revenues for its most recent fiscal year: $16,553

Aggregate market value of the voting stock held by non-affiliates based on the last sale price for such stock at December 31, 1999: $19,588,540

The number of shares of Common Stock outstanding as of March 6, 2000: 8,468,889

Transitional Small Business Disclosure Format: Yes [ ] No [XX]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                           NUWAVE TECHNOLOGIES, INC.
                                   FORM 10-KSB
                                      INDEX


PART I........................................................................1

     ITEM 1.      BUSINESS....................................................1
     ITEM 3.      LEGAL PROCEEDINGS..........................................11
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........11

PART II......................................................................11

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS........................................11
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION..................................................12
     ITEM 7.      FINANCIAL STATEMENTS.......................................20
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................20

PART III.....................................................................21

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS....................................................21
     ITEM 10.     EXECUTIVE COMPENSATION.....................................21
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................21
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............21
     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K...........................21

SIGNATURES...................................................................25


This Form 10-K contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation -- Certain Factors That May Affect Future Results" within this report.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

               The Company is a development stage enterprise organized in July 1995. Our mission is to identify and commercialize high margin, proprietary technologies suited for high-volume, high-growth markets and, in turn achieve attractive long-term growth for the Company. The first technologies being commercialized are in the field of photo and video-enhancement. In this regard we have developed proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This is known as the NUWAVE Video Processor ("NVP") technology. We intend to license this technology and/or have it manufactured in the form of Application Specific Integrated Circuit ("ASICs") chips through third parties and to directly market these products to OEMs which would incorporate this enabling technology to improve picture quality in set-top boxes, televisions, VCR's, DVD's, camcorders and other video output devices.

               In addition to the NVP technology, during 1999, the Company completed the initial development of its first proprietary digital photo and video software technology. The technology was introduced as PictureWizard in September 1999 and sold directly to consumers through our exclusive e-commerce Web site store at picturewizard.com for the primary purpose of limited test marketing, system and product evaluation in a live setting, and to garnish customer feedback on both the product and the Web site. Based on this initial test marketing, customer feedback and the results of an independent survey sponsored by the Company, in April we will launch the PicturePrepSuite2000 product line offering additional features, benefits and options. These products are the first downloadable software products with the ability to enhance both pictures and streaming video from virtually any PC program or while surfing the internet using a PC. In addition to direct on-line consumer sales (B to C sales), we intend to market this technology directly to businesses (B to B) expanding our OEM customer base by either embedding or bundling our technology into products such as PC's, printers, scanners, camcorders and DVD's among other imaging devices and by providing our software products to retailers for sale in their camera, film and film processing departments. This digital technology not only complements our analog ASIC chip technology but can also work in conjunction to further improve the resulting image quality.

               The Company, in conjunction with Terk Technologies Corp., is currently developing a commercial video retail product utilizing the NVP technology (the "Retail Version"). In this regard, the Company has entered into a five-year manufacturing and marketing agreement with Terk Technologies Corp. to manufacture and market under the Terk brand name, a line-up of set-top boxes incorporating NUWAVE's technology for existing televisions and video output products.

               In early March 2000 we received the OEM version of our ASIC chip from the semiconductor-manufacturing foundry. This ASIC chip is currently undergoing full quality assurance testing. The initial test results have been positive. We plan to use this chip for sales demonstration purposes and expect to be ready for production during the third quarter. Our sales program is aimed at obtaining orders initially from those customers who have signed non disclosure agreements and already had evaluated the Company's technology in PCB (printed circuit format) and wish to test the ASIC chips in their products. In anticipation of production of the NVP ASIC chip, the Company has been conducting sales presentations of the NVP and Softset technologies to prospective OEM customers world wide (i.e., manufacturers of set-top boxes, televisions, VCR's, DVD's and other video output devices). We have marketing and sales organizations in place in the U.S., Japan and China, close to key prospective customers, to implement this program. Although we are unable to predict whether our marketing efforts will be successful, we believe that our products have been well received.

               We are concentrating the Company's activities primarily on the final phase of the development of our ASIC line of chips and the continued development of our digital software technology and Internet presence and the marketing and sales of its line of analog and digital picture and video enhancement products to the OEM, professional video and retail markets. We are also conducting investigation and research and development activities with respect to additional new technologies/products to address the digital, PC and Internet markets. These activities may give rise to additional products that may be commercialized by the Company.

               In this regard, the Company has formed a strategic alliance with MemoryLink Corp. for the commercialization of MemoryLink's propriety Wireless Digital Video Technology, which was recently introduced by NUWAVE and MemoryLink at the January 2000 International Consumer Electronics Show, where prototypes of the initial products using the technology were demonstrated to selected major OEM companies based in Asia, Europe and the U.S. The products using the Wireless Digital Video Technology are expected to be available within the next twelve to eighteen months.

               The Company believes this focused product strategy will provide NUWAVE with an expanded technology base and diversify the product line and services it can offer potential customers and allow it to take full advantage of the significant video growth opportunity presented by the converging PC, Internet, television, HDTV and telecommunication markets. It believes that the capacity of its existing data processing and management information systems is sufficient to allow it to expand its business without significant additional capital expenditures.

               On March 13, 2000, the Company completed a private placement with Janssen-Meyers whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act, 2,088,608 shares of the Company's Common Stock and 1,044,304 Class A Redeemable Warrants for an aggregate purchase price of $6,600,000.



HISTORY

               The Company was conceived of by Mr. Ernest Chu in June 1994 when he met with Mr. Ted Wong, the President of Prime Technology, Inc. ("Prime") as a result of an introduction by employees of a high-technology company for which Mr. Chu was then rendering consulting services in his individual capacity. At that time, Prime was the exclusive licensee of Rave Engineering Corp.'s ("Rave") technology. Mr. Chu believed that the technology had the potential to be commercialized on a mass basis for use in the video broadcast industry. In the Fall of 1994, Mr. Chu and Mr. Wong determined that the Rave technology could be most effectively exploited if a new company were organized to license the technology and related products and directly commercialize and manufacture them, rather than relying on sublicensing. They agreed that Prime and Mr. Chu would directly participate in the equity of the new entity, and Rave would participate through its approximately 20% equity ownership in Prime and through royalty and development payments from the new company. Prime would continue to be responsible for sublicensing through an agency agreement with the new company. The parties recognized the need for an experienced president to operate the new company and to commercialize the products, and began negotiations with Mr. Gerald Zarin, whom Mr. Wong had recently met, to accept that position and participate in the Company's equity.

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

               The Company believed that Rave had not performed the services required under the Development Agreement. In November 1998, the Company commenced an arbitration proceeding (the "Arbitration") against Rave and Randy Burnworth. On May 28, 1999, pursuant to a Settlement Agreement, the Arbitration was resolved and the License Agreement was terminated. As a result of the Settlement Agreement, the Company continues to maintain exclusive worldwide license rights to make, market and license its video enhancement technology free of any claims of ownership or inventorship by Rave; in return, Rave and certain individuals associated with Rave received $175,000 in cash as well as 100,000 shares of the Company's Common Stock and options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.46, exercisable until May 28, 2002.



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

Digital Video and Photo Software Video Enhancement Technology

               During 1998, NUWAVE, using internal resources, developed a proprietary technology to remove noise, graininess in pictures, to complement the company's Clarity technology used in the NVP-103 ASIC. The result of this development is a set of algorithms, patent pending, that remove 70% of the picture noise while retaining correct focus (the image does not blur). In addition the NUWAVE algorithm process is three times faster than any other known algorithm or filter thus allowing use in and during real time streaming video.

               In 1999, NUWAVE was desirous to offer digital technology solutions and to create and enter into an E-Commerce environment. Based upon the power of its propriety noise reduction algorithms a software program, PictureWizard, was developed for users to correct, improve and enhance digital streaming video and digital photography. PictureWizard, the product, and www.PictureWizard.com were introduced in late 1999. This became the first downloadable software product with the ability enhance both pictures and streaming video from virtually any PC program or while surfing the internet using a PC. Based on initial test marketing, customer feedback and the results of an independent survey, in April the Company will launch the PicturePrepSuite2000 product line offering additional features, benefits and options. The PictureWizard movie and picture enhancement product is sold at the www.PictureWizard.com web store. The PicturePrep Suite 2000 website store at www.PicturePrep.com will launch in April.

               The evolution of the noise reduction algorithms results in six products for NUWAVE to sell or license to the OEM, the retailer and the consumer:

1.   PicturePrep software product sold via the Internet to consumers.
2. PicturePrep custom software sold bundled with an OEM product such as a scanner, digital camera or computer printer.

3. PicturePrep software in "blister packs" sold via retail stores such as drug stores that sell photo processing.
4. NUWAVE algorithms licensed in software form to OEM of consumer electronics products.
5. NUWAVE algorithms licensed in hardware chip form to OEM of consumer electronics products.
6. NUWAVE algorithms bundled with our ASIC video enhancement chip sales to OEM of consumer electronic products.

               Management believes the Company now has proprietary solutions for sale in both analog and digital form to meet the evolution and convergence of the PC to Television markets and the worldwide trend away from analog devices toward digital devices.

Wireless Digital Technology

               The Company has formed a strategic alliance with MemoryLink Corp., for the commercialization of MemoryLink's propriety Wireless Digital Video Technology. MemoryLink, a privately owned Wisconsin company was founded in 1998 with the vision of empowering individuals with wireless, personal broadband technologies that will create a host of new life enhancing applications and leverage the power of the internet Capitalizing on the FCC's establishment of nonrestrictive spectrum in the 5GHz band, MemoryLink has developed state-of-the-art digital wireless multimedia RF technologies encompassing video, audio and data applications and its intellectual property portfolio positions the company to establish itself as a leader in this field. Products that may evolve from MemoryLink's efforts include portable wireless, flat panel TV's and computers, home and commercial surveillance products, personal hand held products and wide area digital PC video networking products. This technology was recently introduced by NUWAVE and MemoryLink at the January 2000 International Consumer Electronics Show, where prototypes of the initial products using the technology were demonstrated to selected major OEM companies based in Asia, Europe and the U.S. Initial products emerging from this technology expected to be available within the next twelve to eighteen months.

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



RESEARCH AND DEVELOPMENT

               Research and development activity with respect to the Company's Initial Products was carried out by Rave prior to July 21, 1995, when the Company and Rave entered into the License Agreement and the Development Agreement. The Company's Initial Products were based on technology originated by Rave prior to the Company's organization and licensed to the Company by Rave pursuant to the License Agreement. Although it was the Company's intention to utilize Rave as its primary source for research and development activities, the Company became dissatisfied with Rave's performance under the Development Agreement and has found it necessary to utilize its Advanced Engineering Group as its primary means for product development. The Company's Advanced Engineering Group currently operates to support the continuing development of the Company's products and related technology, and the identification of additional sources of new technology. The Company utilizes its Advanced Engineering Group to create products and technology independent of the "Licensed Product" and "Licensed Process" as outlined in the License Agreement. These independently developed products and technology include the NVP, a significant amount of the software included in each of its products and new circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group is also currently developing a commercial video retail product which utilizes the NVP technology and during 1999 developed proprietary digital software photo and video enhancement technology utilized in the Company's first Internet product Picture Wizard.

               As of December 31, 1999, the Advanced Engineering Group consisted of 5 of the Company's employees and outside consultant organizations who have on their respective staffs engineers, technicians and support personnel (totaling more than 30 personnel) who devote time to the Company on an as-needed project-by-project basis. The Company anticipates that the make-up of its Advanced Engineering Group will change from time to time depending on its current and anticipated development and commercialization plans. The Company's strategy with respect to new products and technologies is to continue to utilize the Advanced Engineering Group as well as other independent third party sources and to increase its internal technical and engineering staff as appropriate.

               From July 17, 1995 to December 31, 1999, the Company incurred expenses of $6,319,909 on research and development, of which approximately 55% was paid to Rave pursuant to the Development Agreement. During fiscal 1999 and 1998, $938,745 and $1,572,364, respectively, was spent on research and development activities. During the next 12 months, the Company estimates that it will spend approximately $800,000 in support of the commercialization of its products and on research and development. In the event the Company is able to generate sufficient revenues from sales of its NVP products during such 12-month period, it anticipates it will increase its expenditures on research and development and the identification of new sources of technology.



MARKETING AND SALES

               During 1999, the Company completed the initial development of its first proprietary digital photo and video software technology. The technology was introduced as Picture Wizard in September 1999 and sold directly to consumers through our exclusive e-commerce Web site store at picturewizard.com for the primary purpose of limited test marketing, system and product evaluation in a live setting, and to garnish customer feedback on both the product and the Web site. Based on this initial test marketing, customer feedback and the results of an independent survey sponsored by the Company, we will launch in April, the PicturePrepSuite2000 product line offering additional features, benefits and options. These products are the first downloadable software products with the ability enhance both pictures and streaming video from virtually any PC program or while surfing the Internet using a PC. In addition to direct on-line consumer sales (B to C sales), we intend to market this technology directly to businesses (B to B) expanding our OEM customer base by either embedding or bundling our technology into products such as PC's, printers, scanners, camcorders and DVD's among other imaging devices and by providing our software products to retailers for sale in their camera, film and film processing departments. This digital technology not only complements our analog ASIC chip technology but can also work in conjunction to further improve the resulting image quality.

               The Company is currently developing retail products for consumers who do not have NUWAVE enabled products for their TV's but want to improve the picture quality of their home viewing. We believe that the most effective way to introduce this product into the retail marketplace is to work through distributors who will manufacture and sell to retailers, including those with whom they are currently doing business. In this regard, the Company has entered into a five-year manufacturing and marketing agreement with Terk Technologies Corp. to manufacture and market under the Terk brand name, a line-up of set-top boxes incorporating NUWAVE's technology for existing televisions and video output products. Terk products are currently marketed to all major consumer electronics retailers in the U.S. At present, there are three hundred million non-enhanced televisions in the United States alone.

               The Company has also commenced marketing of its NVP and Softsets to manufacturers of video products including TV's, VCR's, DVD's, set-top boxes, satellite distribution systems, digital cameras and camcorders. The Company has also introduced its technology to companies that manufacture component parts and semiconductors used in the manufacture of such video products. The Company believes that the inclusion of its NVP and Softsets in such video products will allow them to produce significantly better images and allow for product differentiation, and the low cost to the user will make it an attractive product. The Company's goal is to position itself to take advantage of the converging television, telecommunication and computer markets by developing multiple products from its unique video enhancement technology. Earlier this month we received the OEM version of our ASIC chip from the semiconductor-manufacturing foundry. This ASIC chip is currently undergoing full quality assurance testing. The initial test results have been positive. We plan to use this chip for sales demonstration purposes and expect to be ready for production during the third quarter. Our sales program is aimed at obtaining orders initially from those customers who have already evaluated the Company's technology and wish to test the ASIC chips in their products. In anticipation of production of the NVP ASIC chip, the Company has been conducting sales presentations of the NVP and Softset technologies to prospective OEM customers world wide (i.e., manufacturers of set-top boxes, televisions, VCR's, DVD's and other video output devices). We have marketing and sales organizations in place in the U.S., Japan and China, close to key prospective customers, to implement this program. Although we are unable to predict whether our marketing efforts will be successful, we believe that our products have been well received.

               The Company has formed a strategic alliance with MemoryLink Corp. for the commercialization of certain of MemoryLink's propriety Wireless Digital Video Technologies, which was introduced in January, 2000 by NUWAVE and MemoryLink at the 2000 International Consumer Electronics Show, where prototypes of the initial products using the technology were demonstrated to selected major OEM companies based in Asia, Europe and the U.S. The products using the Wireless Digital Video Technology are expected to be available within the next twelve to eighteen months.

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

               In April 1996, the Company filed two patent applications on behalf of Rave for its Randall connector system. One patent was received in November 1997 and the second one in January 1998. Under the terms of the settlement agreement with Rave, the Company retains the exclusive license rights to these patents.

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

COMPETITION

               For a discussion relating to the competition that the Company faces and risks related thereto, see "Management's Discussion and Analysis or Plan of Operation--Certain Factors That May Effect Future Results--Competition" and "--Rapid Changes to Industry Standards; Product Obsolescence."

EMPLOYEES

               The Company currently has thirteen full-time employees, of which eight are executives or administrative and five are in the Advanced Engineering Group, and depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development.

FACILITIES

               The Company has established its headquarters in Fairfield, New Jersey. Pursuant to the sublease relating to such facility, the Company is obligated to make monthly rental payments of $6,600. The lease is on a month-to-month basis. The Company's subleased portion of the facility is approximately 2,500 square feet and the sublease entitles the Company to share certain common areas.

EXECUTIVE OFFICERS

               Set forth below are the names, ages as of March 17, 2000 and business experience of the executive officers of the Company:

      Name                Age                      Position
------------------        ---        -----------------------------------------
Gerald Zarin              59         Chairman of the Board of Directors,
                                        Chief Executive Officer and President

Don Legato                56         Vice President-Sales

Jeremiah F. O'Brien       53         Vice President, Secretary and Chief
                                        Financial Officer

Robert Webb               64         Vice President - Marketing/Technical
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

               DON LEGATO has been the Vice President-Sales of the Company since February 1997. From April 1994 to February 1997, he was the President of Gale Group Ltd., Inc., a management consulting firm. >From May 1993 to April 1994, he served as Vice President Sales and Marketing and also as a Director for Applied Safety Inc., (makers of the "World's First" Retrofit Driver's Side Airbag System in the US). From June 1992 to May 1993 he was President of Technology Solutions Distributing Inc., a computer products distribution company. From November 1972 to June 1992, he was President and CEO of T.L.D. Limited, Inc., a manufacturer's representative company representing major electronics and computer consumer products firm such as Sanyo, Sharp, Sony and Apple Computer. He also served on Manufacturer's Advisory Councils for several of these companies.

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

               ROBERT WEBB has been the Vice President-Marketing/Technical Development of the Company since September 1995. From June 1995 to September 1995, Mr. Webb acted as an independent consultant to various private corporations. From July 1994 until March 1995, he was Vice President of New Product Development for Studio Magic, Inc., a company involved in the design and manufacture of computer video equipment, and served as a consultant for such company from October 1993 to July 1994 and in April 1995. From October 1973 until October 1993 he was employed by Grass Valley Tektronix, which produces broadcast television equipment. He served as a special advisor to the President of Grass Valley Tektronix from February 1993 to September 1993; he was Division General Manager-Graphics Systems from November 1990 to February 1993 and held various executive positions prior to that time

ITEM 3.   LEGAL PROCEEDINGS

               None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               During the fourth quarter of 1999, the Company did not have any meetings of its Stockholders.



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

                                  COMMON STOCK

QUARTERLY PERIOD ENDED                            HIGH              LOW

March 31, 1998                                    6.63              3.88

June 30, 1998                                     4.50              2.94

September 30, 1998                                3.50              1.38

December 31, 1998                                 4.19              0.66

March 31, 1999                                    3.50              1.50

June 30, 1999                                     2.41              1.31

September 30, 1999                                3.63              1.94

December 31, 1999                                 3.50              2.00


               As of March 12, 2000, there were approximately 153 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

               The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

               During the three months ended December 31, 1999 there were no sales of unregistered securities.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          SUMMARY FINANCIAL INFORMATION

               The summary financial data set forth below are derived from and should be read in conjunction with the financial statements, including the notes thereto, filed as part of this Form 10-KSB.


                                                                         JULY 17, 1995 (INCEPTION)
                                       YEAR ENDED        YEAR ENDED        TO DECEMBER 31, 1999
STATEMENT OF OPERATIONS DATA:      DECEMBER 31, 1998    DECEMBER 31,
                                                            1999
Revenues                           $      12,545        $      16,553    $      39,373
Net Loss                           $   3,998,271        $   2,690,372    $  15,878,199
Net loss per common share          $       (0.55)       $       (0.32)
Weighted average number of shares      7,259,896            8,419,644


                                     DECEMBER 31,          DECEMBER 31,
     BALANCE SHEET DATA:                 1998                  1999

Working capital                    $   4,904,765        $   1,832,611
Total assets                       $   5,515,352        $   3,180,313
Total liabilities                  $     261,201        $     274,555
Deficit accumulated during         $  13,187,827        $  15,878,199
   the development stage
Stockholders' equity               $   5,254,151        $   2,905,758

FORWARD-LOOKING STATEMENTS

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

GENERAL

               The Company is a development stage enterprise organized in July 1995. Our mission is to identify and commercialize high margin, proprietary technologies suited for high-volume, high-growth markets and, in turn achieve attractive long-term growth for the Company. The first technologies being commercialized are in the field of photo and video-enhancement. In this regard we have developed proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This is known as the NUWAVE Video Processor ("NVP") technology. We intend to license this technology and/or have it manufactured in the form of Application Specific Integrated Circuit ("ASICs") chips through third parties and to directly market these products to OEMs who incorporate this enabling technology to improve picture quality in set-top boxes, televisions, VCR's, DVD's, camcorders and other video output devices. In addition to the NVP technology, the Company has recently completed development of proprietary software technology with the ability to digitally enhance both pictures and video on PC's while the user is surfing the Internet or working offline (see "Marketing and Sales").

               In July 1996, we completed an initial public offering ("IPO") of the Company's Common Stock and Public Warrants from which we received net proceeds of $9,538,428 and repaid $2,000,000 principal amount of promissory notes issued in a previous financing. On February 11, 1998, the Company received net proceeds of $859,347 for issuance of 253,485 shares of our Common Stock to Profutures Special Equities Fund, L.P. ("Profutures"), together with warrants to purchase up to 100,000 shares of the Company's Common Stock. Pursuant to a Placement Agency Agreement, dated May 11, 1998, with Janssen-Meyers Associates, L.P. ("Janssen-Meyers"), the Company effected a private equity placement for an aggregate of 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants between May 19, 1998 and June 9, 1998 for net proceeds of $5,990,924. On March 14, 2000, the Company completed a private placement with Janssen-Meyers whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act, 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock Purchase Warrants for an aggregate purchase price of $6,600,000. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

               As of December 31, 1999 the Company had accumulated a deficit during the development stage of $15,878,199, which includes a net loss for the year ended December 31, 1999 of $2,690,372 compared to a net loss for the year ended December 31, 1998 of $3,998,271, a decrease in losses of $1,307,899. The loss for the year ended December 31, 1999 included included a reduction in research and development costs of $633,619 when compared to the year ended December 31, 1998. Such reduction was almost exclusively due to the termination of the Rave Development Agreement in October, 1998. General and administrative costs for the year ended 1999 were $2,503,812 compared to $2,646,409 for 1998, a reduction of $142,597. Such reduction included a change in legal costs from 1998 ($389,366) to 1999 ($269,448) of $119,918. In addition marketing costs were reduced in 1999 by $26,234 ($229,644 in 1998 vs. $203,410 in 1999).

               Although the Company anticipates deriving some revenue from the sale of its proprietary software (Softsets) and the NVP products during 2000, no assurance can be given that these products will be successfully marketed during such period. Even if revenues are produced from the sale of such products, the Company expects to continue to incur losses for at least the next 12 months. See "Liquidity and Capital Resources."



LIQUIDITY AND CAPITAL RESOURCES

               From its inception until the IPO, the Company relied for all of its funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of its debt and equity securities ("Private Financings"). In July 1996, the Company completed its IPO and received net proceeds of $9,538,428. The Company used $2,073,652 of the net proceeds of the IPO to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings. On February 6, 1998, the Company issued 253,485 shares of its Common Stock for an aggregate purchase price of $1,000,000 to a Private Limited Partnership. On May 11, 1998, the Company entered into a placement agency agreement with Janssen-Meyers to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act, 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants between May 19, 1998 and June 9, 1998 for an aggregate purchase price of $7,280,546.

               On March 13, 2000, the Company completed a private placement with Janssen-Meyers whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act, 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock PurchaseWarrants for an aggregate purchase price of $6,600,000.

               The Company anticipates that its available cash will be sufficient to satisfy its contemplated cash requirements for at least through the next twelve months.

PLAN OF OPERATION

               The Company's plan of operation over the next 12 months focuses primarily on the final phase of the development of its ASIC line of chips and continued development of its digital software technology and Internet presence and the marketing and sales of its line of analog and digital picture and video enhancement products to the OEM, professional video and retail markets and the continued effort necessary to support the sales and marketing of these products. In addition, the Company plans to market to the same markets wireless video technology through its strategic alliance with Memory link Corp. Also, the Company, through its Advanced Engineering Group and agreement with third parties, is currently conducting investigation and research and development activities with respect to other new technologies/products to address the digital, PC and internet markets. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs.

               The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the estimated cash requirements of the Company for the next 12 months. In the event of unanticipated expenses, delays or other problems beyond this period, the Company might be required to seek additional funding. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of its NVP products, it may require resources greater than its available cash or than are otherwise available to the Company. In such event, the Company may be required to raise additional capital. There can be no assurance that such additional capital will be available to the Company if needed, on commercially reasonable terms or at all.

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

1.   Development Stage Enterprise; Absence of Operating History
     ----------------------------------------------------------

               The Company is a development stage enterprise. It has had only a limited operating history and has sold only a limited quantity of its products to date (primarily for demonstration purposes). Since its inception in July 1995, the Company has been engaged primarily in: raising funds; directing supervising, and coordinating the activities of its Advanced Engineering Group, made up of the Company's own employees and third party consultants who work with the Company on a project-by-project basis, in the continuing development of the NUWAVE Video Processor and Picture Wizard 2000, pre-marketing and, more recently, it produced its first NUWAVE Video Processor in an application specific integrated chip (ASIC) format for the OEM market.

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

2.   Limited Revenues; Accumulated Deficit; Anticipated Future Losses
     ----------------------------------------------------------------

               To date, the Company has received only limited revenue from the sale of its products (primarily from sales made for demonstration purposes). It does not anticipate significant operating revenue until its relevant technology and one or more of its products is completely developed, manufactured in commercial quantities and made available for commercial delivery. There can be no assurance that its technology and products, if developed and manufactured, will be able to compete successfully in the marketplace and/or generate significant revenue. The Company has incurred significant costs in connection with the development of its technologies and proposed products and there is no assurance that it will achieve sufficient revenues to offset anticipated operating costs. As of December 31, 1999, the Company had an accumulated deficit of $15,878,199. Although the Company anticipates deriving some revenue from the sale of its NUWAVE Video Processor and related products and Softsets within the next 12 months, no assurance can be given that these products will be successfully marketed or even completely developed and tested for commercial use during such period. Management anticipates that the Company will continue to incur substantial losses for at least the next 12 months. Included in such former and future losses are research and development expenses, marketing costs, manufacture and assembly, and general and administrative expenses. The Company anticipates that it will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with its continued research and development activities. The Company anticipates that its losses will continue until it is able to generate sufficient revenues to support its operations.

3.   Significant Capital Requirements; Dependence on Available Cash; Need for
     ------------------------------------------------------------------------
     Additional Financing
     --------------------

               The Company's capital requirements in connection with its development activities have been and will continue to be significant. The Company has been dependent upon the proceeds of sales of its securities to private investors to fund its initial development activities. Since its initial public offering in July 1996, the Company has obtained needed capital through private placements of its securities. See "Management's Discussion and Analysis or Plan of Operation--General."

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

4.   New Concept; Uncertainty of Market Acceptance; Lack of Marketing Experience
     ---------------------------------------------------------------------------

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

5.   Dependence on Third-Party Design Changes
     ----------------------------------------

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

6.   Uncertainty of Product and Technology Development; Need for Product
     -------------------------------------------------------------------
     Testing; Technological Factors
     ------------------------------

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

7.   Dependence on Third-Party Development and Manufacturing
     -------------------------------------------------------

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

8.   Competition
     -----------

               The markets that the Company intends to enter are characterized by intense competition, and, particularly with respect to the market for video editing, video production and video processing products, significant price erosion over the life of a product. The Company's products will directly compete with those of numerous well-established companies, such as Sony Electronics, Inc., Panasonic Division of Matsushita Electric Industrial Co., Motorola, Inc., Mitsubishi International Corp. and Royal Philips Electronics, NV, which design, manufacture and/or market video technology and other products. All of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of these competitors dominate their industries and have the necessary financial resources to enable them to withstand substantial price competition or downturns in the market for video products.

9.   Rapid Changes to Industry Standards; Product Obsolescence
     ---------------------------------------------------------

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

10.  Enforceability of Patents and Similar Rights; Possible Issuance of Patents
     --------------------------------------------------------------------------
     to Competitors; Trade Secrets
     -----------------------------

               To the extent practicable, the Company has filed or intends to file U.S. patents and/or copyright applications relating to certain of its proposed products and technologies and to file corresponding applications in key industrial countries worldwide. If granted, there is no assurance that any patent will afford the Company commercially significant protection of its technology or that the Company will have adequate resources to enforce its patents. Because the Company also intends to license and/or sell its technology and products in foreign markets, it intends to seek foreign patent protection. With respect to foreign patents, the patent laws of other countries may differ significantly from those of the United States as to the patentability of the Company's products or technology. Moreover, the degree of protection afforded by foreign patents may be different from that in the United States. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions.

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

11.  No Dividends
     ------------

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

12.  Limitation on Tax Loss Carryforwards
     ------------------------------------

               As of December 31, 1999, the Company had available unused net operating loss carryforwards ("NOLs") aggregating approximately $12,460,000 to offset future federal taxable income. The unused NOLs expire in various years from 2010 to 2019. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change. The Company may be subject to limitations on the use of its NOLs as provided under Section 382. Accordingly, there can be no assurance that a significant amount of the existing NOLs will be available to use. In the event that the Company achieves profitability, as to which there can be no assurance, such limitation would have the effect of increasing its tax liability and reducing its net income and available cash resources in the future.

13.  Limitation on Liability of Directors and Officers
     -------------------------------------------------

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

14.  Reliance Upon Key Personnel
     ---------------------------

               The Company's operations depend largely on the continued employment of Mr. Gerald Zarin, Chairman of the Board, President and Chief Executive Officer. If Mr. Zarin or other members of management or key personnel resign or otherwise leave the Company, its business and financial condition could be materially adversely affected.

15.  Market Price Fluctuations
     -------------------------

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DISMISSAL OF INDEPENDENT ACCOUNTING FIRM

               Coopers & Lybrand L.L.P. ("Coopers"), the independent accounting firm which audited the Company's financial statements during fiscal year 1996, was dismissed by the Company on February 11, 1998. Coopers' reports on the Company's financial statements for the two years ended December 31, 1996 did not contain any adverse opinions or disclaimers of opinion, and neither report was qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company at the Meeting of the Board of Directors of the Company on February 4, 1998. During the Company's two fiscal years ended December 31, 1996, there were no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

ENGAGEMENT OF NEW INDEPENDENT ACCOUNTANTS

               The Company has engaged Richard A. Eisner & Company, LLP as its new independent accountants effective February 11, 1998. During the Company's two fiscal years ended December 31, 1996 and any subsequent interim period prior to engaging such accountants, the Company had not consulted with Richard A. Eisner & Company, LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-B.

               The disclosure called for by this Item 8 has been previously disclosed by the Company under Item 4 of the Company's Current Report on Form 8-K filed with the SEC on February 18, 1998.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

               The information required by this item regarding directors, promoters and control persons of the Company is incorporated by reference to the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2000.



ITEM 10.  EXECUTIVE COMPENSATION

               The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2000.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2000.


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

10.52* Form of Placement Agent Warrant Certificate (See Exhibit 10.6 to Current Report on Form 8-K filed with the Commission on June 11,
          1998).

10.53* Form of Subscription Agreement (See Exhibit 10.7 to Current Report on Form 8-K filed with the Commission on June 11, 1998).

10.54* Agreement, dated February 1, 1999, between NuWave Technologies, Inc. and Terk Technologies Corp.

10.55** Option Agreement for Purchase of Common Stock dated as of September 28, 1999 between NUWAVE Technologies, Inc. and Richard E. Ekstract.

10.56** Placement Agency Agreement, dated as of February 14, 2000, between Janssen-Meyers Associates, L.P. and NUWAVE Technologies, Inc.

10.57** Warrant Agreement, dated March 13, 2000, between NUWAVE Technologies, Inc. and American Stock Transfer & Trust Company.

10.58**   Form of Warrant Certificate.

10.59**   Form of Subscription Agreement.

10.60** Placement Agent Warrant Agreement, dated March 13, 2000, between NUWAVE Technologies, Inc. Janssen-Meyers Associates, L.P.

23.1**    Consent of Richard A. Eisner & Co., L.L.P.

24.1** Power of Attorney (included on signature page of this Annual Report on Form 10-KSB).

27.1**    Financial Data Schedule


* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

**   Filed herewith.

(b)       REPORTS ON FORM 8-K:

          During the fourth quarter of 1999, the Company filed a Form 8-K dated December 30,1999 to report on the Company's termination of the Profutures Special Equities Fund, L.P. financing agreement and to announce the proposed financing arrangement with Janssen-Meyers Associates, L.P.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUWAVE TECHNOLOGIES, INC.
                                        (Registrant)



Date: March 25, 2000                    By:  /s/ Gerald Zarin
                                           ------------------------------------
                                             Gerald Zarin
                                        Chairman of the Board, President
                                        and Chief Executive Officer

                                POWER OF ATTORNEY

               Each director and/or officer of the Company whose signature appears below hereby appoints Gerald Zarin as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Commission any and all amendments, including post-effective amendments, to this Registration Statement.

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                              DATE

/s/ Gerald Zarin              President, Chief Executive         March 30, 2000
------------------------      Officer and Chairman of
Gerald Zarin                  the Board (Principal
                              Executive Officer)

/s/ Jeremiah F. O'Brien       Chief Financial Officer and        March 30, 2000
------------------------      Secretary (Principal
Jeremiah F. O'Brien           Financial Officer and
                              Accounting Officer)

/s/ Ed Bohn                   Director                           March 30, 2000
------------------------
Ed Bohn

/s/ Richard Ekstract          Director                           March 30, 2000
------------------------
Richard Ekstract

/s/ Lyle Gramley              Director                           March 30, 2000
------------------------
Lyle Gramley

/s/ Joseph A. Sarubbi         Director                           March 30, 2000
------------------------
Joseph A. Sarubbi

                                  EXHIBIT INDEX

EXHIBIT                                                                         PAGE
NUMBER    DESCRIPTION                                                           NUMBER
-------   -----------                                                           ------
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


EXHIBIT                                                                         PAGE
NUMBER    DESCRIPTION                                                           NUMBER
-------   -----------                                                           ------
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



EXHIBIT                                                                         PAGE
NUMBER    DESCRIPTION                                                           NUMBER
-------   -----------                                                           ------
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

10.50*    Form of Warrant Certificate (See Exhibit 10.4 to Current Report on
          Form 8-K filed with the Commission on June 11, 1998).

10.52*    Form of Placement Agent Warrant Certificate (See Exhibit 10.6 to
          Current Report on Form 8-K filed with the Commission on June 11,
          1998).

10.53*    Form of Subscription Agreement (See Exhibit 10.7 to Current Report on
          Form 8-K filed with the Commission on June 11, 1998).

10.54*    Agreement, dated February 1, 1999, between NuWave Technologies, Inc.
          and Terk Technologies Corp.



EXHIBIT                                                                         PAGE
NUMBER    DESCRIPTION                                                           NUMBER
-------   -----------                                                           ------

10.55*    Option Agreement for Purchase of Common Stock dated as of September   A-1
          28, 1999 between NUWAVE Technologies, Inc. and Richard E. Ekstract.

10.56**   Placement Agency Agreement, dated as of February 14, 2000, between    A-2
          Janssen-Meyers Associates, L.P. and NUWAVE Technologies, Inc.

10.57**   Warrant Agreement, dated March 13, 2000, between NUWAVE Technologies, A-3
          Inc. and American Stock Transfer & Trust Company.

10.58**   Form of Warrant Certificate.                                          A-4

10.59**   Form of Subscription Agreement.                                       A-5

10.60**   Form of Placement Agent Warrant Certificate.                          A-6

23.1**    Consent of Richard A. Eisner & Co.

24.1**    Power of Attorney (included on signature page of this Annual Report   A-7
          on Form 10-KSB).

27.1**    Financial Data Schedule                                               A-8



* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

**   Filed herewith.

                           NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------


Reports of Independent Accountants .................................. F-2 - F-3

Balance Sheet as of December 31, 1999 ...............................      F-4

Statements of Operations for the years ended December 31, 1998 and
     December 31, 1999 and for the cumulative period from July 17, 1995
     (inception) to December 31, 1999 ...............................      F-5

Statement of Stockholders' Equity for cumulative period from
     July 17, 1995 (inception) to December 31, 1999 .................      F-6

Statements of Cash Flows for the years ended December 31, 1998 and and December 31, 1999 and for the cumulative period from
     July 17, 1995 (inception) to December 31, 1999 .................      F-7

Notes to Financial Statements ....................................... F-8 - F-20

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
NUWAVE Technologies, Inc.
Fairfield, New Jersey


We have audited the accompanying balance sheet of NUWAVE Technologies, Inc. (a development stage enterprise) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999 and the amounts for the period from January 1, 1997 through December 31, 1999 included in the period from July 17, 1995 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of NUWAVE Technologies, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999 and the amounts for the period from January 1, 1997 through December 31, 1999 included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

Florham Park, New Jersey
March 1, 2000
With respect to Note 10
March 17, 2000

PRICEWATERHOUSECOOPERS
--------------------------------------------------------------------------------
                                                     PRICEWATERHOUSECOOPERS LLP
                 REPORT OF INDEPENDENT ACCOUNTANTS   1301 Avenue of the Americas
                                                     New York NY 10019-6013
                                                     Telephone (212)259 1000
                                                     Facsimile (212)259 1301

To the Board of Directors and Stockholders of NUWAVE Technologies, Inc.


     We have audited the statement of operations, cash flows of NUWAVE Technologies, Inc. (a development stage enterprise) for the period from July 17, 1995 (inception) to December 31, 1996 included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 1999 (not presented separately herein), and the related statement of stockholders' equity for the period from July 17, 1995 (inception) to December 31, 1995 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NUWAVE Technologies, Inc. for the period from July 17, 1995 (inception) to December 31, 1996 included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.



                                        PricewaterhouseCoopers LLP

New York, New York
March 26, 1997

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                    ASSETS
                                                                    December 31,
                                                                        1999
                                                                    ------------
Current assets:

       Cash and cash equivalents                                    $ 1,969,292

       Inventory                                                         40,889

       Prepaid expenses and other current assets                         96,985

                       Total current assets                           2,107,166

Property and equipment                                                  100,666

Other assets                                                             64,131

Deferred tax benefits                                                   908,350
                                                                    ------------
                       Total assets                                 $ 3,180,313
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

       Accounts payable and accrued liabilities                       $ 274,555

                       Total liabilities                                274,555

Commitments and contingencies

Stockholders' equity:

       Series A Convertible Preferred Stock, noncumulative,
       $.01 par value; authorized 400,000 shares; issued and outstanding - none

       Preferred stock, $.01 par value; authorized 1,000,000 shares; issued and oustanding - (such preferences and rights to be designated by the Board of Directors)

       Common stock, $.01 par value; authorized 20,000,000
       shares; as of  December 31, 1999; issued and
       outstanding 8,468,889 shares.                                     84,689

       Additional paid in capital                                    18,699,268

       Deficit accumulated during the development stage             (15,878,199)
                                                                    ------------
                       Total stockholders' equity                     2,905,758

                       Total liabilties and stockholders' equity    $ 3,180,313
                                                                    ============


   The accompanying notes are an integral part of these financial statements


                            NUWAVE TECHNOLOGIES, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                    Cumulative from
                                                                                     July 17, 1995
                                                  Year               Year             (inception)
                                                  ended              ended                 to
                                              December 31,       December 31,         December 31,
                                                  1998               1999                 1999
                                              --------------    --------------     ------------------
Net Sales                                     $     12,545       $     16,553       $     39,373
Cost of Sales                                       (4,906)            (2,200)           (11,320)
                                              --------------    --------------      --------------
                                                     7,639             14,353             28,053
                                              --------------    --------------      --------------
Operating expenses:

Research and development expenses             $ (1,572,364)      $   (938,745)      $ (6,319,909)

General and administrative expenses             (2,646,409)        (2,503,812)        (9,712,452)
                                              --------------    --------------      --------------
                                                (4,218,773)        (3,442,557)       (16,032,361)
                                              --------------    --------------      --------------
             Loss from operations               (4,211,134)        (3,428,204)       (16,004,308)
                                              --------------    --------------      --------------
Other income (expense):

             Interest income                       212,863            174,086            742,065

             Interest expense                                          (5,709)          (337,251)

             Rave settlement costs                                   (338,895)          (338,895)
                                              --------------    --------------      --------------
                                                   212,863           (170,518)            65,919
                                              --------------    --------------      --------------
Net loss before benefit for imcome taxes
             and extraordinary item             (3,998,271)        (3,598,722)       (15,938,389)

             Benefit  for income taxes                                908,350            908,350
                                              --------------    --------------      --------------
Net loss before extraordinary item              (3,998,271)        (2,690,372)       (15,030,039)

             Extraordinary item                                                         (848,160)
                                              --------------    --------------      --------------
             Net loss                         $ (3,998,271)      $ (2,690,372)      $(15,878,199)
                                              ==============    ==============      ==============
Basic and diluted loss per share:

             Weighted average number of
             common shares outstanding           7,259,896         8,419,644
                                              ==============    ==============

             Basic and diluted loss per share      $ (0.55)          $ (0.32)
                                              ==============    ==============


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                             SERIES A                                                       DEFICIT
                                            CONVERTIBLE                                                   ACCUMULATED
                                          PREFERRED STOCK         COMMON STOCK      ADDITIONAL  DEFERRED   DURING THE
                                      ---------------------- ----------------------  PAID-IN    EQUITY    DEVELOPMENT
                                        SHARES      AMOUNT    SHARES      AMOUNT     CAPITAL     COSTS       STAGE        TOTAL
                                      ---------- ----------- ----------- ---------- ----------- -------- -------------- -----------
Common shares issued in connec-
   tion with the formation of the
   company............................                         2,060,000   $ 20,600                                       $ 20,600

Common shares returned and retired
   without consideration..............                          (125,000)    (1,250)    $ 1,250

Sale of Series A convertible pre-
   ferred stock for cash of $1.50 per
   share..............................   600,000     $ 6,000                            894,000                            900,000

Common shares issued with initial
   bridge notes payable for cash of
   $1.50 per share....................                            70,000        700     104,300                            105,000

Costs incurred in connection with
   equity financing...................                                                          $(38,400)                  (38,400)

Net loss for the period from July
   17, 1995 (inception) to December
   31, 1995...........................                                                                       $ (910,591)  (910,591)
                                      ---------- ----------- ----------- ---------- ----------- -------- -------------- -----------

Balance at December 31, 1995..........   600,000       6,000   2,005,000     20,050     999,550  (38,400)      (910,591)    76,609

Common shares issued in connec- tion
   with the exchange of the initial
   bridge notes for 14 bridge
   units..............................                            70,000        700     139,300                           140,000

Common shares issued with bridge
   notes payable for cash of $2.00
   per share..........................                           330,000      3,300     656,700                           660,000

Costs incurred in connection with
   the private placement offering
   relating to the equity financing...                                                 (134,000)$ 13,400                 (120,600)

Common shares issued  in connec-
   tion with the initial public offering
   for cash of $5.00 per share.......                          2,300,000     23,000  11,477,000                        11,500,000

2,530,000 common stock purchase
   warrants issued in connection with
   the initial public offering for cash
   of $0.10 per warrant................                                                 253,000                           253,000

220,000 common stock purchase warrants
   and 220,000 redeemable warrants
   issued to the underwriter in
   connection with the initial public
   offering for cash of $10.00........                                                       10                                10

Conversion of 600,000 preferred
   shares into 600,000 common
   shares in connection with the
   initial public offering............  (600,000)     (6,000)    600,000      6,000                                            -


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                             SERIES A                                                       DEFICIT
                                            CONVERTIBLE                                                   ACCUMULATED
                                          PREFERRED STOCK         COMMON STOCK      ADDITIONAL  DEFERRED   DURING THE
                                      ---------------------- ----------------------  PAID-IN    EQUITY    DEVELOPMENT
                                        SHARES      AMOUNT    SHARES      AMOUNT     CAPITAL     COSTS       STAGE        TOTAL
                                      ---------- ----------- ----------- ---------- ----------- -------- -------------- -----------
Costs incurred in connection with
   the initial public offering........                                               (2,214,582)  25,000                (2,189,582)

Common shares issued in connection
   with the exercise of 20,000 stock
   options for cash of  $1.50 per
   share............................                              20,000        200      29,800                             30,000

Net loss for the year ended
   December 31, 1996..................                                                                       (4,430,649)(4,430,649)
                                      ---------- ----------- ----------- ---------- ----------- -------- -------------- -----------

Balance at December 31, 1996.......               $   -        5,325,000   $ 53,250 $11,206,778 $  -        $(5,341,240)$5,918,788

Common shares issued in connection
   with the exercise of 23,334 stock
   options for cash of  $2.00 per
   share............................                              23,334        233      46,435                             46,668

Net loss for the year ended
   December 31, 1997..................                                                                       (3,848,316)(3,848,316)
                                      ---------- ----------- ----------- ---------- ----------- -------- -------------- -----------

Balance at December 31, 1997.......       -       $   -        5,348,334   $ 53,483 $11,253,213 $  -        $(9,189,556)$2,117,140

Common shares issued in connection
   with a private placement for cash
   of $3.95 per share with 50,000
   warrants and 50,000 supplemental
   warrants.............                                         253,485      2,535     997,465                          1,000,000

Costs incurred in connection with
   private placement...................                                                (140,652)                          (140,652)

Common shares issued in connection
   with the exercise of 11,666 stock
   options for cash of  $2.00 per
   share..............................                            11,666        117      23,215                             23,332

Warrants to purchase common stock
   issued in connection with a
   consulting agreement...............                                                  217,040                            217,040

2,742,904 Common shares issued with
   2,057,207 class A warrants to
   purchase common shares in
   connection with a private placement
   for a cash price
   ranging from $2.50 to
   $3.06 per share....................                         2,742,904     27,429   7,253,117                          7,280,546

18.2 Unit Warrants issued in
   connection with private placement                                                          6                                  6

Costs incurred in connection with
   private placement...................                                              (1,244,990)                        (1,244,990)

Net loss for the year ended
   December 31, 1998..................                                                                       (3,998,271)(3,998,271)
                                      ---------- ----------- ----------- ---------- ----------- -------- -------------- -----------
Balance at December 31, 1998.......       -           -        8,356,389     83,564  18,358,414     -       (13,187,827) 5,254,151


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                             SERIES A                                                       DEFICIT
                                            CONVERTIBLE                                                   ACCUMULATED
                                          PREFERRED STOCK         COMMON STOCK      ADDITIONAL  DEFERRED   DURING THE
                                      ---------------------- ----------------------  PAID-IN    EQUITY    DEVELOPMENT
                                        SHARES      AMOUNT    SHARES      AMOUNT     CAPITAL     COSTS       STAGE        TOTAL
                                      ---------- ----------- ----------- ---------- ----------- -------- -------------- -----------
Issuance of common stock in connection
   with an arbitration settlement                                100,000       1,000    145,200                            146,200

Issuance of options in connection with
   an arbitration settlement                                                             17,695                             17,695

Common shares issued in connection
   with the exercise of 12,500 stock
   options for cash of  $1.462 per
   share..............................                            12,500        125      18,150                             18,275

Costs incurred in connection with
   private placement..................                                                  (44,638)                           (44,638)

Warrants to purchase common stock
   issued in connection with a
   consulting agreements..............                                                  204,447                            204,447

Net loss for the year ended
   December 31, 1999..................                                                                       (2,690,372)(2,690,372)
                                      ---------- ----------- ----------- ---------- ----------- -------- -------------- -----------

   Balance at December 31, 1999            -       $   -       8,468,889   $ 84,689 $18,699,268  $  -      $(15,878,199)$2,905,758
                                      ========== =========== =========== ========== =========== ======== ============== ===========


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        ( A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents

                                                                                       Cumulative
                                                                                          from
                                                                                      July 17, 1995
                                                         Year           Year          (inception)
                                                        ended          ended              to
                                                       December 31,  December 31,     December 31,
                                                         1998           1999              1999
                                                    --------------  -------------    --------------
Cash flows from operating activities:
      Net loss                                       $ (3,998,271)  $ (2,690,372)     $ (15,878,199)

      Adjustments to reconcile net loss to
      net cash used in operating activities:

      Extraordinary item                                                                    848,160

      Depreciation expense                                 52,690         52,026            166,785

      Amortization of unamortized debt discount                                             168,778

      Amortization of deferred financing costs                                               89,062

      (Increase) Decrease in inventory                     10,745          8,184            (40,889)

      (Increase) Decrease in prepaid expenses
      and other current assets                            (15,730)        29,749            (96,985)

      (Increase) Decrease in other assets                 (80,079)        98,148            (64,131)

      (Increase) in Deferred tax benefits                               (908,350)          (908,350)

      Increase in accounts payable and
      accrued liabilities                                 107,578         13,354            274,555

      Issuance of warrants in connection with
      consultant agreements                               217,040        204,447            421,487

      Issuance of common stock in connection with
      an arbitration settlement                                          146,200            146,200

      Issuance of options in connection with
      an arbitration settlement                                           17,695             17,695

      Issuance of common stock for services rendered                                         20,600
                                                    --------------  -------------    --------------
                  Net cash used in operating
                  activities                           (3,706,027)    (3,028,919)       (14,835,232)
                                                    --------------  -------------    --------------
Cash flows from investing activities:

      Purchase of property and equipment                  (60,247)       (41,663)          (267,451)
                                                    --------------  -------------    --------------
                  Net cash used in investing
                  activities                              (60,247)       (41,663)          (267,451)
                                                    --------------  -------------    --------------
Cash flows from financing activities:

      Proceeds from sales of Series A Convertible

      Preferred Stock                                                                       900,000

      Proceeds from issuance of initial bridge units                                        350,000

      Proceeds from issuance of bridge units, net of

      exchange of initial bridge notes                                                    1,650,000


   The accompanying notes are an integral part of these financial statements

                                                                                       Cumulative
                                                                                          from
                                                                                      July 17, 1995
                                                         Year           Year          (inception)
                                                        ended          ended              to
                                                       December 31,  December 31,     December 31,
                                                         1998           1999              1999
                                                    --------------  -------------    --------------
      Proceeds from IPO                                                                  11,753,010

      Proceeds from equity offering -
      February 6, 1998                                  1,000,000                         1,000,000

      Proceeds from equity offering May 19 to
      June 6, 1998                                      7,280,546                         7,280,546

      Repayment of notes issued in connection with
      initial bridge notes                                                              (2,000,000)

      Costs incurred for equity offerings and
      warrants                                         (1,385,636)       (44,638)        (3,778,856)

      Issuance of common stock in connection with
      exercise of stock options                            23,332         18,275            118,275

      Release of restricted cash                          145,403         76,078               -

      Deferred financing costs                                                             (201,000)
                                                    --------------  -------------    --------------
      Net cash provided (used in) by financing
      activities                                        7,063,645         49,715         17,071,975
                                                    --------------  -------------    --------------
      Net increase (decrease) in cash and cash
      equivalents                                       3,297,371     (3,020,867)         1,969,292

Cash and cash equivalents at the beginning of
the period                                              1,692,788      4,990,159              -
                                                    --------------  -------------    --------------
      Cash and cash equivalents at the end of
      the period                                       $4,990,159    $ 1,969,292       $  1,969,292
                                                    ==============  =============    ==============
Supplemental disclosure of cash flow information:

      Interest paid during the period                                $     5,709       $     73,702
                                                                    =============    ==============
Supplemental disclosure of non cash investing and
      financing activities:

Deferred financing costs incurred in connection with the
exchange of the initial bridge notes for 14 bridge units                               $    140,000
                                                                                     ==============
Deferred equity costs charged to additional paid in
      capital in connection with the PPO                                               $     13,400
                                                                                     ==============
Deferred financing costs charged to additional
      paid-in capital in connection with the IPO                                       $     25,000
                                                                                     ==============
600,000 Series A Convertible Preferred Stock converted
      into Common Stock                                                                $     6,000
                                                                                     ==============


   The accompanying notes are an integral part of these financial statements

1.        ORGANIZATION AND BUSINESS

          NUWAVE Technologies, Inc. (the "Company"), a development stage enterprise, was incorporated in Delaware on July 17, 1995. It has had only a limited operating history and has had only limited sales of its products to date. Since its inception in July 1995, the Company has been engaged primarily in the research and development of proprietary video enhancement technology designed to significantly enhance video output devices with clearer sharper details and more vibrant colors when viewed on the display screen. This technology is known as the NUWAVE Video Processor ("NVP") technology. The Company intends to license this technology or have it manufactured in the form of Application Specific Integrated Circuits ("ASIC") through third parties and to directly market products which use this technology to improve picture quality in set-top boxes, televisions, VCR's, DVD's, camcorders and other video devices. In addition to the NVP technology the Company has recently completed development of proprietary software technology with the ability to digitally enhance both pictures and videos on PC's while the user is surfing the Internet or working offline. The Company conducts its operations primarily in the United States.

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

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include all cash balances, money market instruments, and other highly liquid investments with insignificant interest rate risk and original maturities of three months or less. At December 31, 1999, $1,969,292 of money market accounts and commercial checking accounts, the fair value of which approximate cost, are included in cash and cash equivalents.

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

ADVERTISING EXPENSES

          The Company expenses advertising costs which consist primarily of promotional items and print media. Advertising and promotional expenses charged to operations for the cumulative period from July 17, 1995 (inception) to December 31, 1999 amounted to $570,983 and for the years ended December 31, 1999 and December 31, 1998 amounted to $33,083 and $116,776, respectively.

CONCENTRATION OF CREDIT RISK

          The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents in high quality institutions with three types of accounts,
1) an operating account where the cash balance is in excess of the FDIC insurance limit, 2) a money market fund which invests only in U.S. Government securities and 3) certificates of deposit.

PER SHARE DATA

          The basic per share data has been computed on the basis of the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the computations since they would be antidilutive (see note 5).

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

3.        PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                USEFUL LIVES IN   DECEMBER 31,
                                                     YEARS            1999
                                                ---------------- --------------
Furniture and Fixtures........................        10          $    5,523
Computers.....................................         5             170,918
Equipment.....................................         5              91,010
                                                                  ----------
                                                                  $  267,451
   Less, accumulated depreciation.............                       166,785
                                                                  ----------
                                                                  $  100,666
                                                                  ==========

4.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          Accounts payable and accrued liabilities consist of the following:

                                                                  DECEMBER 31,
                                                                      1999
                                                                  ------------
Accounts payable.....................................              $ 202,281
Legal and accounting fees............................                 72,274
                                                                   ---------
                                                                   $ 274,555
                                                                   =========

5.        CAPITAL TRANSACTIONS

COMMON STOCK

          On July 17, 1995, the Company issued 2,060,000 shares of common stock for a fair market value of $.01 per share as consideration for services rendered in connection with the formation of the Company, as follows:

o 1,090,000 shares to Prime Technologies, Inc. ("Prime"). Rave Engineering Corp. ("Rave") and two members of the Company's Board of Directors have ownership interests in Prime of 22%, 22% and 16%, respectively;

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

          Also in connection with the IPO, the Company issued to the Underwriter, for an aggregate purchase price of $10.00, warrants to purchase 220,000 Common Stock and Redeemable Warrants to purchase 220,000 Redeemable Warrants (the "Underwriter's Warrants"). The Underwriter's Warrants are at $8.25. The warrants expire July, 2001.

          On February 6, 1998, the Company entered into a two-year agreement with an investor whereby the Company issued 253,485 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), for an aggregate purchase price of $1,000,000. In addition, subject to certain conditions, the agreement provided that, from time to time over the life of the agreement the Company could put shares of the Company's Common Stock for a minimum of $250,000 and a maximum of $750,000. The agreement required that a total aggregate value of Puts over the life of the agreement must be a minimum of $1,000,000. In connection with the agreement the Company issued to the investor warrants to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $6.41 per share and additional warrants (the "supplemental warrants") to purchase an aggregate of 50,000 shares of Common Stock at a purchase price of $3.95 per share. On December 20, 1999, the agreement, along with any remaining obligations of either party was terminated by mutual consent. In connection with the termination the investor returned the 100,000 warrants and the warrants were cancelled.

          On March 3, 1998, the Company entered into a consulting agreement with an organization (the "Consultant") whereby the Consultant will perform consulting services relating to corporate finance and other financial services matters. As compensation for such services, the Company paid the consultant $5,000 per month during an initial term ending September 3, 1999 subject to automatic one-year renewal terms unless either the Company or the Consultant gave written notice of termination at least 30 days prior to the end of the initial or subsequent terms. On November 2, 1999 the consulting agreement was extended to May 31, 2001.

          In connection with such consultant agreement, the Company issued to the Consultant warrants to purchase 400,000 shares of common stock. The warrants have an exercise price of $4 per share, became exercisable September 3, 1999, and expire on March 3, 2003. The fair value of these warrants was estimated at $386,805 and has been charged to operations over the life of the initial term of the consulting agreement, $169,765 and $217,040 was charged against operations for the years ended December 31, 1999 and 1998, respectively.

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

          The Consultant, for acting as placement agent, received a commission of 10% ($728,055) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($218,416) and reimbursement of other costs, including legal expenses relating to the offering ($77,171). In addition, the Consultant, as part of its compensation, received warrants exercisable until May 11, 2003 to purchase up to (i) 688,084 shares of the Company's Common Stock at a price per share ranging from $2.50 to $3.06 and (ii) warrants to purchase up to 516,068 shares of the Company's common stock at a price per share of $3.24.

          As a result of the above capital transactions and in accordance with the provisions of the Warrant Agreement dated as of July 3, 1996, between the Company, Rickel & Associates, Inc. and American Stock Transfer & Trust Company, adjustments have been made to the exercise price (the "Warrant Price") for the warrants issued pursuant to such Agreement (the Public Warrants") and to the number of shares of Common Stock issuable on exercise of the Public Warrants. The Warrant Price has been reduced from $5.50 to $4.15. In addition, for every share of Common Stock the warrant holders were entitled to prior to the dilutive transactions (2,530,000 shares), the warrant holders are now entitled to 1.325 shares (3,352,250 shares). Also, pursuant to the Warrant Agreement, the Company can redeem the Public Warrants in the event that the average closing price of the Company's Common Stock is at least 150% of the then current Warrant Price of the Public Warrants for a period of 20 consecutive trading days: consequently, the average closing price now required is $6.225.

          On May 28, 1999, in accordance with the terms of Rave Settlement Agreement, the Company issued 100,000 shares of its Common Stock and options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.46. Operations has been charged $163,895, the estimated fair value of the Common Stock and options on May, 28 1999.



PREFERRED STOCK

          During July and August 1995, the Company sold 600,000 shares of Series A Convertible Preferred Stock for $900,000 to several investors, one of whom was the purchaser of the initial bridge notes. The preferred shares converted into common shares on a one-for-one basis, at the IPO date.

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

STOCK OPTIONS

          The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not more than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to non employees, for goods or services, the fair value of these options is included in operating results as an expense.

          A summary of the Company's stock option activity under its plans, and related information, is as follows:



                                                                                  WEIGHTED
                                          NUMBER OF                               AVERAGE       NUMBER OF
                                           COMMON          EXERCISE PRICE         EXERCISE       SHARES
                                           SHARES         RANGE PER SHARE          PRICE       EXERCISABLE
                                           ------         ----------------         -----       -----------
Outstanding at December 31, 1996.......    362,000        $ 1.50 - $ 5.75          $ 1.72       311,524
                                                                                                =======
Granted................................    192,500        $ 5.78 - $ 6.88          $ 6.54
Exercised..............................    (23,334)           $ 2.00               $ 2.00
Canceled...............................    (25,000)       $ 6.38 - $ 6.81          $ 6.64
                                         ---------
Outstanding at December 31, 1997.......    506,166        $ 1.50 - $ 6.75          $ 2.92       401,000
                                                                                                =======
Granted................................    733,000        $ 1.50 - $ 3.25          $ 3.13
Exercised..............................    (11,666)           $ 2.00               $ 2.00
Canceled...............................    (13,000)       $ 3.00 - $ 6.75          $ 5.23
                                         ---------
Outstanding at December 31, 1998.......  1,214,500        $ 1.50 - $ 6.88          $ 3.18       633,503
                                                                                                =======
Granted                                    205,000         $1.97 - $2.50           $ 2.03
Cancelled                                  (25,000)        $3.00 - $3.25           $ 3.20
                                         ---------
Outstanding at December 31, 1999.......  1,394,500         $1.50 - $6.88           $ 3.02     1,199,338
                                         =========                                            =========


          Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation are shown below.

          Exercise prices and weighted-average contractual lives for stock options outstanding as of December 31, 1999 are as follows:


                              OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                    ------------------------------------  ---------------------------
                                   WEIGHTED
                                   AVERAGE      WEIGHTED                   WEIGHTED
                                  REMAINING     AVERAGE                    AVERAGE
    RANGE OF         NUMBER      CONTRACTUAL    EXERCISE       NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
---------------   -----------    -----------  ------------- -----------   ---------
$ 1.50 - $ 2.50      570,000        4.48         $1.71        390,004        $1.61
$ 3.00 - $3.25       653,000        3.40         $3.25        653,000        $3.25
$ 5.87 - $ 6.88      171,500        3.08         $6.50        156,334        $6.49


          The following table summarizes the pro forma operating results of the Company had compensation costs for the stock options granted been determined in accordance with the fair- value-based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since certain option grants awarded during 1999 and 1998 vest over several years and additional awards are expected to be issued in the future, the pro forma results noted below are not likely to be representative of the effects on future years of the application of the fair-value-based method.

                                                                 YEAR ENDED
                                                   ------------------- ------------------
                                                    DECEMBER 31, 1998  DECEMBER 31, 1999
Pro forma net loss................................   $  (4,285,280)      $ (2,986,914)
Pro forma basic and diluted loss per share........   $        (.59)      $       (.35)


For the purpose of the above pro forma information, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during

1999 and 1998 was $1.52 and $.85, respectively. The following weighted-average assumptions were used in computing the fair value of option grants for 1999 and 1998: weighted-average risk-free interest rates ranged from 5.50% to 6.39% for 1999 and 4.26% to 5.60% for 1998; zero dividend yields for both years; volatility of the Company's Common Stock of 60% for 1999 and 30% for 1998; and an expected life of the options of ten years for 1999 and three years for 1998, respectively.

Performance Incentive Stock Option Plan

          On January 31, 1996, the Company adopted its 1996 Performance Incentive Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted to key employees and consultants (the "Participants") by certain disinterested directors of the Board of Directors. Any incentive option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A nonqualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) must have an exercise price of at least the par value of the stock. Stock appreciation rights may be granted in conjunction with the grant of an incentive or nonqualified option under the Plan or independently of any such stock option. The directors determine the vesting of the options under the Plan at the date of grant. A maximum of 1,205,000 options can be awarded under the Plan (as amended May 26, 1998). As of December 31, 1996 no options had been issued. During 1997, 172,500 options were granted and 25,000 options were canceled under the plan. During 1998, 605,000 options were granted under the plan. During 1999, 145,000 options were granted under the plan.

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

          On November 25, 1996, four Eligible Directors were each granted 3,000 stock options at an exercise price of $5.75 per share. On May 29, 1997, four Eligible Directors were each granted 5,000 stock options at an exercise price of $6.75 per share. On May 26, 1998, one eligible director was granted 53,000 options at an excise price of $3.25 per share and the three remaining Eligible Directors were each granted 25,000 stock options at $3.25 per share. The maximum number of shares of Common Stock with respect to which options may be granted under the Director's Plan (as amended May 26, 1998) is 235,000 shares. During 1998, 13,000 options previously granted under the plan were cancelled. During 1999, 60,000 options were granted, 45,000 options at $2.56 per share and 15,000 options at 2.06 per share, under the plan. As of December 31, 1999, there are 48,000 stock options reserved for issuance in the Director's Plan.

6.        RAVE SETTLEMENT

          On November 13, 1998, pursuant to the provisions of an Exclusive Worldwide Licensing Agreement the "License Agreement" and a Development Agreement, both dated July 21,1995 the Company commenced an arbitration proceeding against Rave and its principal Randy Burnworth seeking (a) damages for the injuries to the Company caused by Rave's and Burnworth's breaches of their contractual and common law obligations to the Company, including but not limited to those referred to above, and (b) a declaration that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company continues to have exclusive license rights to the "Licensed Product" and "Licensed Process" under the License Agreement.

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

7.        INCOME TAXES

          There is no benefit for federal income taxes for the year ended December 31, 1998, since the Company has incurred operating losses. In addition, the Company has fully reserved the net potential future tax benefits resulting from its temporary differences and net operating loss carryforwards.

          The tax effect of temporary differences consists of the following:

                                                                    DECEMBER 31,
                                                                        1999
                                                                    ------------
                 Deferred tax assets:
                      Start up costs..........................       $1,260,061
                      Property and equipment..................           19,954
                      Net operating loss carryforward.........        4,975,964
                                                                    ------------
                                                                      6,255,979
                      Valuation allowance.....................       (5,347,629)
                                                                    ------------
                                                                    $   908,350
                                                                    ============

          In accordance with New Jersey statues, the Company has entered into an agreement to sell certain New Jersey net operating losses and research and development credits accordingly, a state income tax benefit and deferred tax asset has been recognized in 1999. There was no provision for income taxes for the year ended December 31, 1998.

          During the years ended December 31,1999 and 1998, the benefit for deferred taxes before change in valuation allowances aggregated $1,053,041 and $1,437,000, respectively. The change in valuation allowances for the years ended December 31, 1999 and 1998 were $144,691 and $1,437,000, respectively.

          The difference between the statutory federal income tax rate and the effective rate for the Company's income tax benefit for each of the years ended December 31, 1999 and 1998, respectively, is summarized as follows:



                                                          1999         1998
                                                          ----         ----

Statutory federal income tax rate                         34.0%        34.0%

State income tax benefit, net of federal tax effect       16.7%

Increase in valuation allowance                         (25.0)%      (29.0)%

Miscellaneous                                            (0.4)%       (5.0)%
                                                     ----------    ---------
Effective income tax rate                                 25.3%         0.0%
                                                     ----------    ---------


          As of December 31, 1999, the Company has unused net operating loss carryforwards of $12,460,000 available for federal income tax purposes. The unused net operating loss carryforwards expire in various years from 2010 to 2019. The Company, in the future, may be subject to limitations on the use of its NOL's as provided under Section 382 of the Internal Revenue Code.

8.        COMMITMENTS AND CONTINGENCIES

CONSULTING AND REPRESENTATIVE AGREEMENTS

          On June 1, 1998, the Company contracted with Innovation Partners International, Inc. ("IPI") to provide sales management and engineering services for the Company in Japan and other designated countries, for the purpose of securing the Company's product sales to the Asian Original Equipment Manufacturers market. In return for such services the Company agreed to pay IPI a fee of $6,000 per month plus normal business expenses. At December 31, 1999, a total of $133,085 had been paid under the terms of the contract, representing consulting fees and out of the pocket expenses, which have been charged to operations.

          On July 22, 1998, the Company contracted with David Kwong ("consultant") to sell and license products in China and to maintain a sales office for the Company in China. The contract may be terminated, by either party, any time subsequent to September 30, 1999 by giving the other party at least 90 days' notice of termination. In return for such services the Company agreed to pay the consultant a monetary commission and grant certain stock options upon attaining determined sales levels. In addition the consultant will receive a monthly consulting. The Company further agreed to pay the costs to establish and maintain an office in China within the limits of an approved budget. As of December 31, 1999 a total of $222,316 had been paid under the terms of the contract, representing consulting fees of $106,500, office expenses of $90,492 and travel costs of $31,448. No commissions had been earned and no stock options had been granted through December 31, 1999 pursuant to this agreement.

          On November 11, 1999 the Company contracted with Wolfe Axelrod Associates (WAA) to provide various Investor Relations and Public Relations services for the Company. The contract is for an initial period of twelve months and provides for automatic renewal for an additional one-year period unless terminated by NUWAVE's written notification at least 30 days prior to the end of the 12 month term provided however that NUWAVE may terminate this agreement upon 30 days written notice within the initial seven months of the contract. In return for such services the Company granted to WAA 300,000 options for the purchase of the Company's common stock at $2.00 per share (market price on date of grant). The 300,000 options vest as follows: 125,000 on July 14, 2000; 100,000 on November 15, 2000 provided that the contract remained in force beyond July 14, 2000 and 75,000 on November 15, 2000 provided that the contract remains in force on that date. The estimated fair value of the options at date of issue was $342,286 and is being amortized over twelve months. For the year ended December 31, 1999 the Company recognized an expense of $34,682 relating to this agreement. In addition the Company agreed to pay WAA a fee of $10,000 per month plus normal business expenses. As of December 31, 1999 $30,162 had been paid under the terms of the contract.

LEASES

          The Company leases shared office space on a month-to-month basis for a monthly rental of $6,600. Rent expense incurred for the cumulative period from July 17, 1995 (inception) to December 31, 1999 amounted to $273,918; and for the years ended December 31, 1999 and December 31, 1998 amounted to $77,471 and $74,098, respectively.

9.        EMPLOYMENT AGREEMENTS

          Mr. Zarin entered into an employment agreement with the Company, dated as of July 20, 1995, pursuant to which he agreed to serve as the Company's President and Chief Executive Officer through December 31, 2000. In December 1997, the term of the agreement was extended for two additional years to December 31, 2002. The agreement provided for an initial salary of $90,000 per year and increased to $120,000 on March 15, 1996. Mr. Zarin is also entitled to an annual bonus equal to (i) 30% of his base compensation if the Company's net profits before taxes are equal to projections to be approved by the Company's Board of Directors, (ii) 60% of his base compensation if the Company's net profits before taxes are equal to 110% of such projections, and (iii) 100% of his base compensation if the Company's net profits before taxes are equal to 120% of such projections. Mr. Zarin can terminate the agreement upon 180 days notice. The Company can terminate the agreement for good cause at any time. If the Company terminates the agreement other than for good cause, or otherwise materially breaches the agreement, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement. Pursuant to the employment agreement provides Mr. Zarin was granted an option to purchase 200,000 shares of Common Stock at $1.50 per share. The option expires December 31, 2000 and terminates if Mr. Zarin voluntarily leaves the Company or the employment agreement is terminated by the Company for good cause. In connection with services rendered in establishing the Company and creating its business plan and projections, Mr. Zarin received 450,000 shares of the Company's Common Stock valued at $.01 per share.

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

          On September 4, 1998 the Company entered into an employment agreement with its Vice President - Engineering. As part of the agreement, the Company granted to this individual, under the Company's Plan, options to purchase 50,000 shares of common stock at $1.50 per share, the underlying value of the Company's common stock at October 1, 1998, the date of grant: 10,000 options vested on March 16, 1999; 13,334 options vest on March 16, 2000; 13,333 options vest on March 16, 2001; 13,333 options vest on March 16, 2002.


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


11.       SUBSEQUENT EVENTS

          On February 9, 2000 the Company held a Special Meeting of Stockholders to (i) approve the issuance of shares of the Company's common stock and related warrants aggregating a minimum of $3,000,000 and a maximum of $6,000,000 in a private offering, to fulfill NASDAQ Stock Market Rule 4310 (C) (25) (H), and
(ii) approve a proposed amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock by 20,000,000 shares to 40,000,000 shares. Both matters were approved by a majority of the stockholders.

          On February 14, 2000 the Company entered into a placement agency agreement with Janssen-Meyers Associates, L.P. ("JMA") to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the " Securities Act"), 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock Purchase Warrants ("Common Stock Purchase Warrants") on March 14, 2000 for an aggregate purchase price of $6,600,000. Each Common Stock Purchase Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.95, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time during the period commencing from March 14, 2000 and expiring on March 14, 2003. The Common Stock Purchase Warrants are subject to redemption by the Company at $.01 per Warrant 12 months after the effective date of a registration statement covering the Warrants on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Warrants for a period of thirty consecutive trading days ending within five days prior to the date on which the Company gives notice of redemption. The Common Stock Purchase Warrants will be exercisable until 5:00 P.M. on March 14, 2003 New York time.


          Janssen-Meyers Associates for acting as placement agent received a commission of 10% ($660,000) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($198,000) and reimbursement of other costs, including legal expenses relating to the offering ($54,399). In addition, JMA received as part of its compensation, warrants exercisable until March 14, 2003 to purchase up to 522,152 shares of the Company's Common Stock at a price per share of $3.95.