Form 10QSB
period 2000-03-31
NUWAVE TECHNOLOGIES INC
filed 2000-05-15
CIK 1009802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark one)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       or

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from            to
                                           ----------     -----------

                         Commission file number 0-28606

                            NUWAVE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                               22-3387630
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

  ONE PASSAIC AVENUE, FAIRFIELD, NEW JERSEY                     07004
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000: 10,557,497
                                         ----------

         Transitional Small Business Disclosure Format:       Yes [ ]  No [X]


================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                    Balance Sheet - March 31, 2000 (unaudited)             P. 3

                    Statements of Operations - For the three month
                           periods ended March 31, 1999 (unaudited)
                           and March 31, 2000 (unaudited) and for the
                           period July 17, 1995 (inception) to March 31,
                           2000 (unaudited)                                P. 4


                    Statements of Cash Flows - For the three month
                           periods ended March 31, 1999 (unaudited)
                           and March 31, 2000 (unaudited) and for the
                           period from July 17, 1995 (inception) to
                           March 31, 2000 (unaudited)                      P. 5


                    Notes to Condensed Financial Statements                P. 7

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                    OPERATION                                              P. 9

PART II - OTHER INFORMATION

         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS              P. 16

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    P. 16

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                       P. 17


SIGNATURES                                                                 P. 18

                           NUWAVE TECHNOLOGIES, INC
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                BALANCE SHEET




                              ASSETS


                                                                  March 31,
                                                                    2000
                                                                -------------
                                                                 (unaudited)
Current assets:

       Cash and cash equivalents                                $   6,888,526

       Inventory                                                       39,345

       Prepaid expenses and other current assets                       78,287
                                                                -------------

                  Total current assets                              7,006,158

Property and equipment                                                135,368

Other assets                                                           56,518

Deferred tax benefits                                                 544,958
                                                                -------------

                  Total assets                                  $   7,743,002
                                                                =============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

       Accounts payable and accrued liabilities                 $     212,771
                                                                -------------

                  Total liabilities                                   212,771
                                                                -------------

Commitments and contingencies

Stockholders' equity:

       Series A Convertible Preferred Stock, noncumulative, $.01 par value; authorized
       400,000 shares; issued and outstanding - none

       Preferred stock, $.01 par value;  authorized
       1,000,000 shares; issued and oustanding -
       (such preferences and rights to be designated by the Board of Directors)

       Common stock, $.01 par value; authorized
       40,000,000 shares; as of  March 31, 2000;
       issued and outstanding 10,557,497 shares                       105,575

       Additional paid in capital                                  24,323,301

       Deficit accumulated during the development stage           (16,898,645)
                                                                -------------

                  Total stockholders' equity                        7,530,231
                                                                -------------

                  Total liabilties and stockholders' equity     $   7,743,002
                                                                =============


      The accompanying notes are an integral part of these condensed financial statments

                            NUWAVE TECHNOLOGIES, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                                                Cumulative from
                                                                 July 17, 1995
                                     Three Months  Three Months   (inception)
                                        ended         ended           to
                                      March 31,     March 31,      March 31,
                                        1999          2000           2000
                                   -------------  ------------  ---------------
                                    (unaudited)   (unaudited)     (unaudited)



Net Sales                                         $     4,994    $     44,367
Cost of Sales                                          (1,544)        (12,864)
                                     -----------  -----------    ------------
                                                        3,450          31,503
                                     -----------  -----------    ------------

Operating expenses:

Research and development expenses    $  (253,271) $  (363,370)   $ (6,683,279)

General and administrative expenses     (589,951)    (697,286)    (10,409,738)
                                     -----------  -----------    ------------

                                        (843,222)  (1,060,656)    (17,093,017)
                                     -----------  -----------    ------------

        Loss from operations            (843,222)  (1,057,206)    (17,061,514)
                                     -----------  -----------    ------------

Other income (expense):

        Interest income                   55,002       36,760         778,825

        Interest expense                                             (337,251)

        Rave settlement costs                                        (338,895)
                                     -----------  -----------    ------------
                                          55,002       36,760         102,679
                                     -----------  -----------    ------------
Net loss before benefit for income
        taxes and extraordinary
        item                            (788,220)  (1,020,446)    (16,958,835)

        Benefit for income taxes                                      908,350
                                     -----------  -----------    ------------

Net loss before extraordinary item      (788,220)  (1,020,446)    (16,050,485)

        Extraordinary item                                           (848,160)
                                     -----------  -----------    ------------

        Net loss                     $  (788,220) $(1,020,446)   $(16,898,645)
                                     ===========  ===========    ============

Basic and diluted loss per share:

        Weighted average number
        of common shares outstanding   8,356,389    8,859,069
                                     ===========  ===========

        Basic and diluted loss
        per share                    $     (0.09) $     (0.12)
                                     ===========  ===========



      The accompanying notes are an integral part of these condensed financial statments

                           NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents


                                                                   Cumulative
                                                                      from
                                                                  July 17, 1995
                                       Three Months  Three Months  (inception)
                                           ended         ended          to
                                         March 31,     March 31,     March 31,
                                           1999          2000          2000
                                       -----------   -----------   -----------
                                       (unaudited)   (unaudited)   (unaudited)


Cash flows from operating activities:

    Net loss                            $(788,220)  $(1,020,446)  $(16,898,645)

    Adjustments to reconcile net loss
    to net cash used in operating
    activities:

    Extraordinary item                                                 848,160

    Depreciation expense                   11,691        14,881        181,666

    Amortization of unamortized debt
      discount                                                         168,778

    Amortization of deferred financing
      costs                                                             89,062

    (Increase) Decrease in
      inventory                                           1,544        (39,345)

    (Increase) Decrease in prepaid
      expenses and other current assets    14,836        18,698        (78,287)

    (Increase) Decrease in other
      assets                                1,364         7,613        (56,518)

    (Increase) Decrease in Deferred
      tax benefits                                      363,392       (544,958)

    Increase (decrease) in accounts
      payable and accrued liabilities      70,073       (61,784)       212,771

    Issuance of warrants in connection
      with consultant agreements           64,465        73,003        494,490

    Issuance of common stock in
      connection with an arbitration
      settlement                                                       146,200

    Issuance of options in connection
      with an arbitration settlement                                    17,695

    Issuance of common stock for services
     rendered                                                           20,600
                                        ---------     ---------   ------------
             Net cash used in
             operating activities        (625,791)     (603,099)   (15,438,331)
                                        ---------     ---------   ------------

Cash flows from investing activities:

    Purchase of property and
     equipment                            (15,348)      (49,583)      (317,034)
                                        ---------     ---------   ------------

             Net cash used in
             investing activities         (15,348)      (49,583)      (317,034)
                                        ---------     ---------   ------------

Cash flows from financing activities:

    Proceeds from sales of Series A
     Convertible Preferred Stock                                       900,000

    Proceeds from issuance of initial
     bridge units                                                      350,000

    Proceeds from issuance of bridge units,
     net of exchange of initial bridge notes                         1,650,000

    Proceeds from IPO                                               11,753,010




    The accompanying notes are an integral part of these financial statments

                                                                   Cumulative
                                                                      from
                                                                  July 17, 1995
                                       Three Months  Three Months  (inception)
                                           ended         ended          to
                                         March 31,     March 31,     March 31,
                                           1999          2000          2000
                                       -----------   -----------   -----------
                                       (unaudited)   (unaudited)   (unaudited)


    Proceeds from equity offering -
     February 6, 1998                                                1,000,000

    Proceeds from equity offering May 19
      to June 6, 1998                                                7,280,546

    Proceeds from equity offering -
     March 14, 2000                                   6,600,000      6,600,000

    Repayment of notes issued in connection
     with initial bridge notes                                      (2,000,000)

    Costs incurred for equity offerings
     and warrants                         (40,946)   (1,028,084)    (4,806,940)

    Issuance of common stock in connection
     with exercise of stock options                                    118,275

    Release of restricted cash             22,370             -              -

    Deferred financing costs                                          (201,000)
                                      -----------   -----------    -----------

    Net cash provided by (used in)
    financing activities                  (18,576)    5,571,916     22,643,891
                                      -----------   -----------    -----------

    Net increase (decrease) in
    cash and cash equivalents            (659,715)    4,919,234      6,888,526

Cash and cash equivalents at the
   beginning of the period              4,990,159     1,969,292              -
                                      -----------   -----------    -----------


    Cash and cash equivalents at
    the end of the period             $ 4,330,444   $ 6,888,526    $ 6,888,526
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
                                                                   ===========



  The accompanying notes are an integral part of these financial statments

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis of Interim Financial Statement Preparation
     ------------------------------------------------

               The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on March 30, 2000.


2.   Capital Transactions
     --------------------

               On February 14, 2000 the Company entered into a placement agency agreement with Janssen-Meyers Associates, L.P. ("JMA") to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the "Securities Act"), 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock Purchase Warrants ("Common Stock Purchase Warrants") on March 14, 2000 for an aggregate purchase price of $6,600,000. Each Common Stock Purchase Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.95, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time during the period commencing from March 14, 2000 and expiring on March 14, 2003. The Common Stock Purchase Warrants are subject to redemption by the Company at $.01 per Warrant 12 months after the effective date of a registration statement covering the Warrants on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Warrants for a period of thirty consecutive trading days ending within five days prior to the date on which the Company gives notice of redemption. The Common Stock Purchase Warrants will be exercisable until 5:00 P.M. on March 14, 2003 New York time.

                    Janssen-Meyers Associates for acting as placement agent received a commission of 10% ($660,000) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($198,000) and reimbursement of other costs, including legal expenses relating to the offering ($54,399). In addition, JMA received as part of its compensation, warrants exercisable until March 14, 2005 to purchase up to 522,152 shares of the Company's Common Stock at a price per share of $3.16 and warrants to purchase up to 261,076 Common Shares at $3.95 per share exercisable until March 14, 2005.

                    As a result of the above capital transactions and in accordance with the provisions of that certain Warrant Agreement dated as of July 3, 1996 (the "Public Warrant Agreement"), between the Company, Rickel & Associates, Inc. and American Stock Transfer & Trust Company, adjustments have been made to the exercise price (the "Public Warrant Price") for the warrants issued pursuant to such Warrant Agreement (the "Public Warrants") and to the number of shares of Common Stock issuable on exercise of the Public Warrants. The Public Warrant Price has been reduced from the previously diluted price of $4.15 (original issue price $5.50) to $3.99. In addition, for every share of Common Stock the Public Warrant holders were entitled to prior to the dilutive transactions (2,530,000 shares), the Public Warrant holders are now entitled to
1.378 shares of Common stock (3,486,340 shares). Also, pursuant to the Public Warrant Agreement, the Company can redeem the Public Warrants in the event that the average closing price of the Company's Common Stock is at least 150% of the then current Public Warrant Price for a period of 20 consecutive trading days: consequently, the average closing price now required is $5.985 versus the previously diluted price of $6.225 and the original price of $8.25.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



FORWARD LOOKING STATEMENTS

                  This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Marketing and Sales," "Research and Development," "Liquidity and Capital Resources," and
"Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital when required, and the risk factors detailed from time to time in the Company's annual report on Form 10-KSB and other materials filed with the SEC.

                  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


GENERAL

                  The Company is a development stage enterprise organized in July 1995. Our mission is to identify and commercialize high margin, proprietary technologies suited for high-volume, high-growth markets and, in turn achieve attractive long-term growth for the Company. The first technologies being commercialized are in the field of photo and video-enhancement. In this regard we have developed proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This is known as the NUWAVE Video Processor ("NVP") technology. We intend to license this technology and/or have it manufactured in the form of Application Specific Integrated Circuit ("ASICs") chips through third parties and to directly market these products to OEMs which would incorporate this enabling technology to improve picture quality in set-top boxes, televisions, VCR's, DVD's, camcorders and other video output devices. In addition to the NVP technology, we recently completed development of our proprietary digital photo and video software technology. The technology was introduced as PictureWizard in September 1999 and sold directly to consumers through our exclusive E-commerce Web site store at picturewizard.com. In April 2000 we launched the PicturePrepSuite2000 product line offering additional features, benefits and options. These products are the first downloadable software products with the ability to enhance both pictures and streaming video from virtually any PC program or while surfing the internet using a PC.

                  The Company has formed a strategic alliance with MemoryLink Corp. for the commercialization of certain of MemoryLink's propriety Wireless Digital Video Technology, which was recently introduced by NUWAVE and MemoryLink at the January 2000 International Consumer Electronics Show, where prototypes of the initial products using the technology were demonstrated to selected major OEM companies based in Asia, Europe and the U.S. The products using the Wireless Digital Video Technology are expected to be available within the next twelve to eighteen months.

                  On March 14, 2000, we completed a private placement with Janssen-Meyers whereby the Company issued 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock Purchase Warrants for an aggregate purchase price of $6,600,000.

                    As of March 31, 2000 we had an accumulated a deficit during the development stage of $16,898,645, which includes a net loss for the three months ended March 31, 2000 of $1,020,446. The loss for the three months ended March 31, 2000 included $697,286 in general and administrative expenses, representing an increase of $107,335 compared to the three-month period ended March 31, 1999. Such increase was primarily the result of sales and marketing efforts ($146,370) discussed more fully below combined with increased personnel and payroll costs ($67,809), investor relations ($60,422), travel ($9,290) and other ($13,649). These increases were partially offset by decreases in financial consulting $86,711, legal fees $70,616 and China office expenses $32,878.

                  Although the Company anticipates deriving some revenue from the sale of its proprietary software (Softsets) and the NVP products during 2000, no assurance can be given that these products will be successfully marketed during such period. See "Liquidity and Capital Resources."

MARKETING AND SALES

                  In September 1999, the Company completed the initial development of its first proprietary digital photo and video software technology. This technology was introduced as Picture Wizard for the primary purpose of limited test marketing, system and product evaluation in a live setting, and to garnish customer feedback on both the product and the Web site. Based on this initial test marketing, customer feedback and the results of an independent survey sponsored by the Company, in April we launched, the PicturePrepSuite2000 product line offering additional features, benefits and options. These products are the first downloadable software products with the ability enhance both pictures and streaming video from virtually any PC program or while surfing the Internet using a PC.

                  The PicturePrepSuite2000 product line is currently being sold directly to consumers through our exclusive Web site at pictureprep.com. In addition, on May 11, 2000 we announced our plan to officially open Shutterbugclub.com in July 2000. Shutterbugclub.com, digital portal will serve not only as NUWAVE's E-commerce hub to launch sales of the PicturePrepSuite2000 line of products but also to provide members with an unlimited gallery space to exhibit photos as well as an array of products including on-line print services and gifts such as pictures on T-shirts, mugs, mouse pads, etc. In addition to direct on-line consumer sales (B to C sales), in late April we began a campaign to market and advertise this technology directly to businesses (B to B) expanding our potential OEM customer base by either embedding or bundling our technology into products such as PC's, printers, scanners, camcorders and DVD's among other imaging devices and by providing our software products to retailers for sale in their camera, film and film processing departments. This digital technology not only complements our analog ASIC chip technology but can also work in conjunction to further improve the resulting image quality.

                  The Company has recently completed development of our first retail product for consumers who do not have NUWAVE enabled products for their TV's but want to improve the picture quality of their home viewing. We believe that the most effective way to introduce this product into the retail marketplace is to work through distributors who will manufacture and sell to retailers, including those with whom they are currently doing business. In this regard, the Company has entered into a five-year manufacturing and marketing agreement with Terk Technologies Corp. to manufacture and market under the Terk brand name, a line of set-top boxes incorporating NUWAVE's technology for existing televisions and video output products. Terk products are currently marketed to all major consumer electronics retailers in the U.S. At present, there are three hundred million non-enhanced televisions in the United States alone.

                  The Company continues to market our NVP technology to manufacturers of video products including TV's, VCR's, DVD's, set-top boxes, satellite distribution systems, digital cameras and camcorders. We have also introduced our technology to companies that manufacture component parts and semiconductors used in the manufacture of such video products. We believe that the inclusion of the NVP technology in such video products will allow them to produce significantly better images and allow for product differentiation, and the low cost to the user will make it an attractive product. The Company's goal is to position itself to take advantage of the converging television, telecommunication and computer markets by developing multiple products from its unique video enhancement technology.

                  In March 2000 we received the OEM version of our NVP ASIC chip from the semiconductor-manufacturing foundry. In-house testing of this ASIC chip was completed in April and test fixtures have been built which will allow NUWAVE, for the first time, to use an actual ASIC chip for sales demonstration and customer evaluation purposes. We expect to be ready for full scale production by September, 2000. Prior to the availability of the NVP ASIC chip, we had been conducting sales presentations of the NVP technology in printed circuit board ("PCB") layout format to prospective OEM customers world wide (i.e., manufacturers of set-top boxes, televisions, VCR's, DVD's and other video output devices). Our sales program is aimed at obtaining orders initially from those customers who had previously evaluated the Company's technology in PCB format and now wish to test the ASIC chips in their products. We have marketing and sales organizations in place in the U.S., Japan and China, to implement this program, Although we are unable to predict whether our marketing efforts will be successful, we believe that our products have been well received.

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

                  We intend to support the above sales efforts through comprehensive sales and marketing program and activities including trade advertising which began in April 2000, attendance at industry trade shows, attendance at participating dealer shows, attendance at end-user events, literature mailers and co-op dealer advertising. During the last quarter of 1999, we contracted with a professional marketing communications firms to assist us in the development and implementation of a program to develop market awareness and commercialization of its products. This program included development of Company and product brochures and press kits, product specification sheets, attendance at key trade shows, mailers, the production of corporate CD-ROMs for use at sales and media presentations, development of and placement of advertisements in key industry journals and consumer magazines, etc.

                  The developmental costs relating to these programs are and will be substantially incurred during 2000. As a result, such expenditures for the first quarter of 2000 were increased by approximately $146,370 compared to the first quarter of 1999. During the three-month period ended March 31, 2000 such costs included $32,024 for professional sales and marketing consultants compared to $19,000 for the three-month period ended March 31, 1999; $110,665 for advertising and public relations compared to $4,845 for the three months ended March 31, 2000; $7,245 for trade shows compared to $0 for the three months ended March 31, 1999; and $23,629 for professional printing services compared to $3,348 for the three months ended March 31, 1999. The Company is continually reviewing its needs with a view to maximizing efficiency while conserving its resources.

RESEARCH AND DEVELOPMENT

                  NUWAVE's research and development activity is conducted by our "Advanced Engineering Group". As of March 31, 2000, the Advanced Engineering

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

                  To date the Advanced Engineering Group has been responsible for the development of the NVP technology, our digital software development and the design of the Company's exclusive Web sites. Our current development efforts are geared towards completion of the PicturePrepSuite2000 line of Products, final development of Shutterbugclub.com and our product line of NVP ASIC chips.

                  From July 17, 1995 to March 31, 2000, the Company incurred expenses of $6,683,279 on research and development, of which approximately 52% was paid to Rave Engineering Corp. pursuant to a License and Development Agreement which was terminated in October, 1998 and subject of an arbitration settlement reached in May, 1999. During the first quarter of 2000 and 1999, $363,370 and $253,271, respectively, was spent on research and development activities. The increase in 2000 was solely due to development costs pertaining to the digital software products and the Web site development costs, as they did not exist in the first quarter of 1999. During the next 12 months, we estimate that the Company will spend approximately $800,000 on research and development costs in support of the commercialization of its products. In the event the Company is able to generate sufficient revenues from sales of its NVP and digital software products during such 12-month period, we anticipates that an increase in estimated expenditures on research and development and the identification of new sources of technology.


LIQUIDITY AND CAPITAL RESOURCES


                  From its inception until the IPO, the Company relied for all of its funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of its debt and equity securities ("Private Financings"). In July 1996, the Company completed its IPO and received net proceeds of $9,538,428. The Company used $2,073,652 of the net proceeds of the IPO to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings. On February 6, 1998, 253,485 shares of the Company's Common Stock were issued for an aggregate purchase price of $1,000,000 to a Private Limited Partnership. On May 11, 1998, the Company entered into a placement agency agreement with Janssen-Meyers to act as the Company's placement agent in a private equity placement whereby the Company issued 2,742,904 shares of the Company's Common Stock and 2,057,207

Class A Redeemable Warrants between May 19, 1998 and June 9, 1998 for an aggregate purchase price of $7,280,546.

                  On March 14, 2000, the Company completed a private placement of 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock Purchase Warrants for an aggregate purchase price of $6,600,000.

                  On March 31, 2000 the Company had cash and cash equivalents of approximately $6,800,000 and no long-term liabilities. We anticipate that the Company's available cash will be sufficient to satisfy its contemplated cash requirements for at least through the next twelve months.


PLAN OF OPERATION

                  The Company's plan of operation over the next 12 months focuses primarily on transitioning from a development stage organization to an operating Company. This transition includes the final phase of the development of our ASIC line of chips and continued development of our digital software technology and Internet presence and the marketing and sales of these two lines of analog and digital picture and video enhancement products to the OEM, professional video and retail markets and the sustained effort necessary to support the sales and marketing of these products. In addition, the Company through its strategic alliance with Memory Link Corp., plans to market wireless video technology, as the products become available, to the same OEM customer base that it is currently marketing its analog and digital technology. Also, we plan, through our Advanced Engineering Group and agreement with third parties, to continue to conduct investigation and research and development activities with respect to other new technologies/products to address the digital, PC and Internet markets. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs.

                  The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the estimated cash requirements of the Company for at least the next 12 months. In the event of unanticipated expenses, delays or other problems beyond this period, the Company might be required to seek additional funding. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of its NVP products, it may require resources greater than its available cash or than are otherwise available to the Company. In such event, the Company may be required to raise additional capital. There can be no assurance that such additional capital will be available to the Company if needed, on commercially reasonable terms or at all.

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

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities
         ---------------------

         Pursuant to a placement agency agreement with Janssen-Meyers Associates, L.P. ("JMA") to act as the Company's placement agent in a private equity placement, the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the "Securities Act"), 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock Purchase Warrants ("Common Stock Purchase Warrants") for an aggregate purchase price of $6,600,000. Each
Common Stock Purchase Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.95, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time during the period commencing from March 14, 2000 and expiring on March 14, 2003. The Common Stock Purchase Warrants are subject to redemption by the Company at $.01 per Warrant 12 months after the effective date of a registration statement covering the Warrants on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Warrants for a period of thirty consecutive trading days ending within five days prior to the date on which the Company gives notice of redemption. The Common Stock Purchase Warrants will be exercisable until 5:00 P.M. on March 14, 2003 New York time.

         Janssen-Meyers Associates received as part of its compensation for acting as placement agent, warrants exercisable until March 14, 2005 to purchase up to 522,152 shares of the Company's Common Stock at a price per share of $3.16 and warrants to purchase up to 261,076 Common Shares at $3.95 per share exercisable until March 14, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On February 9, 2000 the Company held a Special Meeting of Stockholders to (i) approve the issuance of shares of the Company's common stock and related warrants aggregating a minimum of $3,000,000 and a maximum of $6,000,000 in a private offering, to fulfill Nasdaq Stock Market Rule 4310 (C) (25) (H) and
(ii) approve a proposed amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock by 20,000,000 shares to 40,000,000 shares. Both matters were approved by a majority of the stockholders.

         The following tables set forth information regarding the number of votes cast for, against, abstentions and unvoted with respect to each matter presented at the meeting.

     (i) To approve the issuance of shares of the Company's common stock and related warrants aggregating a minimum of $3,000,000 and a maximum of $6,000,000 in a private offering, to fulfill Nasdaq Stock Market Rule 4310(C)(25)(H)

                              AGAINST OR
             FOR               WITHHELD           ABSTENTIONS         UNVOTED


          4,557,717            136,005              30,938             62,000

     (ii) To approve a proposed amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock by 20,000,000 shares to 40,000,000 shares

                              AGAINST OR
             FOR               WITHHELD           ABSTENTIONS         UNVOTED

          4,508,492            259,580              18,588                  0


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

          27.     Financial Data Schedule.

        (b)       Reports on Form 8-K

                  During the quarter ended March 31, 2000, the Company filed the following reports on Form 8-K:

                  (i) On January 3, 2000, reported the Company's termination of the Profutures Special Equities Fund, L.P. financing agreement and to announce the proposed financing arrangement with Janssen-Meyers Associates, L.P. in Item 5 therein.

                  (ii) On February 22, 2000, reported the results of the February 9, 2000 Special Meeting of Stockholders as described in Items 5 and 7 therein.

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on May 15, 2000.

                                            NUWAVE TECHNOLOGIES, INC.
                                            -------------------------
                                                   (Registrant)

DATE:  May 15, 2000                         By:    /s/ Gerald Zarin
                                                   ----------------
                                                  Gerald Zarin
                                                  Chief Executive Officer and
                                                  Chairman of the Board


DATE:  May 15, 2000                         By:    /s/ Jeremiah F. O'Brien
                                                   -----------------------
                                                  Jeremiah F. O'Brien
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX


          Exhibit           Description
          -------           -----------

            27              Financial Data Schedule