Form 10-Q
period 2000-06-30
NUWAVE TECHNOLOGIES INC
filed 2000-08-11
CIK 1009802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    ---------

                         Commission file number 0-28606

                            NUWAVE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                               22-3387630
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

  ONE PASSAIC AVENUE, FAIRFIELD, NEW JERSEY                07004
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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000: 10,557,729
                                      --------------

          Transitional Small Business Disclosure Format:    Yes [ ] No [X]


================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

  ITEM 1.  CONDENSED FINANCIAL STATEMENTS

          Balance Sheet - June 30, 2000 (unaudited)                        P. 3

          Statements of Operations - For the three and six month periods ended June 30, 1999 (unaudited) and June 30, 2000
               (unaudited) and for the period July 17, 1995 (inception)
               to June 30, 2000 (unaudited)                                P. 4

          Statements of Cash Flows - For the three and six month periods ended June 30, 1999 (unaudited) and June 30, 2000
               (unaudited) and for the period from July 17, 1995
               (inception) to June 30, 2000 (unaudited)                    P. 5

          Notes to Condensed Financial Statements                          P. 7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       P. 9

PART II - OTHER INFORMATION

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             P. 16

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                P. 16


SIGNATURES                                                                 P. 17

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                                 BALANCE SHEET

                                     ASSETS

                                                                     June 30,
                                                                       2000
                                                                   -------------
                                                                    (unaudited)
Current assets:

     Cash and cash equivalents                                     $  5,578,439

     Inventory                                                           43,058

     Prepaid expenses and other current assets                           94,454
                                                                   -------------
               Total current assets                                   5,715,951

Property and equipment                                                  131,064

Other assets                                                             48,906

Deferred tax benefits                                                   544,958
                                                                   -------------
               Total assets                                        $  6,440,879
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                      $    335,374
                                                                   -------------
               Total liabilities                                        335,374
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

     Common stock, $.01 par value; authorized 40,000,000 shares;
     as of June 30, 2000: issued and outstanding 10,557,729 shares.     105,577

     Additional paid in capital                                      24,406,374

     Deficit accumulated during the development stage               (18,406,446)
                                                                   -------------
               Total stockholders' equity                             6,105,505
                                                                   -------------
               Total liabilties and stockholders' equity           $  6,440,879
                                                                   =============


         The accompanying notes are an integral part of these condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                                Cumulative from
                                                                                                 July 17, 1995
                                         Three Months  Three Months  Six Months    Six Months     (inception)
                                            ended         ended         ended         ended           to
                                           June 30,      June 30,      June 30,      June 30,      June 30,
                                             1999          2000          1999          2000          2000
                                         ------------  ------------  ------------  ------------  --------------
                                         (unaudited)   (unaudited)   (unaudited)   (unaudited)    (unaudited)
Net Sales                                              $     6,527                 $    11,521   $      50,894
Cost of Sales                                               (1,755)                     (3,299)        (14,619)
                                                       ------------                ------------  --------------
                                                             4,772                       8,222          36,275
                                                       ------------                ------------  --------------
Operating expenses:

Research and development expenses        $  (250,565)  $  (486,170)  $  (503,836)  $  (849,540)  $  (7,169,449)

General and administrative expenses         (627,152)   (1,119,665)   (1,217,103)   (1,816,951)    (11,529,403)
                                         ------------  ------------  ------------  ------------  --------------
                                            (877,717)   (1,605,835)   (1,720,939)   (2,666,491)    (18,698,852)
                                         ------------  ------------  ------------  ------------  --------------
          Loss from operations              (877,717)   (1,601,063)   (1,720,939)   (2,658,269)    (18,662,577)
                                         ------------  ------------  ------------  ------------  --------------

Other income (expense):

          Interest income                     45,395        93,262       100,397       130,022         872,087

          Interest expense                                                                            (337,251)

          Rave settlement costs             (338,895)                   (338,895)                    (338,895)
                                         ------------  ------------  ------------  ------------  --------------
                                            (293,500)       93,262      (238,498)      130,022         195,941
                                         ------------  ------------  ------------  ------------  --------------
Net loss before benefit for imcome taxes
          and extraordinary item          (1,171,217)   (1,507,801)   (1,959,437)   (2,528,247)    (18,466,636)

          Benefit  for income taxes                                                                    908,350
                                         ------------  ------------  ------------  ------------  --------------
Net loss before extraordinary item        (1,171,217)   (1,507,801)   (1,959,437)   (2,528,247)    (17,558,286)

          Extraordinary item                                                                          (848,160)
                                         ------------  ------------  ------------  ------------  --------------
          Net loss                       $(1,171,217)  $(1,507,801)  $(1,959,437)  $(2,528,247)  $ (18,406,446)
                                         ============  ============  ============  ============  ==============
Basic and diluted loss per share:

          Weighted average number of
          common shares outstanding        8,392,653    10,557,571     8,374,621    9,708,320
                                         ============  ============  ============  ============  ==============
          Basic and diluted loss
          per share                      $     (0.14)  $     (0.14)  $     (0.23)  $     (0.26)
                                         ============  ============  ============  ============  ==============


         The accompanying notes are an integral part of these condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                               Cumulative
                                                                                                                  from
                                                                                                              July 17, 1995
                                              Three Months    Three Months     Six Months      Six Months      (inception)
                                                 ended            ended          ended           ended             to
                                                June 30,         June 30,       June 30,        June 30,        June 30,
                                                  1999             2000           1999            2000            2000
                                              --------------  --------------  --------------  --------------  --------------
                                               (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
Cash flows from operating activities:

     Net loss                                 $  (1,171,217)  $  (1,507,801)  $  (1,959,437)  $  (2,528,247)  $ (18,406,446)

     Adjustments to reconcile net loss to net cash used in operating activities:

     Extraordinary item                                                                                             848,160

     Depreciation expense                            11,624          17,526          23,313          32,407         199,192

     Amortization of unamortized debt discount                                                                      168,778

     Amortization of deferred financing costs                                                                        89,062

     (Increase) Decrease in inventory                                (3,713)                         (2,169)        (43,058)

     (Increase) Decrease in prepaid expenses
     and other current assets                        43,708         (16,167)         58,544           2,531         (94,454)

     (Increase) Decrease in other assets            (13,637)          7,612         (12,273)         15,225         (48,906)

     (Increase) Decrease in Deferred tax benefits                                                   363,392        (544,958)

     Increase (decrease) in accounts payable
     and accrued liabilities                         63,537         122,603         133,610          60,819         335,374

     Issuance of warrants in connection with
     consultant agreements                           64,467          73,003         128,934         146,006         567,493

     Extension of Stock Options Expiration
     date at less than Current Market Price                          45,134                          45,134          45,134

     Issuance of common stock in connection
     with an arbitration settlement                 146,200                         146,200                         146,200

     Issuance of options in connection with
     an arbitration settlement                       17,695                          17,695                          17,695

     Issuance of common stock for services rendered                                                                  20,600
                                              --------------  --------------  --------------  --------------  --------------
         Net cash used in operating activities     (837,623)     (1,261,803)     (1,463,414)     (1,864,902)    (16,700,134)
                                              --------------  --------------  --------------  --------------  --------------
Cash flows from investing activities:

     Purchase of property and equipment              (3,016)        (13,222)        (18,364)        (62,805)       (330,256)
                                              --------------  --------------  --------------  --------------  --------------
         Net cash used in investing activities       (3,016)        (13,222)        (18,364)        (62,805)       (330,256)
                                              --------------  --------------  --------------  --------------  --------------


         The accompanying notes are an integral part of these condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                               Cumulative
                                                                                                                  from
                                                                                                              July 17, 1995
                                              Three Months    Three Months     Six Months      Six Months      (inception)
                                                 ended            ended          ended           ended             to
                                                June 30,         June 30,       June 30,        June 30,        June 30,
                                                  1999             2000           1999            2000            2000
                                              --------------  --------------  --------------  --------------  --------------
                                               (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
Cash flows from financing activities:

    Proceeds from sales of Series A Convertible
    Preferred Stock                                                                                                 900,000

    Proceeds from issuance of initial bridge units                                                                  350,000

    Proceeds from issuance of bridge units,
    net of exchange of initial bridge notes                                                                       1,650,000

    Proceeds from IPO                                                                                            11,753,010

    Proceeds from equity offering - February 6, 1998                                                              1,000,000

    Proceeds from equity offering May 19 to
    June 6, 1998                                                                                                  7,280,546

    Proceeds from equity offering - March 14, 2000                                                6,600,000       6,600,000

    Repayment of notes issued in connection
    with initial bridge notes                                                                                    (2,000,000)

    Costs incurred for equity offerings
    and warrants                                     (3,692)        (35,936)        (44,638)     (1,064,020)     (4,842,876)

    Issuance of common stock in connection with
    exercise of stock options and/or warrants                           874                             874         119,149

    Release of restricted cash                       44,738                          67,108

    Deferred financing costs                                                                                       (201,000)
                                              --------------  --------------  --------------  --------------  --------------
    Net cash provided by (used in) financing
    activities                                       41,046         (35,062)         22,470       5,536,854      22,608,829
                                              --------------  --------------  --------------  --------------  --------------
    Net increase (decrease) in cash and cash
    equivalents                                    (799,593)     (1,310,087)     (1,459,308)      3,609,147       5,578,439

Cash and cash equivalents at the beginning of
the period                                        4,330,444       6,888,526       4,990,159       1,969,292            -
                                              --------------  --------------  --------------  --------------  --------------
    Cash and cash equivalents at the end of
    the period                                $   3,530,851   $   5,578,439   $   3,530,851   $   5,578,439   $   5,578,439
                                              ==============  ==============  ==============  ==============  =============
Supplemental disclosure of cash flow information:

    Interest paid during the period                                                                           $      79,411
                                                                                                              =============
Supplemental disclosure of non cash investing
    and financing activities:

Deferred financing costs incurred in connection
    with the exchange of the initial bridge
    notes for 14 bridge units                                                                                 $     140,000
                                                                                                              =============
Deferred equity costs charged to additional
    paid in capital in connection with the PPO                                                                $      13,400
                                                                                                              =============
Deferred financing costs charged to additional
    paid-in capital in connection with the IPO                                                                $      25,000
                                                                                                              =============
600,000 Series A Convertible Preferred Stock
    converted into Common Stock                                                                               $       6,000
                                                                                                              =============


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

          Janssen-Meyers Associates, for acting as placement agent, received a commission of 10% ($660,000) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($198,000) and reimbursement of other costs, including legal expenses relating to the offering ($54,399). In addition, JMA received, as part of its compensation, warrants exercisable until

March 14, 2005 to purchase up to 522,159 shares of the Company's Common Stock at a price per share of $3.16 and warrants to purchase up to 261,080 Common Shares at $3.95 per share exercisable until March 14, 2005.

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

          During the Quarter ended June 30, 2000 the Company issued 232 shares of Common stock pursuant to the exercise of its publicly traded warrants.

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

GENERAL

          NUWAVE Technologies, Inc. (the Company) is a development stage enterprise organized in July 1995. Our mission is to identify and commercialize high margin, proprietary technologies suited for high-volume, high-growth markets and, in turn achieve attractive long-term growth for the Company. The first technologies being commercialized are in the field of photo and video-enhancement. In this regard we have developed proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This is known as the NUWAVE Video Processor ("NVP") hardware technology. We intend to license this technology and/or have it manufactured in the form of Application Specific Integrated Circuit ("ASICs") chips through third parties and to directly market these products to OEMs which would incorporate this enabling technology to improve picture quality in set-top boxes, televisions, VCR's, DVD's, camcorders and other video output devices. In addition to the NVP hardware technology, we recently completed development of our proprietary digital photo and video software technology. The technology was introduced as PictureWizard in September 1999 and sold directly to consumers through our exclusive E-commerce Web site store at picturewizard.com. In April 2000, we replaced PictureWizard and PictureWizard.com by launching the PicturePrepSuite2000 product line offering additional features, benefits and options. These products are the first downloadable software products with the ability to enhance both pictures and streaming video from virtually any PC program or while surfing the internet using a PC. In May 2000, we entered the retail marketplace with a boxed CD version of the PicturePrepSuite2000 software and in June 2000, we introduced PicturePrepClub.com.

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

          As of June 30, 2000 we had accumulated a deficit during the development stage of $18,406,446, which includes a net loss for the six months ended June 30, 2000 of $2,528,247. The loss for the six months ended June 30, 2000 included $1,816,951 in general and administrative expenses, representing an increase of $599,848 compared to the six-month period ended June 30, 1999. Such increase was primarily the result of sales and marketing efforts ($514,052), discussed more fully below, combined with increased personnel and payroll costs ($223,778), investor relations ($100,329), travel ($9,904), insurance ($15,350)
and other ($89,126). These increases were partially offset by decreases in financial consulting $184,753, legal fees $101,002 and China office expenses $66,936.

          Although the Company anticipates deriving some revenue from the sale of its proprietary software (Softsets) and the NVP hardware products during 2000, no assurance can be given that these products will be successfully marketed during such period. See "Liquidity and Capital Resources."

MARKETING AND SALES

          In September 1999, the Company completed the initial development of its first proprietary digital photo and video software technology. This technology was introduced as Picture Wizard for the primary purpose of limited test marketing, system and product evaluation in a live setting, and to garnish customer feedback on both the product and the web site. Based on this initial test marketing, customer feedback and the results of an independent survey sponsored by the Company, in April we launched the PicturePrepSuite2000 product line offering additional features, benefits and options. These products are the first downloadable software products with the ability enhance both pictures and streaming video from virtually any PC program or while surfing the Internet using a PC.

          The PicturePrepSuite2000 product line is currently being sold directly to consumers through our exclusive Web site at pictureprep.com. In May 2000, we entered the retail marketplace with a boxed CD version of the PicturePrepSuite2000 software. On June 27, 2000, the Company launched PicturePrepClub.com, a digital portal that will serve not only as NUWAVE's E-commerce hub to launch sales of the PicturePrepSuite2000 line of products but also to provide members with an unlimited gallery space to exhibit photos as well as an array of products including on-line print services and gifts such as pictures on T-shirts, mugs, mouse pads, etc. PicturePrepClub.com revenue sources are expected to include membership sales, product sales, on-line print services and advertising. In connection with the PicturePrepClub.com web site the Company has entered into an agreement with the Eastman Kodak Company whereby Print@KODAK
                                                                     -----------
will be its exclusive online fulfillment service to deliver prints and photo products directly to consumers' homes. We expect this service to be available to PicturePrepClub members beginning in August 2000.

          In addition to direct on-line consumer sales (B to C sales), we have begun marketing and advertising this technology directly to businesses (B to B), expanding our potential OEM customer base to include embedding or bundling our technology into products such as PC's, printers, scanners, camcorders and DVD's, digital cameras, among other imaging devices, and also by providing our software products to retailers for sale in their camera, film and film processing departments. This digital technology can work independently or can complement our analog ASIC chip technology by working in conjunction with it to further improve the resulting image quality.

          The Company has completed development of its first retail product for consumers who do not have NUWAVE enabled products for their TV's but want to improve the picture quality of their home viewing. We believe that the most effective way to introduce this product into the retail marketplace is to work through distributors who will manufacture and sell to retailers, including those with whom they are currently doing business. In this regard, the Company has entered into a five-year manufacturing and marketing agreement with Terk Technologies Corp. to manufacture and market, under the Terk brand name, a line of set-top boxes incorporating NUWAVE's technology for existing televisions and video output products. The Terk Agreement provides, among other things, that the exclusive territory is limited to the United States and Canada and if Terk does not purchase certain quantities by October 31, 2000, it may lose its exclusivity. We are exploring manufacturing and distribution channels for South America and the European markets and will also consider additional channels for the United States and Canada in the event Terk does not meet its minimum purchase requirements.

          The Company continues to market its NVP chip technology to manufacturers of video products including TV's, VCR's, DVD's, set-top boxes, satellite distribution systems, digital cameras and camcorders. We have also introduced our technology to companies that manufacture component parts and semiconductors used in the manufacture of such video products. We believe that the inclusion of our low cost NVP hardware technology in such video products will allow them to produce significantly better images and allow for product differentiation, and the low cost to the user will make it an attractive product. The Company's goal is to position itself to take advantage of the converging television, telecommunication and computer markets by developing multiple products from its unique video enhancement technology.

          In March 2000, we received the OEM version of our NVP ASIC chip from the semiconductor-manufacturing foundry. In-house testing of this ASIC chip is completed and test fixtures have been built which now allow NUWAVE, for the first time, to use an actual ASIC chip for sales demonstration and customer evaluation purposes. We expect to be ready for full production by September 2000. Prior to the availability of the NVP ASIC chip, we had been conducting sales presentations of the NVP hardware technology in printed circuit board ("PCB") layout format to prospective OEM customers world wide (i.e., manufacturers of set-top boxes, televisions, VCR's, DVD's and other video output devices). Our sales program is aimed at obtaining orders initially from those customers who had previously evaluated the Company's technology in PCB format and now wish to test the ASIC chips in their products. We have marketing and sales organizations in place in the U.S., Japan and China, to implement this program. Although we are unable to predict whether our marketing efforts will be successful, we believe that our products have been well received.

          We intend to support our sales efforts through comprehensive sales and marketing program and activities including trade advertising which began in April 2000, attendance at industry trade shows, attendance at participating dealer shows, attendance at end-user events, literature mailers and co-op dealer advertising. During the last quarter of 1999, we contracted with a professional marketing communications firm to assist us in the development and implementation of a program to develop market awareness and commercialization of our products. This program included development of Company and product brochures and press kits, product specification sheets, attendance at key trade shows, mailers, the production of corporate CD-ROMs for use at sales and media presentations, development of and placement of advertisements in key industry journals and consumer magazines, etc.

          The creative and development costs relating to these marketing programs are and will be substantially incurred during 2000. As a result, such expenditures for the first six-month period of 2000 were increased by approximately $514,052 compared to the first six-month period of 1999. During the six-month period ended June 30, 2000 such costs included $87,735 for professional sales and marketing consultants compared to $37,384 for the six-month period ended June 30, 1999; $452,939 for advertising and public relations compared to $9,860 for the six months ended June 30, 2000; $15,245 for trade shows compared to $0 for the six months ended June 30, 1999; and $27,420 for professional printing services compared to $22,043 for the six months ended June 30, 1999. The Company is continually reviewing its operating needs with a view to maximizing efficiency while conserving its resources.

RESEARCH AND DEVELOPMENT

          NUWAVE's research and development activity is conducted by our "Advanced Engineering Group". As of June 30, 2000, the Advanced Engineering Group consisted of six Company employees as well as outside consultant organizations who have on their respective staffs experienced engineers, technicians and support personnel (totaling more than 30 personnel) who devote time to the Company on an as-needed project-by-project basis. The Company anticipates that the make-up of its Advanced Engineering Group will change from time to time depending on its current and anticipated development and commercialization plans. The Company's strategy with respect to new products and technologies is to continue to utilize the Advanced Engineering Group as well as other independent third party sources and to increase its internal technical and engineering staff as appropriate.

          To date the Advanced Engineering Group has been responsible for the development of the NVP hardware technology, our digital software development and the design of the Company's exclusive web sites. Our current development efforts are geared towards completion of the PicturePrepSuite2000 line of products, final development of PicturePrepClub.com and our product line of NVP ASIC chips.

          From July 17, 1995 to June 30, 2000, the Company incurred expenses of $7,169,449 on research and development, of which approximately 48% was paid to Rave Engineering Corp. pursuant to a License and Development Agreement which was terminated in October 1998 and subject of an arbitration settlement reached in May 1999. During the first six-month periods of 2000 and 1999, $849,540 and $503,836, respectively, was spent on research and development activities. The increase in 2000 was solely due to development costs pertaining to the digital software products and the web site development costs, as they did not exist in the first quarter of 1999. During the next 12 months, we estimate that the Company will spend approximately $800,000 on research and development costs in support of the commercialization of its products. In the event the Company is able to generate sufficient revenues from sales of its NVP hardware and digital software products during such 12-month period, it anticipates an increase in its currently estimated expenditures on research and development and the identification of new sources of technology.

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

          On June 30, 2000 the Company had cash and cash equivalents of approximately $5,600,000 and no long-term liabilities. We anticipate that the Company's available cash will be sufficient to satisfy its contemplated cash requirements for at least through the next twelve months.

PLAN OF OPERATION

          The Company's plan of operation over the next 12 months focuses primarily on transitioning from a development stage organization to an operating Company. This transition includes the final phase of the development of our NVP ASIC line of chips, continued development of our digital software technology, growing our Internet presence (including the PicturePrepClub.com model and the Print@Kodak model), the marketing and sales of our hardware and software picture and video enhancement products to the OEM, professional video and retail markets and the sustained effort necessary to support the sales and marketing of these products. In addition, the Company, through its strategic alliance with MemoryLink Corp., plans to market wireless video technology, as the products become available, to the same OEM customer base that it is currently marketing its analog and digital technology. Also, we plan, through our Advanced Engineering Group and agreement with third parties, to continue to conduct investigation and research and development activities with respect to other new technologies/products to address the digital, PC and Internet markets. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs.

          The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy the estimated cash requirements of the Company for at least the next 12 months. In the event of unanticipated expenses, delays or other problems beyond this period, the Company might be required to seek additional funding. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders upon introduction of its NVP hardware products, it may require resources greater than its available cash or than are otherwise available to the Company. In such event, the Company may be required to raise additional capital. There can be no assurance that such additional capital will be available to the Company if needed, on commercially reasonable terms or at all.

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

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On May 11, 2000 the Company held its annual meeting of stockholders to elect five directors.

          The following table sets forth information regarding the number of votes cast for and against, with respect to the matter presented at the meeting.

               Election of Directors
                                                     Against or
               Nominee                     For        Withheld

               Gerald Zarin             6,969,859      28,504
               Edward Bohn              6,969,859      28,504
               Richard E. Ekstract      6,969,859      28,504
               Lyle Gramley             6,969,859      28,504
               Joseph Sarubbi           6,969,859      28,504

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

          27.  Financial data schedule

          (b)  Reports on Form 8-K

          None

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on August 11, 2000.

                                        NUWAVE TECHNOLOGIES, INC.
                                        -------------------------
                                             (Registrant)

DATE:  August 11, 2000                  By:  /s/ Gerald Zarin
                                           ------------------------------------
                                             Gerald Zarin
                                             Chief Executive Officer and
                                             Chairman of the Board

DATE:  August 11, 2000                  By:  /s/ Jeremiah F. O'Brien
                                           ------------------------------------
                                             Jeremiah F. O'Brien
                                             Chief Financial Officer
                                             (Principal Financial Officer)