Form 10QSB
period 2000-09-30
NUWAVE TECHNOLOGIES INC
filed 2000-11-14
CIK 1009802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of September 30, 2000:     10,557,729
                                        ------------------

     Transitional Small Business Disclosure Format:    Yes [ ] No [X]


================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1.   CONDENSED FINANCIAL STATEMENTS

               Balance Sheet - September 30, 2000 (unaudited)              P. 3

               Statements of Operations - For the three and nine month
                    periods ended September 30, 1999 (unaudited) and
                    September 30, 2000 (unaudited) and for the period
                    July 17, 1995 (inception) to September 30, 2000
                    (unaudited)                                            P. 4

               Statements of Cash Flows - For the three and nine month
                    periods ended September 30, 1999 (unaudited) and
                    September 30, 2000 (unaudited) and for the period
                    from July 17, 1995 (inception) to September 30, 2000
                    (unaudited)                                            P. 5

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

PART II - OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            P. 16

SIGNATURES                                                                 P. 17

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

               ASSETS
                                                                      Sept 30,
                                                                        2000
                                                                    -----------
                                                                    (unaudited)
Current assets:

     Cash and cash equivalents                                      $ 4,464,989

     Inventory                                                           43,930

     Prepaid expenses and other current assets                          111,096
                                                                    -----------
               Total current assets                                   4,620,015

Property and equipment                                                  115,448

Other assets                                                             66,293

Deferred tax benefits                                                   544,958
                                                                    -----------
               Total assets                                         $ 5,346,714
                                                                    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                       $   189,871
                                                                    -----------
               Total liabilities                                        189,871
                                                                    -----------
Commitments and contingencies

Stockholders' equity:

     Series A Convertible Preferred Stock, noncumulative,
     $.01 par value; authorized 400,000 shares; issued and outstanding - none

     Preferred stock, $.01 par value; authorized 1,000,000 shares; issued and oustanding - (such preferences and rights to be designated by the Board of Directors)

     Common stock, $.01 par value; authorized 40,000,000 shares;
     as of September 30, 2000: issued and outstanding 10,557,729
     shares                                                             105,577

     Additional paid in capital                                      24,413,135

     Deficit accumulated during the development stage               (19,361,869)
                                                                    -----------

               Total stockholders' equity                             5,156,843
                                                                    -----------

               Total liabilties and stockholders' equity            $ 5,346,714
                                                                    ===========


         The accompanying notes are an integral part of these condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                              Cumulative from
                                                                                               July 17, 1995
                                        Three months  Three months  Nine months   Nine months   (inception)
                                           ended         ended         ended         ended          to
                                        September 30, September 30, September 30, September 30, September 30,
                                            1999          2000          1999          2000          2000
                                        ------------  ------------  ------------  ------------  ------------
                                        (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)
Net Sales                                             $      1,440                $     12,961  $    152,334
Cost of Sales                                                 (829)                     (4,128)      (15,448)
                                        ------------  ------------  ------------  ------------  ------------
                                                               611                       8,833        36,886
                                        ------------  ------------  ------------  ------------  ------------
Operating expenses:

Research and development expense        $   (187,425) $   (338,835) $   (691,261) $ (1,188,375) $ (7,508,284)

General and administrative expense          (510,716)     (696,430)   (1,727,819)   (2,513,381)  (12,225,833)
                                        ------------  ------------  ------------  ------------  ------------
                                            (698,141)   (1,035,265)   (2,419,080)   (3,701,756)  (19,734,117)
                                        ------------  ------------  ------------  ------------  ------------
          Loss from operations              (698,141)   (1,034,654)   (2,419,080)   (3,692,923)  (19,697,231)
                                        ------------  ------------  ------------  ------------  ------------
Other income (expense):

          Interest income                     40,380        79,231       140,777       209,253       951,318

          Interest expense                                                                          (337,251)

          Rave settlement costs                                         (338,895)                   (338,895)
                                        ------------  ------------  ------------  ------------  ------------
                                              40,380        79,231      (198,118)      209,253       275,172
                                        ------------  ------------  ------------  ------------  ------------
Net loss before benefit for income taxes
          and extraordinary item            (657,761)     (955,423)   (2,617,198)   (3,483,670)  (19,422,059)

          Benefit for income taxes                                                                   908,350
                                        ------------  ------------  ------------  ------------  ------------
Net loss before extraordinary item          (657,761)     (955,423)   (2,617,198)   (3,483,670)  (18,513,709)

          Extraordinary item                                                                        (848,160)
                                        ------------  ------------  ------------  ------------  ------------
          Net loss                      $   (657,761) $   (955,423) $ (2,617,198) $ (3,483,670) $(19,361,869)
                                        ============  ============  ============  ============  ============

Basic and diluted loss per share:

          Weighted average number of
          common shares outstanding        8,458,291    10,557,729     8,457,030     9,993,523
                                        ============  ============  ============  ============
          Basic and diluted loss
          per share                     $      (0.08) $      (0.09) $      (0.31) $      (0.35)
                                        ============  ============  ============  ============


         The accompanying notes are an integral part of these condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                              Cumulative
                                                                                                                 from
                                                                                                             July 17, 1995
                                                      Three Months  Three Months  Nine Months   Nine Months   (inception)
                                                          ended         ended        ended         ended           to
                                                      September 30, September 30, September 30, September 30, September 30,
                                                          1999          2000         1999          2000          2000
                                                      ------------  ------------  ------------  ------------  ------------
                                                      (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)
Cash flows from operating activities:
     Net loss                                         $   (657,761) $   (955,423) $ (2,617,198) $ (3,483,670) $(19,361,869)

     Adjustments to reconcile net loss to net cash used in operating activities:

     Extraordinary item                                                                                            848,160

     Depreciation expense                                   12,703        16,455        36,016        48,862       215,647

     Amortization of unamortized debt discount                                                                     168,778

     Amortization of deferred financing costs                                                                       89,062

     (Increase) in inventory                                                (872)                     (3,041)      (43,930)

     (Increase) Decrease in prepaid expenses and other
     current assets                                        (47,830)      (16,642)       10,714       (14,111)     (111,096)

     (Increase) Decrease in other assets                   101,376       (17,387)       89,103        (2,162)      (66,293)

     (Increase) Decrease in Deferred tax benefits                                                    363,392      (544,958)

     Increase (Decrease)  in accounts payable and
     accrued liabilities                                  (174,588)     (145,503)      (40,979)      (84,684)      189,871

     Issuance of warrants in connection with
     consultant agreements                                  40,830        44,110       169,765       190,116       611,603

     Extension of Stock Options Expiration date at less
     than Current Market Price                                                                        45,134        45,134

     Issuance of common stock in connection with
     an arbitration settlement                                                         146,200                     146,200

     Issuance of options in connection with
     an arbitration settlement                                                          17,695                      17,695

     Issuance of common stock for services rendered                                                                 20,600
                                                      ------------  ------------  ------------  ------------  ------------
               Net cash used in operating activities      (725,270)   (1,075,262)   (2,188,684)   (2,940,164)  (17,775,396)
                                                      ------------  ------------  ------------  ------------  ------------
Cash flows from investing activities:

     Purchase of property and equipment                     (3,276)         (839)      (21,640)      (63,644)     (331,095)
                                                      ------------  ------------  ------------  ------------  ------------

               Net cash used in investing activities        (3,276)         (839)      (21,640)      (63,644)     (331,095)
                                                      ------------  ------------  ------------  ------------  ------------


         The accompanying notes are an integral part of these condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                               Cumulative
                                                                                                                  from
                                                                                                             July 17, 1995
                                                      Three Months  Three Months  Nine Months   Nine Months    (inception)
                                                          ended         ended         ended        ended           to
                                                      September 30, September 30, September 30, September 30, September 30,
                                                          1999          2000          1999         2000            2000
                                                      ------------  ------------  ------------  ------------  ------------
                                                      (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)
Cash flows from financing activities:

     Proceeds from sales of Series A Convertible
     Preferred Stock                                                                                               900,000

     Proceeds from issuance of initial bridge units                                                                350,000

     Proceeds from issuance of bridge units, net of
     exchange of initial bridge notes                                                                            1,650,000

     Proceeds from IPO                                                                                          11,753,010

     Proceeds from equity offering - February 6, 1998                                                            1,000,000

     Proceeds from equity offering May 19 to
     June 6, 1998                                                                                                7,280,546

     Proceeds from equity offering - March 14, 2000                                                6,600,000     6,600,000

     Repayment of notes issued in connection with
     initial bridge notes                                                                                       (2,000,000)

     Costs incurred for equity offerings and warrants                    (37,349)      (44,638)   (1,101,369)   (4,880,225)

     Issuance of common stock in connection with
     exercise of stock options and/or warrants              18,275                      18,275           874       119,149

     Release of restricted cash                              8,970                      76,078

     Deferred financing costs                                                                                     (201,000)
                                                      ------------  ------------  ------------  ------------  ------------
     Net cash provided by (used in) financing
     activities                                             27,245       (37,349)       49,715     5,499,505    22,571,480
                                                      ------------  ------------  ------------  ------------  ------------
     Net increase (decrease) in cash and cash
     equivalents                                          (701,301)   (1,113,450)   (2,160,609)    2,495,697     4,464,989

Cash and cash equivalents at the beginning of
     the period                                          3,530,851     5,578,439     4,990,159     1,969,292           -

     Cash and cash equivalents at the end of
     the period                                       $  2,829,550  $  4,464,989  $  2,829,550  $ 4,464,989   $  4,464,989
                                                      ============  ============  ============  ============  ============
Supplemental disclosure of cash flow information:

     Interest paid during the period                                                                          $     79,411
                                                                                                              ============
Supplemental disclosure of non cash investing and
     financing activities:

Deferred financing costs incurred in connection with
     the exchange of the initial bridge notes for 14
     bridge units                                                                                             $    140,000
                                                                                                              ============
Deferred equity costs charged to additional paid in
     capital in connection with the PPO                                                                       $     13,400
                                                                                                              ============
Deferred financing costs charged to additional paid-in
     capital in connection with the IPO                                                                       $     25,000
                                                                                                              ============
600,000 Series A Convertible Preferred Stock converted
     into Common Stock                                                                                        $      6,000
                                                                                                              ============


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

2.   Capital Transactions
     --------------------

          On March 14, 2000, the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the "Securities Act"), units of the Company's securities (the "Units") which consist of an aggregate of 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Series B Common Stock Purchase Warrants ("Common Stock Purchase Warrants") on March 14, 2000 for an aggregate purchase price of $6,600,000. Each Common Stock Purchase Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.95, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time during the period commencing from March 14, 2000 and expiring on March 14, 2003. The Common Stock Purchase Warrants are subject to redemption by the Company at $.01 per Warrant 12 months after the effective date of a registration statement covering the Warrants on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Warrants for a period of thirty consecutive trading days ending within five days prior to the date on which the Company gives notice of redemption. The Common Stock Purchase Warrants will be exercisable until 5:00 P.M., New York time, on March 14, 2003.

          Janssen-Meyers Associates L.P. ("JMA"), for acting as placement agent for the March 2000 Placement, received a commission of 10% ($660,000) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($198,000) and reimbursement of other costs, including legal expenses, relating to the offering ($54,399). In addition, JMA received, as part of its compensation, warrants exercisable until March 14, 2005 to purchase up to 522,159 shares of the Company's Common Stock at a price per share of $3.16 and warrants to purchase up to 261,080 Common Shares at $3.95 per share exercisable until March 14, 2003.

          As a result of the above capital transactions and in accordance with the provisions of the Warrant Agreement, dated as of July 3, 1996 (the "Public Warrant Agreement"), between the Company, Rickel & Associates, Inc. and American Stock Transfer & Trust Company, adjustments have been made to the exercise price (the "Public Warrant Price") for the warrants issued pursuant to such Warrant Agreement (the "Public Warrants") and to the number of shares of Common Stock issuable on exercise of the Public Warrants. The Public Warrant Price has been reduced from the previously diluted price of $4.15 (original issue price was $5.50) to $3.99. In addition, for every share of Common Stock the Public Warrant holders were entitled to prior to the dilutive transactions (2,530,000 shares), the Public Warrant holders are now entitled to 1.378 shares of Common stock (3,486,340 shares). Also, pursuant to the Public Warrant Agreement, the Company can redeem the Public Warrants in the event that the average closing price of the Company's Common Stock is at least 150% of the then current Public Warrant Price for a period of 20 consecutive trading days: consequently, the average closing price now required is $5.985 versus the previously diluted price of $6.225 and the original price of $8.25.

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

GENERAL

          NUWAVE Technologies, Inc. is a development stage enterprise organized in July 1995. Our mission is to identify and commercialize high margin, proprietary technologies suited for high-volume, high-growth markets and, in turn achieve attractive long-term growth for the Company. Technologies being commercialized are in the fields of photo and video-enhancement. In this regard, the first technology we have developed is a proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This is known as the NUWAVE Video Processor ("NVP") hardware technology. We intend to license this technology and/or have it manufactured in the form of Application Specific Integrated Circuit ("ASICs") chips through third parties. We are currently marketing this product to OEMs who, by incorporating this enabling technology, will improve picture quality in their set-top boxes, televisions, VCR's, DVD's, camcorders and other video output devices.

          In addition to the NVP hardware technology, we have also developed the only proprietary digital high speed filtering technology that removes noise and graininess in both pictures and video images and complements the clarity technology used in the NVP. The result of this development is a set of algorithms, patent pending, that remove 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). In addition, this algorithm process is three times faster than any other known algorithm or filter, thus allowing use in and during real time streaming video. Based on the power of these proprietary noise reduction algorithms a software product, PicturePrepTM2000, has been developed for users to correct, improve and enhance digital streaming video and digital photography and which is the first retail and downloadable software product with the ability to enhance both pictures and streaming video from virtually any computer program or while surfing the Internet using a computer.

          The Company has formed a strategic alliance with MemoryLink Corp. for the commercialization of certain of MemoryLink's propriety Wireless Digital Video Technology, which was introduced by NUWAVE and MemoryLink at the January 2000 International Consumer Electronics Show, where prototypes of the initial products using the technology were demonstrated to selected major OEM companies based in Asia, Europe and the U.S. The products using the Wireless Digital Video Technology are expected to be available within the next twelve to fifteen months.

          On March 14, 2000, we completed a private placement through Janssen-Meyers whereby the Company issued 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Series B Common Stock Purchase Warrants for an aggregate purchase price of $6,600,000.

          As of September 30, 2000, we had accumulated a deficit during the development stage of $19,361,869, which includes a net loss for the nine months ended September 30, 2000 of $3,483,670. The loss for the nine months ended September 30, 2000 included $2,513,381 in general and administrative expenses, representing an increase of $785,562 compared to the nine-month period ended September 30, 1999. Such increase was primarily the result of sales and marketing efforts ($618,795), discussed more fully below, combined with increased personnel and payroll costs ($244,144), investor relations ($157,716), travel ($37,615), insurance ($21,081) and other ($106,943). These increases were partially offset by decreases in financial consulting $227,765, legal fees $104,307 and China office expenses $68,660.

          Although the Company anticipates deriving some revenue from the sale of its products during 2000, no assurance can be given that these products will be successfully marketed during such period. See "Liquidity and Capital Resources."

MARKETING AND SALES

          In September 1999, the Company completed the initial development of its first proprietary digital photo and video software technology. This technology was introduced as Picture Wizard for the primary purpose of limited test marketing, system and product evaluation in a live setting, and to garnish customer feedback on both the product and the web site. Based on this initial test marketing, customer feedback and the results of an independent survey sponsored by the Company, in April 2000 we launched on-line via PicturePrep.com, the PicturePrepSuite2000 product line offering additional features, benefits and options. These products are the first downloadable software products with the ability enhance both pictures and streaming video from virtually any computer program or while surfing the Internet using a computer.

          On June 27, 2000, PicturePrepClub.com, an internet photo portal, was launched to serve not only as NUWAVE's e-commerce hub for the sale of the PicturePrepSuite2000TM line of products but also to provide club members with unlimited gallery space to exhibit photos, as well as an array of products including online print services and gifts such as imprinted T-shirts, mugs, mouse pads, etc. PicturePrepClub.com revenue sources are expected to include membership sales, product sales, on-line print services and advertising. In connection with the PicturePrepClub.com web site, the Company has entered into an agreement with Eastman Kodak Company whereby Print@KODAK becomes NUWAVE's
                                                -----------
exclusive on-line fulfillment service to deliver prints and photo products directly to consumers' homes. This service became available to PicturePrepClub members on August 17, 2000.

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

          The Company has completed development of its first retail product for consumers who do not have NUWAVE enabled products for their TV's but want to improve the picture quality of their home viewing. We believe that the most effective way to introduce this product into the retail marketplace is to work through distributors who will manufacture and sell to retailers, including those with whom they are currently doing business. In this regard, the Company had entered into a five-year manufacturing and marketing agreement with Terk Technologies Corp. to manufacture and market, under the Terk brand name, a line of set-top boxes incorporating NUWAVE's technology for existing televisions and video output products. The agreement with Terk provided, among other things, exclusivity for Terk in the United States and Canada provided Terk purchased certain minimum quantities by October 31, 2000. Terk failed to purchase the required minimum purchases and has been notified of the loss of their exclusive arrangement. We are currently exploring an expansion of the product line as well as additional manufacturing opportunities and distribution channels for the United States and Canada, South America and the European markets.

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

          In March 2000, we received the OEM version of our NVP ASIC chip from the semiconductor-manufacturing foundry. In-house testing of this ASIC chip is completed and and it is now production-ready pending customer orders. In addition, test fixtures have been built which now allow NUWAVE, for the first time, to use an actual ASIC chip for sales demonstration and customer evaluation purposes. Prior to the availability of the NVP ASIC chip, we had been conducting sales presentations of the NVP hardware technology in printed circuit board ("PCB") layout format to prospective OEM customers world wide (i.e., manufacturers of set-top boxes, televisions, VCR's, DVD's and other video output devices). Our sales program is aimed at obtaining orders initially from those customers who had previously evaluated the Company's technology in PCB format and now wish to test the ASIC chips in their products. We have marketing and sales organizations in place in the U.S., Japan and China, to implement this program. Although we are unable to predict whether our marketing efforts will be successful, we believe that our products have been well received.

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

          The creative and development costs relating to these marketing programs are and will be substantially incurred during 2000. As a result, such expenditures for the first nine-month period of 2000 were increased by approximately $618,795, compared to the first nine-month period of 1999. During the nine-month period ended September 30, 2000 such costs included $116,885 for professional sales and marketing consultants, compared to $64,832 for the nine-month period ended September 30, 1999; $544,894 for advertising and public relations, compared to $14,810 for the nine months ended September 30, 2000; $31,550 for trade shows, compared to $1,580 for the nine months ended September 30, 1999; and $29,178 for professional printing services, compared to $22,490 for the nine months ended September 30, 1999. The Company is continually reviewing its operating needs with a view to maximizing efficiency while conserving its resources.

RESEARCH AND DEVELOPMENT

          NUWAVE's research and development activity is conducted by our Engineering Group. As of September 30, 2000, the Engineering Group consisted of six Company employees as well as outside consultant organizations who have on their respective staffs experienced engineers, technicians and support personnel (totaling more than 30 personnel) who devote time to the Company on an as-needed project-by-project basis. The Company anticipates that the make-up of its Engineering Group will change from time to time depending on its current and anticipated development and commercialization plans. The Company's strategy with respect to new products and technologies is to continue to utilize its Engineering Group as well as other independent third party sources and to increase its internal technical and engineering staff as appropriate.

          To date the Engineering Group has been responsible for the development of the NVP hardware technology, our digital software development and the design of the Company's exclusive web sites. Our current development efforts are geared towards completion of the PicturePrepSuite2000 line of products, final development of PicturePrepClub.com and our product line of NVP ASIC chips.

          From July 17, 1995 to September 30, 2000, the Company incurred expenses of $7,508,284 on research and development, of which approximately 46% was paid to Rave Engineering Corp., pursuant to a License and Development Agreement which was terminated in October 1998 and subject of an arbitration settlement reached in May 1999. During the first nine-month periods of 2000 and 1999, $1,188,375 and $691,261, respectively, was spent on research and development activities. The increase in 2000 was solely due to development costs pertaining to the digital software products and the web site development costs, as they did not exist in the first three quarters of 1999. During the next 12 months, we estimate that the Company will spend approximately $800,000 on research and development costs in support of the commercialization of its products. In the event the Company is able to generate sufficient revenues from sales of its NVP hardware and digital software products during such 12-month period, it anticipates an increase in its currently estimated expenditures on research and development and the identification of new sources of technology.

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

          On March 14, 2000, the Company completed a private placement of 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Series B Common Stock Purchase Warrants for an aggregate purchase price of $6,600,000.

          On September 30, 2000 the Company had cash and cash equivalents of approximately $4,500,000 and no long-term liabilities. We anticipate that the Company's available cash will be sufficient to satisfy its contemplated cash requirements for at least through the next twelve months.

PLAN OF OPERATION

          The Company's plan of operation over the next 12 months focuses primarily on transitioning from a development stage organization to an operating company. This transition includes the final phase of the development of our NVP ASIC line of chips, continued development of our digital software technology, growing our Internet presence (including the PicturePrepClub.com model and the Print@Kodak model), the marketing and sales of our hardware and software picture and video enhancement products to the OEM, professional video and retail markets and the sustained effort necessary to support the sales and marketing of these products. In addition, the Company, through its strategic alliance with MemoryLink Corp., plans to market wireless video technology, as the products become available, to the same OEM customer base that it is currently marketing its analog and digital technology. Also, we plan, through our Engineering Group and agreement with third parties, to continue to conduct investigation and research and development activities with respect to other new technologies/products to address the digital, PC and Internet markets. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs.

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

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

          27.  Financial data schedule

          (b)  Reports on Form 8-K

          None

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUWAVE TECHNOLOGIES, INC.
                                        -------------------------
                                             (Registrant)

DATE:  November 14, 2000                By:  /s/  Gerald Zarin
                                           ------------------------------------
                                           Gerald Zarin
                                           Chief Executive Officer and
                                           Chairman of the Board


DATE:  November 14, 2000                By:  /s/  Jeremiah F. O'Brien
                                           ------------------------------------
                                           Jeremiah F. O'Brien
                                           Chief Financial Officer
                                           (Principal Financial Officer)