Form 10KSB
period 2000-12-31
NUWAVE TECHNOLOGIES INC
filed 2001-04-02
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------
                                   (MARK ONE)

               [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

               [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                    to
                                  ------------------    ---------------------

                         Commission file number 0-28606

                            NUWAVE TECHNOLOGIES, INC.
                 (name of small business issuer in its charter)

                  DELAWARE                                  22-3387630
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

State issuer's revenues for its most recent fiscal year:  $14,460

Aggregate market value of the voting stock held by non-affiliates based on the last sale price for such stock at December 31, 2000: $7,918,297

The number of shares of Common Stock outstanding as of March 15, 2001:
10,557,729

Transitional Small Business Disclosure Format: Yes [ ] No [XX]

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                            NUWAVE TECHNOLOGIES, INC.
                                   FORM 10-KSB
                                      INDEX


PART I........................................................................1

     ITEM 1.   BUSINESS.......................................................1
     ITEM 3.   LEGAL PROCEEDINGS.............................................11
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........11

PART II......................................................................11

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...........................................11
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....12
     ITEM 7.   FINANCIAL STATEMENTS..........................................20
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE......................................20

PART III.....................................................................20

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..20
     ITEM 10.  EXECUTIVE COMPENSATION........................................20
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT....................................................20
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................21
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..............................21

SIGNATURES.....................................................................

THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS-CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS," WITHIN THIS REPORT.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     NUWAVE Technologies, Inc. (the Company) is a development stage enterprise, shifting to commercialization, organized in July 1995, with three product lines each in initial stages of full commercialization and currently being marketed to its respective distribution channels. Our mission is to identify and commercialize high margin, proprietary technologies suited for high-volume, high-growth markets and, in turn achieve attractive long-term growth for the Company. Technologies currently being commercialized are in the fields of photo and video-enhancement. In this regard the first technology the Company has developed is a proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This is known as the NUWAVE Video Processor ("NVP") hardware technology. In addition to the patented NVP hardware technology, the Company has also developed the only proprietary digital high speed filtering technology that removes noise and graininess in both pictures and video images and complements the clarity technology used in the NVP. The result of this development is a set of algorithms, patent pending, that remove approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). In addition, this algorithm process is approximately three times faster than any other known algorithm or filter thus allowing use in and during real time streaming video. This is known as the PicturePreptm Technology. Based upon these proprietary technologies, NUWAVE has developed three product lines: 1) the NUWAVE Video Processor Technology; 2) Hardware and Retail Products and 3) Digital Software (PicturePreptm Technology). See "Marketing and Sales."

     The Company is concentrating its activities primarily on the marketing and sales of its ASIC line of chips, its digital software technology and Internet presence to the OEM, professional video and retail markets and on the continuing development of digital and analog video enhancement technology. The Company is also conducting investigation and research and development activities with respect to additional new technologies/products to address the digital, PC and Internet markets. These activities may give rise to additional products that may be commercialized by NUWAVE.

     Management believes this focused digital and analog image enhancement product strategy provides our Company with an expanded technology base, product line and services offered to potential customers. This strategy positions NUWAVE to take full advantage of the significant video and photo growth opportunity presented by the converging PC, Internet, television, HDTV and telecommunication markets. Management believes that the capacity of the Company's administrative and support systems is sufficient to allow it to expand its business without significant additional capital expenditures (see Management Discussion and Analysis - Liquidity and Capital Resources). Although the Company anticipates deriving revenue from the sale of its proprietary software and the NVP products during 2001, no assurance can be given that these products will be successfully marketed during such period.

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

     The Company believed that Rave had not performed the services required under the Development Agreement. In November 1998, the Company commenced an arbitration proceeding (the "Arbitration") against Rave and Randy Burnworth. On May 28, 1999, pursuant to a Settlement Agreement, the Arbitration was resolved and the License Agreement was terminated. As a result of the Settlement Agreement, the Company continues to maintain exclusive worldwide license rights to make, market and license its video enhancement technology free of any claims of ownership or inventorship by Rave and /or Prime.

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

THE COMPANY'S VIDEO ENHANCEMENT PRODUCTS

The NVP and Softsets

          The Company's patented NVP controls, corrects and improves analog video signals' use of digital control (software). The NVP first detects and replaces all important picture synchronization and stability attributes. It then separates and corrects the color and black and white information. The NVP enhances fine details of an image and reduces distortions incurred in the course of transmitting the image, corrects the pure black content of images and adjusts perceived light on projected images. Fine detail enhancement is achieved by a proprietary circuit that analyzes the form of the analog waves at the point of origin or display, and processes the wave to significantly increase the clarity of the image.

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

          The Company has developed patented Softsets to control the functions of the NVP. The Softsets give both end-users and manufacturers who use the NVP in their products the ability to manipulate the attributes of video images to their own taste or standards. For example, the manufacturer of a set-top box who includes the NVP and Softsets in its product could offer viewers the ability to select predetermined optimum video parameters for "Sports," "Movies," "Drama" or other predesignated programming from their remote control ("Active Softsets"). Additionally, program providers or other transmitters can encode their signal so that a receiving device containing the Softsets and enhanced NVP will automatically adjust its video parameters to a predetermined value when the signal is received ("Passive Softsets"). The encoded signal can also be included in the actual programming.

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

          In 1999, NUWAVE was desirous to offer digital technology solutions and to create and enter into an e-commerce environment. Based upon the power of its proprietary noise reduction algorithms a software program, initially known as Picture Wizard and later renamed PicturePrepTM, was developed for users to correct, improve and enhance digital streaming video and digital photography. PicturePrep 2000, the product, and www.PicturePrep.com were introduced during 2000. This became the first downloadable software product with the ability enhance both pictures and streaming video from virtually any PC program or while surfing the internet using a PC. In March 2001, this software was upgraded to PicturePreptm Deluxe 2001 with new file management and uploading capabilities. Also in March 2001,the first Mac version for Apple Computers was released.

          PicturePrepClub.com, an internet photo portal, was also launched during 2000 to serve not only as NUWAVE's e-commerce hub for the sale of the PicturePrepSuite line of products but also to provide club members with unlimited gallery space to exhibit photos, as well as an array of products including online print services and gifts such as imprinted T-shirts, mugs, mouse pads, etc. PicturePrepClub.com revenue sources are expected to include membership sales, product sales, on-line print services and advertising. In connection with the PicturePrepClub.com web site, the Company has entered into an agreement with Eastman Kodak Company whereby Print@KODAK is NUWAVE's exclusive on-line fulfillment service to deliver prints and photoproducts directly to consumers' homes. This service became available to PicturePrepClub members on August 17, 2000.

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

          Management believes the Company has proprietary solutions for sale in both analog and digital form to meet the continuing evolution and convergence of the PC to television markets and the worldwide trend away from analog devices toward digital devices.

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

Other Potential Products

          The Company, both internally and through the use of outside consultants, is conducting investigation and research and development activities with respect to other new technologies/products to address the digital, PC and internet markets, which are new markets for the Company to participate in. The Company intends to continue to use outside consultants to assure exposure to new ideas and technology. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs.


RESEARCH AND DEVELOPMENT

          The Company's Advanced Engineering Group currently operates to support the continuing development of the Company's products and related technology, and the identification of additional sources of new technology. The Company utilizes its Advanced Engineering Group to create products and technology independent of the "Licensed Product" and "Licensed Process" as outlined in the License Agreement. These independently developed products and technology include the

NVP, a significant amount of the software included in each of its products and new circuitry to allow certain of the products to be produced as ASICs. The Advanced Engineering Group has also developed proprietary digital software photo and video enhancement technology utilized in the Company's first Internet and retail software product line PicturePrep.

          As of December 31, 2000, the Advanced Engineering Group consisted of five of the Company's employees, together with outside consultant organizations who have on their respective staffs engineers, technicians and support personnel (totaling more than 30 personnel) who devote time to the Company on an as-needed project-by-project basis. The Company anticipates that the make-up of its Advanced Engineering Group will change from time to time depending on its current and anticipated development and commercialization plans. The Company's strategy with respect to new products and technologies is to continue to utilize the Advanced Engineering Group as well as other independent third party sources and to increase its internal technical and engineering staff as appropriate.

          From July 17, 1995 to December 31, 2000, the Company incurred expenses of $7,502,742 on research and development. During fiscal 2000 and 1999, $1,182,833 and $938,745, respectively, was spent on research and development activities. During the next 12 months, the Company estimates that it will spend approximately $600,000 on research and development. Any increases or decreases to these research and development expenditure estimates are expected to be directly related to revenues generated from the Company's current product line-up.

MARKETING AND SALES

          Utilizing its proprietary technologies, the Company has recently completed development of three product lines: 1) the NUWAVE Video Processor Technology; 2) Hardware and Retail Products and 3) Digital Software (PicturePreptm Technology). These three product lines are each in their initial stages of full commercialization and are currently being marketed to their respective distribution channels.

NVP ASIC Technology

          The Company intends to license this technology and/or have it manufactured in the form of ASICs (Application Specific Integrated Circuit) chips through third parties and to directly market and sell these products to OEMs who, by incorporating this enabling technology, will improve picture quality in their set-top boxes, televisions, VCR's, DVD's, camcorders and other video output devices. The completed NVP 104 plastic (silicon) chip is now available for sale. The Company has been concentrating its efforts to date on demonstrating and marketing this technology to the large Asian consumer electronics OEM's in Japan and China. Several of these potential customers have expressed serious interest in this technology. As a result, after signing confidentiality/non-disclosure agreements, these OEM's have received our specially designed evaluation boards using the patented NVP 104 chip. This board enables them to conduct the necessary testing and evaluation of the chip as it applies their specific product(s). In addition to the evaluation boards, certain of these OEM's have also requested samples of our chip for their engineers to use in their new product design cycles. Management believes that these activities will lead to orders being received during the second and third quarters of 2001.

Digital Software (PicturePreptm Technology)

          In addition to the NVP technology, during 2000 the Company completed the initial development of its first proprietary digital photo and video software technology and launched the PicturePreptm 2000 product line. In March 2001, this software was upgraded to PicturePreptm Deluxe 2001 with new file management and uploading capabilities. Also in March 2001,the first Mac version for Apple Computers was released. These products are the first downloadable software products with the ability to enhance both pictures and streaming video from virtually any PC program or while surfing the internet using a PC. In addition to direct on-line consumer sales (B to C sales), the Company has begun marketing this technology directly to businesses (B to B) in order to expand our OEM customer base. We plan to license the digital filtering technology associated with PicturePreptm Deluxe 2001 to OEMs for embedding in products such as PC's, printers, scanners, camcorders and DVD's among other digital imaging devices. The PicturePreptm Deluxe 2001 software product can also be bundled with the sale of a third party's product. As noted below, the Company has also begun the marketing of its software products to retailers for sale in their camera, film and film processing departments. The PicturePrep digital technology not only complements the Company's proprietary analog ASIC chip technology but can also work in conjunction with it to further improve the resulting image quality. Purchasers of PicturePrep 2001 Deluxe receive a free membership in PicturePrepClub. Com described more fully below.

          PicturePrepClub.com, an internet photo portal, was also launched during 2000 to serve not only as NUWAVE's e-commerce hub for the sale of the PicturePrepSuite line of products but also to provide club members with unlimited gallery space to exhibit photos, as well as an array of products including online print services and gifts such as imprinted T-shirts, mugs, mouse pads, etc. PicturePrepClub.com revenue sources are expected to include membership sales, product sales, on-line print services and advertising. In connection with the PicturePrepClub.com web site, the Company has entered into an agreement with Eastman Kodak Company whereby Print@KODAK is NUWAVE's exclusive on-line fulfillment service to deliver prints and photoproducts directly to consumers' homes. This service became available to PicturePrepClub members on August 17, 2000.

Hardware and Retail Products

          The Company recently completed development of the VGE 101, its first retail product, a set top box, utilizing the NVP ASIC chip. The VGE 101 is a low cost video game enhancer that provides home video "gamers" with better video quality and thus a desired "edge" to improve their scores. The product was introduced in prototype format at the January 2001 CES show in Las Vegas and received a most favorable reception. The first full-scale production run of the VGE 101 is expected to take place in April and we expect to begin shipping during the second quarter. The Company is introducing this product into the retail marketplace through selected established distributors and manufacturer's representatives who will sell to the nationally known retail chains, including those with whom they are currently doing business. Based on the success of the VGE 101, the Company plans to introduce additional retail products for consumers who do not have NUWAVE enabled products for their TV's but want to improve the picture quality of their home viewing. During March 2001, the Company released retail versions of its PicturePrep 2001 Deluxe software product line and will be utilizing the same distribution channels used with the VGE 101. Management expects to begin taking orders and shipping this product line during the second quarter.

          The Company is concentrating its activities primarily on the marketing and sales of its proprietary ASIC line of chips, its digital software technology and Internet presence to the OEM, professional video and retail markets and on the continuing development of its digital and analog video enhancement technology.

          The Company has formed a strategic alliance with MemoryLink Corp. for the commercialization of certain of MemoryLink's proprietary wireless digital video technology. Prototypes of the initial products using the technology have been demonstrated to selected major OEM companies based in Asia, Europe and the U.S. and received a favorable reception. These products using the wireless digital video technology are expected to be available within the next twelve months.

          We believe this focused digital and analog image enhancement product strategy will provide our company with an expanded technology base, product line and services we can offer to potential customers. This positions NUWAVE to allow us to take full advantage of the significant video and photo growth opportunity presented by the converging PC, Internet, television, HDTV and telecommunication markets. We believe that the capacity of our administrative and support systems is sufficient to allow us to expand our business without significant additional capital expenditures. Although we anticipate deriving revenue from the sale of our proprietary software and the NVP products during 2001, no assurance can be given that these products will be successfully marketed during such period.

          The Company intends to support the above sales efforts through various sales and marketing programs/activities including trade advertising, attendance at industry trade shows, attendance at participating dealer shows, attendance at end-user events, literature mailers and co-op dealer advertising.

MANUFACTURING

          The Company does not contemplate that it will directly manufacture any of its products. It has contracted with third parties to manufacture its NVP 104, its VGE 101 and its PicturePrep Deluxe 2001. It also may license to third parties the rights to manufacture the products, through direct licensing, OEM arrangements or otherwise.

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

          In April 1998, the Company filed three patent applications for certain of its independently developed products: one for the NUWAVE Video Processor and two for the Softsets. The Company has received patent grants for the NUWAVE Video processor and for one of the softsets and a notice of allowability for the second softset application and as a result anticipates this patent will be granted shortly.

          In August 1999, the Company filed a patent application for its digital software technology as used in PicturePrep product line. Although management believes that this application contains patentable claims, there is no assurance that the Company will receive a patent. Also, even if granted, there is no assurance that any patent will afford the Company with commercially significant protection of its technology or that it will have adequate resources to enforce these patents.

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

EMPLOYEES

          The Company currently has twelve full-time employees, of whom eight are executives or administrative and five are in the Advanced Engineering Group, and depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development. The Company also retains a varying number of consultants on an as-needed basis.

FACILITIES

          The Company has established its headquarters in Fairfield, New Jersey. Pursuant to the sublease relating to such facility, the Company is obligated to make monthly rental payments of $7,260. The lease is on a month-to-month basis. The Company's subleased portion of the facility is approximately 2,500 square feet and the sublease entitles the Company to share certain common areas.

EXECUTIVE OFFICERS

          Set forth below are the names, ages as of March 17, 2000 and business experience of the executive officers of the Company:

      Name              Age                          Position
- ---------------         ---             ------------------------------------
Gerald Zarin             60             Chairman of the Board of Directors,
                                          Chief Executive Officer and President

Don Legato               57             Vice President-Sales

Jeremiah F. O'Brien      54             Vice President, Secretary and Chief
                                          Financial Officer

Robert Webb              65             Vice President - Marketing/Technical
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

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of 2000, the Company did not have any meetings of its Stockholders.




                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

          The Company's Common Stock, par value $.01 per share ("Common Stock"), has been traded since July 1996 on the NASDAQ SmallCap Stock Market under the symbol "WAVE" for Common Stock and "WAVEW" and "WAVEZ" for Common Stock Warrants. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the NASDAQ SmallCap Stock Market during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                   Common           Warrants          Warrants
                                   Stock             Issued            Issued
                                                   July 1996       May/June 1998
                               HIGH     LOW      HIGH     LOW      HIGH     LOW
QUARTERLY PERIOD ENDED

March 31, 1999              $  3.50  $  1.50  $  1.38  $  .59
June 30, 1999                  2.41     1.31      .97     .53
September 30, 1999             3.63     1.94     1.34     .63    $  1.13  $  .75
December 31, 1999              3.50     2.00      .94     .50       1.25     .50
March 31, 2000                 5.75     2.19     3.19     .66       2.56    1.00
June 30, 2000                  4.13     1.66     1.75     .53       1.50     .75
September 30, 2000             2.44     1.59      .63     .34       1.13     .75
December 31, 2000              1.75      .69      .38     .06       1.00     .16

          As of March 14, 2001, there were approximately 246 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

          The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

          During the three months ended December 31, 2000 there were no sales of unregistered securities.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          SUMMARY FINANCIAL INFORMATION

          The summary financial data set forth below are derived from and should be read in conjunction with the financial statements, including the notes thereto, filed as part of this Form 10-KSB

                                      Year Ended     Year Ended      July 17, 1995
  Statement of Operations Data:      December 31,   December 31,    (Inception) to
                                         1999           2000       December 31, 2000
Revenues                            $     16,553    $     14,460      $      53,833
Net Loss                            $  2,690,372    $  4,288,309      $  20,166,508
Net loss per common share           $      (0.32)   $      (0.42)
Weighted average number of shares      8,419,644      10,135,345

                                    December 31,      December 31,
       Balance Sheet Data:              1999              2000
Working capital                     $  1,832,611    $  3,767,164
Total assets                        $  3,180,313    $  4,884,564
Total liabilities                   $    274,555    $    417,443
Deficit accumulated during
   the development stage            $ 15,878,199    $ 20,166,508
Stockholders' equity                $  2,905,758    $  4,467,121

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

GENERAL

          NUWAVE Technologies, Inc. (the Company) is a development stage enterprise, shifting to commercialization, organized in July 1995. Our mission is to identify and commercialize high margin, proprietary technologies suited for high-volume, high-growth markets and, in turn achieve attractive long-term growth for the Company. Technologies currently being commercialized are in the fields of photo and video-enhancement. In this regard the first technology the Company has developed is a proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This is known as the NUWAVE Video Processor ("NVP") hardware technology. In addition to this patented NVP hardware technology, the Company has also developed the only proprietary digital high speed filtering technology that removes noise and graininess in both pictures and video images and compliments the clarity technology used in the NVP. The result of this development is a set of algorithms, patent pending, that remove 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). In addition, this algorithm process is three times faster than any other known algorithm or filter thus allowing use in and during real time streaming video. This is known as the PicturePreptm Technology. Based upon these proprietary technologies, NUWAVE has developed three product lines: 1) the NUWAVE Video Processor Technology; 2) Hardware and Retail Products and 3) Digital Software (PicturePreptm Technology). These three product lines are each in their initial stages of full commercialization and are currently being marketed to their respective distribution channels (see "Marketing and Sales").

          As of December 31, 2000, the Company had accumulated a deficit during the development stage of $20,166,508, which includes a net loss for the year ended December 31, 2000 of $4,288,309 compared to a net loss for the year ended December 31, 1999 of $2,690,372, an increase in losses of $1,597,937. The increased losses for the year ended 2000 were primarily attributable to increases in advertising and trade show expenses of $580,984 relating to the introduction of the PicturePrep 2000 product and the opening of the Company's photo portal pictureprepclub.com; an increase in payroll costs of approximately $130,000 relating to the addition of two marketing personnel; an increase in amortization charges relating to the issuance of stock options to third party consultants of $106,576; increases in Research and Development Costs of $244,088 and a reduction in the Company's provision for income tax benefits of $973,930. The increase in research and development costs of $244,088 was principally related to the final stages of development of the NVP 104 chip, development of Picture Prep technology and costs related to the development of the Company's on-line photo portal. These increases were partially offset by an increase in interest income of $100,350 and one-time charges of $338,895 incurred during 1999 relating to the Rave Settlement.

          Although the Company anticipates deriving revenues from the sale of its proprietary software (Softsets) and the NVP products during 2001, no assurance can be given that these products will be successfully marketed during such period. Even if revenues are produced from the sale of such products, losses may continue to incur for at least the next 12 months. See "Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

          From its inception until the IPO, the Company relied for all of its funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of its debt and equity securities ("Private Financings"). In July 1996, the Company completed its IPO and received net proceeds of $9,538,428. The Company used $2,073,652 of the net proceeds of the IPO to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings. On February 6, 1998, the Company issued 253,485 shares of its Common Stock for an aggregate purchase price of $1,000,000 to a Private Limited Partnership. Between May 19, 1998 and June 9, 1998, pursuant to a placement agency agreement with Janssen-Meyers, the Company issued 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants for an aggregate purchase price of $7,280,546.

          On March 14, 2000, the Company completed a private placement with Janssen-Meyers whereby the Company issued 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock Purchase Warrants for an aggregate purchase price of $6,600,000.

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

PLAN OF OPERATION

          The Company's plan of operation over the next 12 months focuses primarily on the marketing and sales of its ASIC line of chips, its digital software technology and Internet presence to the OEM, professional video and retail markets and on the continuing development of digital and analog video enhancement technology and the continued effort necessary to support the sales and marketing of these products. In addition, during the next twelve months the Company plans to market wireless video technology through its strategic alliance with MemoryLink Corp. depending on the availability of their products. Also, the Company is currently conducting investigation and research and development activities with respect to other new technologies/products to address the digital, PC and internet markets. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs.

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

1.   Development Stage Enterprise; Absence of Operating History
     ----------------------------------------------------------

          The Company is a development stage enterprise shifting to commercialization. It has had only a limited operating history and has sold only a limited quantity of its products to date (primarily for demonstration purposes). Since its inception in July 1995, the Company has been engaged primarily in: raising funds; directing supervising, and coordinating the activities of its Advanced Engineering Group, made up of the Company's own employees and third party consultants who work with the Company on a project-by-project basis, in the continuing development of the NUWAVE Video Processor and Picture Prep digital software technology, pre-marketing and, more recently, it produced its first NUWAVE Video Processor in an application specific integrated chip (ASIC) format for the OEM market.

          The Company's prospects must be considered in light of the risks associated with the establishment of a business with limited capital in the evolving electronic video industry. In the Company's case this is particularly so, as further risks will be encountered in its shift from the development to the commercialization of new products based on innovative technology. There can be no assurance that the Company will be able to generate revenues or achieve profitable operations.

2.   Limited Revenues; Accumulated Deficit; Anticipated Future Losses
     ----------------------------------------------------------------

          To date, the Company has received only limited revenue from the sale of its products (primarily from sales made for demonstration purposes). It does not anticipate significant operating revenue until its relevant technology and one or more of its products is completely developed, manufactured in commercial quantities and made available for commercial delivery. There can be no assurance that its technology and products, if developed and manufactured, will be able to compete successfully in the marketplace and/or generate significant revenue. The Company has incurred significant costs in connection with the development of its technologies and proposed products and there is no assurance that it will achieve sufficient revenues to offset anticipated operating costs. As of December 31, 2000, the Company had an accumulated deficit of $20,166,508. Although the Company anticipates deriving revenues from the sale of its NUWAVE Video Processor and related products and digital software products within the next 12 months, no assurance can be given that these products will be successfully marketed or even completely developed and tested for commercial use during such period. Management anticipates that the Company may continue to incur losses for the next 12 months. Included in such former and future losses are research and development expenses, marketing costs, manufacture and assembly, and general and administrative expenses. The Company anticipates that its losses will continue until it is able to generate sufficient revenues to support its operations.

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

          The Company anticipates, based on its current proposed plans and assumptions relating to its operations, that it has sufficient cash to satisfy all of its estimated cash requirements for the next 12 months. In the event of unanticipated expenses, delays or other problems, the Company might be required to seek additional funding elsewhere. Also, if it were to receive a larger than anticipated number of initial purchase orders upon introduction of the NUWAVE Video Processor products, the Company might require additional capital. No assurance can be given that the Company will be able to obtain such additional capital on commercially reasonable terms or at all. An inability to obtain additional financing, when needed, would have a material adverse effect on the Company, and possibly require it to curtail or cease operations. To the extent that any future financing involves the sale the Company's equity securities, its existing stockholders could be substantially diluted.

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

7.   Dependence on Third-Party Development and Manufacturing
     -------------------------------------------------------

          The Company does not plan to directly manufacture any of its products. It intends to continue to contract with third parties to manufacture its products. The Company may also license to third parties the rights to manufacture proposed products, through direct licensing, OEM arrangements or otherwise.

          The Company will continue to be dependent on third parties to manufacture the NVP ASIC (the application specific integrated circuit-based NUWAVE Video Processor) and related products as well as future products the Company may choose to commercialize. Although the Company has entered into an agreement with a potential manufacturer of the NVP ASIC chip, there can be no assurance that such manufacturer will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times, or at all. Failure or delay by the Company's suppliers in fulfilling its anticipated needs would have an adverse effect on the Company's ability to develop and market its products. In addition, the Company will be dependent on third party vendors for many of the components necessary for the final assembly of its products. The Company may have difficulty in obtaining contractual agreements with suppliers of such materials due to, among other things, possible material shortages or possible lack of adequate purchasing power. While management believes that these components are available from multiple sources, it is anticipated that the Company will obtain certain of them from a single source, or limited number of sources, of supply. In the event that certain of such suppliers are unable or unwilling to provide the Company with such components on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on the Company's operations.

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

10.  Enforceability of Patents and Similar Rights; Possible Issuance of Patents
     --------------------------------------------------------------------------
     to Competitors; Trade Secrets
     -----------------------------

          To the extent practicable, the Company has filed or intends to file for U.S. patents and/or copyright applications relating to certain of its proposed products and technologies and to file corresponding applications in key industrial countries worldwide. Certain of these patents have been granted and others are pending (see"Patents, Property Information"). There is no assurance that any patent will afford the Company commercially significant protection of its technology or that the Company will have adequate resources to enforce its patents. Because the Company also intends to license and/or sell its technology and products in foreign markets, it intends to seek foreign patent protection. With respect to foreign patents, the patent laws of other countries may differ significantly from those of the United States as to the patentability of the Company's products or technology. Moreover, the degree of protection afforded by foreign patents may be different from that in the United States. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions.

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

12.  Limitation on Tax Loss Carryforwards
     ------------------------------------

          As of December 31, 2000, the Company had available unused net operating loss carryforwards ("NOLs") aggregating approximately $17,900,000 to offset future federal taxable income. The unused NOLs expire in various years from 2010 to 2020. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change. The Company may be subject to limitations on the use of its NOLs as provided under Section 382. Accordingly, there can be no assurance that a significant amount of the existing NOLs will be available to use. In the event that the Company achieves profitability, as to which there can be no assurance, such limitation would have the effect of increasing its tax liability and reducing its net income and available cash resources in the future.

13.  Limitation on Liability of Directors and Officers
     -------------------------------------------------

          The Company's Certificate of Incorporation provides that it shall indemnify any of its directors, officers, employees or agents against actions, suits or proceedings relating to the Company; and subject to certain limitations, a director shall not be personally liable for monetary damages for breach of his fiduciary duty. In addition, the Company has entered into an indemnification agreement with each of its directors. Such indemnification agreement provides that a director is entitled to indemnification to the fullest extent permitted by law.

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

15.  Market Price Fluctuations
     -------------------------

          The trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the computer, video and telecommunications industries, changes in earnings estimates, recommendations by analysts and other events. The Company's Common stock is listed on the Nasdaq SmallCap Market and as such is subject to certain Nasdaq listing maintenance requirements. In the event that the Company fails to comply with such requirements, including failure to maintain a minimum bid price above one dollar for thirty consecutive business days, the Company could become subject to delisting. The marketplace is subject to wide fluctuations as noted above. As a result, there can be no assurances that the Company will be able to continue to comply with Nasdaq's listing requirements.

ITEM 7.   FINANCIAL STATEMENTS

          The information required by this item is incorporated by reference to pages F-1 through F-23 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

          The information required by this item regarding directors, promoters and control persons of the Company is incorporated by reference to the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2001.


ITEM 10.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2001.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT   DESCRIPTION
- -------   -----------

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

10.1* Option Agreement for the Purchase of Common Stock dated as of July 17, 1995 between NUWAVE Engineering, Inc. and Jeremiah F. O'Brien (See
          Exhibit 10.14 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.2* Option Agreement for the Purchase of Common Stock dated as of September 11, 1995 between NUWAVE Engineering, Inc. and Robert I. Webb (See Exhibit 10.15 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.3* Option Agreement for the Purchase of Common Stock dated as of November 9, 1995 between NUWAVE Engineering, Inc. and Lyle E. Gramley (See
          Exhibit 10.16 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.4* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Jeremiah F. O'Brien (See
          Exhibit 10.17 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.5* Option Agreement for Purchase of Common Stock dated as of July 20, 1995 between NUWAVE Technologies, Inc. and Gerald Zarin (See Exhibit
          10.18 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.6* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Joseph A. Sarubbi (See
          Exhibit 10.19 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.7* Option Agreement for Purchase of Common Stock dated as of March 1, 1996 between NUWAVE Technologies, Inc. and Ed Bohn (See Exhibit 10.20 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.8* Form of Indemnification Agreement between the Company and its directors, dated as of January 31, 1996 (See Exhibit 10.24 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.9* Non-Employee Director Stock Option Plan (See Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on June 6, 1997).

10.10* Form of Incentive Stock Option Agreement (See Exhibit 4.3 to Registration Statement on Form S-8 filed with the Commission on November 12, 1997).

10.11* Form of Non-Employee Director Stock Option Agreement (See Exhibit 4.4 to Registration Statement on Form S-8 filed with the Commission on November 12, 1997).

10.12* Form of Non-Qualified Stock Option Agreement covering options not granted under either the 1996 Performance Incentive Plan or the Non-Employee Director Stock Option Plan (See Exhibit 4.5 to Registration Statement on Form S-8 filed with the Commission on November 12, 1997).

10.13* Letter Agreement, dated March 3, 1998, between NuWave Technologies, Inc. and Janssen/Meyers Associates, L.P. (See Exhibit 10.41 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).

10.14* Warrant, dated March 3, 1998, executed by NuWave Technologies, Inc. in favor of Janssen/Meyers Associates, L.P., to purchase up to 400,000 shares of Common Stock, par value $.01 per share, of NuWave Technologies, Inc. (See Exhibit 10.41 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).

10.15* Placement Agency Agreement, dated as of May 11, 1998, between Janssen-Meyers Associates, L.P. and NuWave Technologies, Inc. (See
          Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on June 11, 1998).

10.16* Warrant Agreement, dated May 15, 1998, between NuWave Technologies, Inc. and American Stock Transfer & Trust Company (See Exhibit 10.3 to Current Report on Form 8-K filed with the Commission on June 11,
          1998).

10.17* Form of Warrant Certificate (See Exhibit 10.4 to Current Report on Form 8-K filed with the Commission on June 11, 1998).

10.18* Form of Placement Agent Warrant Certificate (See Exhibit 10.6 to Current Report on Form 8-K filed with the Commission on June 11,
          1998).

10.19* Form of Subscription Agreement (See Exhibit 10.7 to Current Report on Form 8-K filed with the Commission on June 11, 1998).

10.20* Agreement, dated February 1, 1999, between NuWave Technologies, Inc. and Terk Technologies Corp. (See Exhibit 10.54 to Annual Report on Form 10-KSB filed with the Commission on March 31, 1999).

10.21* Option Agreement for Purchase of Common Stock dated as of September 28, 1999 between NUWAVE Technologies, Inc. and Richard E. Ekstract. (See Exhibit 10.55 to Annual Report on Form 10-KSB filed with the Commission on March 30, 2000).

10.22* Placement Agency Agreement, dated as of February 14, 2000, between Janssen-Meyers Associates, L.P. and NUWAVE Technologies, Inc. (See
          Exhibit 10.56 to Annual Report on Form 10-KSB filed with the Commission on March 30, 2000).

10.23* Warrant Agreement, dated March 13, 2000, between NUWAVE Technologies, Inc. and American Stock Transfer & Trust Company. (See Exhibit 10.57 to Annual Report on Form 10-KSB filed with the Commission on March 30,
          2000).

10.24* Form of Warrant Certificate. (See Exhibit 10.58 to Annual Report on Form 10-KSB filed with the Commission on March 30, 2000).

10.25* Form of Subscription Agreement. (See Exhibit 10.59 to Annual Report on Form 10-KSB filed with the Commission on March 30, 2000).

10.26* Placement Agent Warrant Agreement, dated March 13, 2000, between NUWAVE Technologies, Inc. Janssen-Meyers Associates, L.P. (See Exhibit
          10.60 to Annual Report on Form 10-KSB filed with the Commission on March 30, 2000).

10.27** Restated Employment Agreement dated as of April 1, 2000, between NUWAVE Technologies, Inc. and Gerald Zarin.

10.28** Restated sublease agreement dated September 18, 2000, between NUWAVE Technologies, Inc. and Simon, Sarver & Rosenberg.

10.29** Agreement dated April 7, 2000, between NUWAVE Technologies, Inc. and Eastman Kodak.

23.1**    Consent of Richard A. Eisner & Co., LLP.

24.1** Power of Attorney (included on signature page of this Annual Report on Form 10-KSB).

* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

**   Filed herewith.

b)   REPORTS ON FORM 8-K:
          None

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NUWAVE TECHNOLOGIES, INC.
                                              (Registrant)


Date: March 30, 2001                         By:  /s/ Gerald Zarin
                                                -------------------------------
                                                  Gerald Zarin
                                             Chairman of the Board, President
                                             and Chief Executive Officer


                                POWER OF ATTORNEY

          Each director and/or officer of the Company whose signature appears below hereby appoints Gerald Zarin and Jeremiah O'Brien, and each of them, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Commission any and all amendments, including post-effective amendments, to this Annual Report.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                          DATE

/s/ Gerald Zarin                   President, Chief Executive     March 30, 2001
- -----------------------------      Officer and Chairman of
Gerald Zarin                       the Board (Principal
                                   Executive Officer)

/s/ Jeremiah F. O'Brien            Chief Financial Officer and    March 30, 2001
- -----------------------------      Secretary (Principal
Jeremiah F. O'Brien                Financial Officer and
                                   Accounting Officer)

/s/ Ed Bohn                        Director                       March 30, 2001
- -----------------------------
Ed Bohn

/s/ Richard Ekstract               Director                       March 30, 2001
- -----------------------------
Richard Ekstract

/s/ Lyle Gramley                   Director                       March 30, 2001
- -----------------------------
Lyle Gramley

/s/ Joseph A. Sarubbi              Director                       March 30, 2001
- -----------------------------
Joseph A. Sarubbi

                                  EXHIBIT INDEX

Exhibit                                                                   Page
Number    Description                                                     Number
- ------    -----------                                                     ------

10.27**   Restated Employment Agreement dated as of April 1, 2000,        A-1
          between NUWAVE Technologies, Inc. and Gerald Zarin.

10.28**   Restated sublease agreement dated September 18, 2000, between   A-2
          NUWAVE Technologies, Inc. and Simon, Sarver & Rosenberg.

10.29**   Agreement dated April 7, 2000, between NUWAVE Technologies,     A-3
          Inc. and Eastman Kodak.

23.1**    Consent of Richard A. Eisner & Co., LLP                         A-4

24.1** Power of Attorney (included on signature page of this Registration Statement on Form 10-KSB).


** Filed herewith.

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE(S)
                                                                       -------

Reports of Independent Accountants ................................. F-2 - F-3

Balance Sheet as of December 31, 2000 ..............................     F-4

Statements of Operations for the years ended December 31, 1999 and
     December 31, 2000 and for the cumulative period from
     July 17, 1995 (inception) to December 31, 2000.................     F-5

Statement of Stockholders' Equity for cumulative period from
     July 17,1995 (inception) to December 31, 2000.................. F-6 - F-8

Statements of Cash Flows for the years ended December 31,1999 and and December 31, 2000 and for the cumulative period from
     July 17, 1995 (inception) to December 31, 2000 ................ F-9 - F-10

Notes to Financial Statements....................................... F-11 - F-23

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
NUWAVE Technologies, Inc.
Fairfield, New Jersey


We have audited the accompanying balance sheet of NUWAVE Technologies, Inc. (a development stage enterprise) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000 and the cumulative amounts for the period from July 17, 1995 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The amounts for the period from July 17, 1995 (inception) to December 31, 1996, included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 2000, were audited by other accountants whose report dated March 26, 1997, expressed an unqualified opinion on such amounts.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NUWAVE Technologies, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000 and the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP


Florham Park, New Jersey
February 28, 2001

PRICEWATERHOUSECOOPERS
- --------------------------------------------------------------------------------
                                                     PricewaterhouseCoopers LLP
                  REPORT OF INDEPENDENT ACCOUNTANTS  1301 Avenue of the Americas
                                                     New York NY 10019-6013
                                                     Telephone (212) 259 1000
                                                     Facsimile (212) 259 1301




To the Board of Directors and Stockholders of NUWAVE Technologies, Inc.


     We have audited the statement of operations, cash flows of NUWAVE Technologies, Inc. (a development stage enterprise) for the period from July 17, 1995 (inception) to December 31, 1996 (not presented separately herein), included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 2000, and the related statement of stockholders' equity for the period from July 17, 1995 (inception) to December 31, 1995 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts or disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of NUWAVE Technologies, Inc. for the period from July 17, 1995 (inception) to December 31, 1996, included in the cumulative amounts for the period from July 17, 1995 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                             PricewaterhouseCoopers LLP

New York, New York
March 26, 1997

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                         ASSETS
                                                                    December 31,
                                                                        2000
                                                                   ------------

Current assets:

     Cash and cash equivalents                                     $  3,847,402

     Inventory                                                           45,013

     Prepaid expenses and other current assets                          292,192
                                                                   ------------

               Total current assets                                   4,184,607

Property and equipment                                                  109,379

Other assets                                                            350,578

Deferred tax benefits                                                   240,000
                                                                   ------------

               Total assets                                        $  4,884,564
                                                                   ============


              LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

     Accounts payable and accrued liabilities                      $    417,443
                                                                   ------------

               Total liabilities                                        417,443
                                                                   ------------

Commitments and contingencies

Stockholders' equity:

     Series A Convertible Preferred Stock, noncumulative,
     $.01 par value; authorized 400,000 shares; none outstanding.

     Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued - (preferences and rights to be designated by the Board of Directors)

     Common stock, $.01 par value; authorized 40,000,000 shares;
     outstanding 10,557,729 shares.                                     105,577

     Additional paid in capital                                      24,528,052

     Deficit accumulated during the development stage               (20,166,508)
                                                                   ------------

               Total stockholders' equity                             4,467,121
                                                                   ------------

               Total liabilties and stockholders' equity           $  4,884,564
                                                                   ============


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                           Cumulative from
                                                                            July 17, 1995
                                                   Year           Year        (inception)
                                                   ended          ended           to
                                                December 31,   December 31,   December 31,
                                                    1999           2000           2000
                                               -------------  -------------  -------------
Net Sales                                      $      16,553  $      14,460  $     553,833
Cost of Sales                                         (2,200)        (4,408)       (15,728)
                                               -------------  -------------  -------------
                                                      14,353         10,052         38,105
                                               -------------  -------------  -------------

Operating expenses:

Research and development expenses              $    (938,745) $  (1,182,833) $  (7,502,742)

General and administrative expenses               (2,503,812)    (3,313,909)   (13,026,361)
                                               -------------  -------------  -------------

                                                  (3,442,557)    (4,496,742)   (20,529,103)
                                               -------------  -------------  -------------

          Loss from operations                    (3,428,204)    (4,486,690)   (20,490,998)
                                               -------------  -------------  -------------

Other income (expense):

          Interest income                            174,086        274,436      1,016,501

          Interest expense                            (5,709)       (10,475)      (347,726)

          Rave settlement costs                     (338,895)                     (338,895)
                                               -------------  -------------  -------------

                                                    (170,518)       263,961        329,880
                                               -------------  -------------  -------------

Net loss before (provision) benefit for income
          taxes and  extraordinary item           (3,598,722)    (4,222,729)   (20,161,118)

          (Provision) benefit  for income taxes      908,350        (65,580)       842,770
                                               -------------  -------------  -------------

Net loss before extraordinary item                (2,690,372)    (4,288,309)   (19,318,348)

          Extraordinary item                                                      (848,160)
                                               -------------  -------------  -------------

          Net loss                             $  (2,690,372) $  (4,288,309) $ (20,166,508)
                                               =============  =============  =============

Basic and diluted loss per share:

          Weighted average number of
          common shares outstanding                8,419,644     10,135,345
                                               =============  =============

          Basic and diluted loss per share     $       (0.32) $       (0.42)
                                               =============  =============


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                     SERIES A
                                                   CONVERTIBLE
                                                 PREFERRED STOCK            COMMON STOCK         ADDITIONAL
                                            ------------------------  ------------------------    PAID-IN
                                              SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL
                                            -----------  -----------  -----------  -----------  -----------
Common shares issued in connec-
  tion with the formation of the
  company..................................                             2,060,000  $    20,600

Common shares returned and retired
  without consideration....................                              (125,000)      (1,250) $     1,250

Sale of Series A convertible pre-
  ferred stock for cash of $1.50 per
  share....................................     600,000  $     6,000                                894,000

Common shares issued with initial
  bridge notes payable for cash of
  $1.50 per share..........................                                70,000          700      104,300

Costs incurred in connection with
  equity financing.........................

Net loss for the period from July
  17, 1995 (inception) to December
  31, 1995.................................
                                            -----------  -----------  -----------  -----------  -----------

Balance at December 31, 1995...............     600,000        6,000    2,005,000       20,050      999,550

Common shares issued in connec-
  tion with the exchange of the
  initial bridge notes for 14 bridge
  units....................................                                70,000          700      139,300

Common shares issued with bridge
  notes payable for cash of $2.00
  per share................................                               330,000        3,300      656,700

Costs incurred in connection with
  the private placement offering
  relating to the equity financing.........                                                        (134,000)

Common shares issued  in connec-
  tion with the initial public offering
  for cash of $5.00 per share..............                             2,300,000       23,000   11,477,000

2,530,000 common stock purchase
  warrants issued in connection with
  the initial public offering for cash
  of $0.10 per warrant.....................                                                         253,000

220,000 common stock purchase warrants
  and 220,000 redeemable warrants
  issued to the underwriter in con-
  nection with the initial public offering
  for cash of $10.00.......................                                                              10

Conversion of 600,000 preferred
  shares into 600,000 common
  shares in connection with the
  initial public offering..................    (600,000)      (6,000)     600,000        6,000


                                                         DEFICIT
                                                       ACCUMULATED
                                          DEFERRED     DURING THE
                                           EQUITY      DEVELOPMENT
                                            COSTS         STAGE        TOTAL
                                         ------------  -----------  -----------

Common shares issued in connec-
  tion with the formation of the
  company................................                           $    20,600

Common shares returned and retired
  without consideration..................

Sale of Series A convertible pre-
  ferred stock for cash of $1.50 per
  share..................................                               900,000

Common shares issued with initial
  bridge notes payable for cash of
  $1.50 per share........................                               105,000

Costs incurred in connection with
  equity financing.......................$    (38,400)                  (38,400)

Net loss for the period from July
  17, 1995 (inception) to December
  31, 1995...............................              $  (910,591)    (910,591)
                                         ------------  -----------  -----------

Balance at December 31, 1995.............     (38,400)    (910,591)      76,609

Common shares issued in connec-
  tion with the exchange of the
  initial bridge notes for 14 bridge
  units..................................                               140,000

Common shares issued with bridge
  notes payable for cash of $2.00
  per share..............................                               660,000

Costs incurred in connection with
  the private placement offering
  relating to the equity financing.......$     13,400                  (120,600)

Common shares issued  in connec-
  tion with the initial public offering
  for cash of $5.00 per share............                            11,500,000

2,530,000 common stock purchase
  warrants issued in connection with
  the initial public offering for cash
  of $0.10 per warrant...................                               253,000

220,000 common stock purchase warrants
  and 220,000 redeemable warrants
  issued to the underwriter in con-
  nection with the initial public
  offering for cash of $10.00............                                    10

Conversion of 600,000 preferred
  shares into 600,000 common
  shares in connection with the
  initial public offering................                                     -


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                     SERIES A
                                                   CONVERTIBLE
                                                 PREFERRED STOCK            COMMON STOCK         ADDITIONAL
                                            ------------------------  ------------------------    PAID-IN
                                              SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL
                                            -----------  -----------  -----------  -----------  -----------
Costs incurred in connection with
  the initial public offering..............                                                      (2,214,582)

Common shares issued in connection
  with the exercise of 20,000 stock
  options for cash of  $1.50 per
  share....................................                                20,000          200       29,800

Net loss for the year ended
  December 31, 1996........................
                                            -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1996...............              $     -        5,325,000  $    53,250  $11,206,778

Common shares issued in connection
  with the exercise of 23,334 stock
  options for cash of  $2.00 per
  share....................................                                23,334          233       46,435

Net loss for the year ended
  December 31, 1997........................

                                            -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1997...............       -      $     -        5,348,334  $    53,483  $11,253,213

Common shares issued in connec-
  tion with a private placement
  for cash of $3.95 per share
  with 50,000 warrants and 50,000
  supplemental warrants....................                               253,485        2,535      997,465

Costs incurred in connection with
  private placement........................                                                        (140,652)

Common shares issued in connection
  with the exercise of 11,666 stock
  options for cash of  $2.00 per
  share....................................                                11,666          117       23,215

Warrants to purchase common stock
  issued in connection with a
  consulting agreement.....................                                                         217,040

2,742,904 Common shares issued with
  2,057,207 class A warrants to
  purchase common shares in connec-
  tion with a private placement for
  a cash price ranging from $2.50 to
  $3.06 per share..........................                             2,742,904       27,429    7,253,117

18.2 Unit Warrants issued in
  connection with private placement........                                                               6

Costs incurred in connection with
  private placement........................                                                      (1,244,990)

                                                         DEFICIT
                                                       ACCUMULATED
                                          DEFERRED     DURING THE
                                           EQUITY      DEVELOPMENT
                                            COSTS         STAGE        TOTAL
                                         ------------  -----------  -----------

Costs incurred in connection with
  the initial public offering............      25,000                (2,189,582)

Common shares issued in connection
  with the exercise of 20,000 stock
  options for cash of  $1.50 per
  share..................................                                30,000

Net loss for the year ended
  December 31, 1996......................               (4,430,649)  (4,430,649)
                                         ------------  -----------  -----------

Balance at December 31, 1996.............$      -      $(5,341,240) $ 5,918,788

Common shares issued in connection
  with the exercise of 23,334 stock
  options for cash of  $2.00 per
  share..................................                                46,668

Net loss for the year ended
  December 31, 1997......................               (3,848,316)  (3,848,316)
                                         ------------  -----------  -----------

Balance at December 31, 1997.............$      -      $(9,189,556) $ 2,117,140

Common shares issued in connec-
  tion with a private placement
  for cash of $3.95 per share
  with 50,000 warrants and 50,000
  supplemental warrants..................                             1,000,000

Costs incurred in connection with
  private placement......................                              (140,652)

Common shares issued in connection
  with the exercise of 11,666 stock
  options for cash of  $2.00 per
  share..................................                                23,332

Warrants to purchase common stock
  issued in connection with a
  consulting agreement...................                               217,040

2,742,904 Common shares issued with
  2,057,207 class A warrants to
  purchase common shares in connec-
  tion with a private placement for
  a cash price ranging from $2.50 to
  $3.06 per share........................                             7,280,546

18.2 Unit Warrants issued in
  connection with private placement......                                     6

Costs incurred in connection with
  private placement......................                            (1,244,990)


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                 SERIES A
                                                CONVERTIBLE
                                              PREFERRED STOCK             COMMON STOCK       ADDITIONAL
                                         ------------------------  ------------------------    PAID-IN
                                           SHARES       AMOUNT        SHARES       AMOUNT      CAPITAL
                                         -----------  -----------  -----------  -----------  -----------
Net loss for the year ended
  December 31, 1998....................
                                         -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1998...........        -            -        8,356,389       83,564   18,358,414

Issuance of common stock in connection
  with an arbitration settlement.......                                100,000        1,000      145,200

Issuance of options in connection with
  an arbitration settlement............                                                           17,695

Common shares issued in connection
  with the exercise of 12,500 stock
  options for cash of  $1.462 per
  share................................                                 12,500          125       18,150

Costs incurred in connection with
  private placement....................                                                          (44,638)

Warrants to purchase common stock
  issued in connection with a
  consulting agreements................                                                          204,447

Net loss for the year ended
  December 31, 1999....................
                                         -----------  -----------  -----------  -----------  -----------
  Balance at December 31, 1999                 -      $     -        8,468,889  $    84,689  $18,699,268

2,088,608 Common shares issued with
  1,044,304 warrants to
  purchase common shares in connec-
  tion with a private placement for
  a cash price of $3.95 per share......                              2,088,608       20,886    6,579,114

Costs incurred in connection with
  private placement....................                                                       (1,107,369)

Warrants to purchase common stock
  issued in connection with
  consulting agreements................                                                          311,033

Options issued at less than market.....                                                           45,134

232 Common shares issued in
  connection with the exercise of
  stock warrants.......................                                    232            2          872

Net loss for the year ended
  December 31, 2000....................
                                         -----------  -----------  -----------  -----------  -----------
  Balance at December 31, 2000                 -      $     -       10,557,729  $   105,577  $24,528,052
                                         ===========  ===========  ===========  ===========  ===========


                                                         DEFICIT
                                                       ACCUMULATED
                                          DEFERRED     DURING THE
                                           EQUITY      DEVELOPMENT
                                            COSTS         STAGE        TOTAL
                                         ------------  -----------  -----------

Net loss for the year ended
  December 31, 1998....................                 (3,998,271)  (3,998,271)
                                         ------------  -----------  -----------
Balance at December 31, 1998...........         -      (13,187,827)   5,254,151

Issuance of common stock in connection
  with an arbitration settlement.......                                 146,200

Issuance of options in connection with
  an arbitration settlement............                                  17,695

Common shares issued in connection
  with the exercise of 12,500 stock
  options for cash of  $1.462 per
  share................................                                  18,275

Costs incurred in connection with
  private placement....................                                 (44,638)

Warrants to purchase common stock
  issued in connection with a
  consulting agreements................                                 204,447

Net loss for the year ended
  December 31, 1999....................                 (2,690,372)  (2,690,372)
                                         ------------  -----------  -----------
  Balance at December 31, 1999           $      -     $(15,878,199) $ 2,905,758

2,088,608 Common shares issued with
  1,044,304 warrants to
  purchase common shares in connec-
  tion with a private placement for
  a cash price of $3.95 per share......                               6,600,000

Costs incurred in connection with
  private placement....................                              (1,107,369)

Warrants to purchase common stock
  issued in connection with
  consulting agreements................                                 311,033

Options issued at less than market.....                                  45,134

232 Common shares issued in
  connection with the exercise of
  stock warrants.......................                                     874

Net loss for the year ended
  December 31, 2000....................                 (4,288,309)  (4,288,309)
                                         ------------  -----------  -----------
  Balance at December 31, 2000                    $ - $(20,166,508) $ 4,467,121
                                         ============  ===========  ===========


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                   Cumulative
                                                                                       from
                                                                                  July 17, 1995
                                                        Year           Year        (inception)
                                                        Ended          Ended            to
                                                     December 31,   December 31,   December 31,
                                                         1999          2000            2000
                                                     ------------   ------------   ------------
Cash flows from operating activities:

     Net loss                                        $ (2,690,372)  $ (4,288,309)  $(20,166,508)

     Adjustments to reconcile net loss to net cash used in operating activities:

     Extraordinary item                                                                 848,160

     Depreciation expense                                  52,026         71,794        238,579

     Amortization of website development costs                            34,555         34,555

     Amortization of debt discount                                                      168,778

     Amortization of deferred financing costs                                            89,062

     (Increase) Decrease in inventory                       8,184         (4,124)       (45,013)

     (Increase) Decrease in prepaid expenses and
     other current assets                                  29,749       (195,207)      (292,192)

     (Increase) Decrease in other assets                   98,148          9,950        (54,181)

     (Increase) Decrease in  Deferred tax benefits       (908,350)       668,350       (240,000)

     Increase (Decrease)  in accounts payable and
     accrued liabilities                                   13,354        142,888        417,443

     Extension of Stock Options expiration date at
     less than current market price                                       45,134         45,134

     Issuance of warrants in connection with
     consultant agreements                                204,447        311,033        732,520

     Issuance of common stock in connection with
     an arbitration settlement                            146,200                       146,200

     Issuance of options in connection with
     an arbitration settlement                             17,695                        17,695

     Issuance of common stock for services rendered                                      20,600
                                                     ------------   ------------   ------------

               Net cash used in operating activities   (3,028,919)    (3,203,936)   (18,039,168)
                                                     ------------   ------------   ------------

Cash flows from investing activities:

     Purchase of property and equipment                   (41,663)       (80,507)      (347,958)
     Capitalized software and website development costs                 (330,952)      (330,952)
                                                     ------------   ------------   ------------

               Net cash used in investing activities      (41,663)      (411,459)      (678,910)
                                                     ------------   ------------   ------------
Cash flows from financing activities:

     Proceeds from sales of Series A Convertible
     Preferred Stock                                                                    900,000

     Proceeds from issuance of initial bridge units                                     350,000


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                    Cumulative
                                                                                       from
                                                                                  July 17, 1995
                                                        Year           Year        (inception)
                                                        Ended          Ended            to
                                                     December 31,   December 31,   December 31,
                                                         1999           2000           2000
                                                     ------------   ------------   ------------
     Proceeds from issuance of bridge units, net of
     exchange of initial bridge notes                                                 1,650,000

     Proceeds from IPO                                                               11,753,010

     Proceeds from equity offering - February 6, 1998                                 1,000,000

     Proceeds from equity offering May 19 to
     June 6, 1998                                                                    7,280,546

     Proceeds from equity offering - March 14, 2000                    6,600,000      6,600,000

     Repayment of initial bridge notes                                               (2,000,000)

     Costs incurred for equity offerings and warrants     (44,638)    (1,107,369)    (4,886,225)


     Issuance of common stock in connection with
     exercise of stock options and/or warrants             18,275            874        119,149

     Release of restricted cash                            76,078

     Deferred financing costs                                                          (201,000)
                                                     ------------   ------------   ------------

     Net cash provided by financing activities             49,715      5,493,505     22,565,480
                                                     ------------   ------------   ------------

     Net increase (decrease) in cash and cash
     equivalents                                       (3,020,867)     1,878,110      3,847,402

Cash and cash equivalents at the beginning of
the period                                              4,990,159      1,969,292
                                                     ------------   ------------   ------------

     Cash and cash equivalents at the end of the
     period                                          $  1,969,292   $  3,847,402   $  3,847,402
                                                     ============   ============   ============

Supplemental disclosure of cash flow information:

     Interest paid during the period                 $      5,709   $     10,475   $     89,886
                                                     ============   ============   ============

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
                                                                                   ============


   The accompanying notes are an integral part of these financial statements

1.   ORGANIZATION AND BUSINESS

     NUWAVE Technologies, Inc. (the "Company"), a development stage enterprise, was incorporated in Delaware on July 17, 1995. It has had only a limited operating history and has had only limited sales of its products to date. Since its inception in July 1995, the Company has been engaged primarily in the research and development of proprietary video enhancement technology designed to significantly enhance video output devices with clearer sharper details and more vibrant colors when viewed on the display screen. This technology is known as the NUWAVE Video Processor ("NVP") technology. The Company intends to license this technology or have it manufactured in the form of Application Specific Integrated Circuits ("ASIC") through third parties and to directly market products which use this technology to improve picture quality in set-top boxes, televisions, VCR's, DVD's, camcorders and other video devices. In addition to the NVP technology, the Company has completed development of proprietary software technology with the ability to digitally enhance both pictures and videos on PC's while the user is surfing the Internet or working offline. The Company conducts its operations primarily in the United States.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all cash balances, money market instruments, and other highly liquid investments with insignificant interest rate risk and original maturities of three months or less. At December 31, 2000, $3,847,402 of money market accounts and commercial checking accounts, the fair value of which approximate cost, are included in cash and cash equivalents.

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

RESEARCH AND DEVELOPMENT EXPENSES

     Expenditures for research and development are expensed as incurred with the exception of the following costs relating to website and software development.

     Website Development Costs:

     The Company accounts for its website development costs in a manner consistent with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company is amortizing its capitalized website development cost over 24 months. As of December 31, 2000, the Company has capitalized website development costs aggregating $178,609 and accumulated amortization aggregated $34,555.

     Software Development Costs:

     The Company capitalizes software development costs when the preliminary project stage is completed. All other software development costs are expensed as research and development as incurred.

     The Company amortizes the capitalized software development costs over their estimated useful life, generally three years. It is reasonably possible that the remaining economic useful life of the software may vary in the near term.

     During the year ended December 31, 2000, the Company capitalized software development costs totaling $152,343. No amortization of capitalized software costs was recognized during the year ended December 31, 2000.

ADVERTISING EXPENSES

     The Company expenses advertising costs which consist primarily of promotional items, print and digital media. Advertising and promotional expenses charged to operations for the cumulative period from July 17, 1995 (inception) to December 31, 2000 amounted to $1,153,781 and for the years ended December 31, 2000 and December 31, 1999 amounted to $582,798 and$33,083, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," providing guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company does not expect the adoption of SAB 101 to have an impact on the Company's results of operations, financial position or cash flows.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                              Useful Lives     December 31,
                                                in Years           2000
                                              ------------     ------------
Furniture and Fixtures....................          10          $  5,523
Computers.................................           5           248,362
Equipment.................................           5            94,073
                                                                --------
                                                                $347,958
  Less, accumulated depreciation..........                       238,579
                                                                --------
                                                                $109,379
                                                                ========

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                               December 31,
                                                                   2000
                                                               ------------
Accounts payable............................                     $359,160
Legal and accounting fees...................                       58,283
                                                                 --------
                                                                 $417,443

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

     On February 9, 2000, the board of directors and the Company's stockholders authorized the increase in the shares of common stock to 40,000,000 common shares, par value $.01 per share.

     In July 1996, the Company completed an IPO in which it sold 2,300,000 common shares and 2,530,000 Redeemable Common Stock Purchase Warrants (the "Warrants") to purchase an additional 2,530,000 common shares. The Warrants became exercisable at $5.50 per share on July 3, 1997, and have an expiration date of July 3, 2001. The Warrants are redeemable by the Company at any time on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid quotation of the Common Stock as reported on the NASDAQ Stock Market, if traded thereon, or if not traded thereon, the average closing sale price of the Common Stock if listed on a national securities exchange (or other reporting system that provides last sale prices), has been at least 150% of the then current exercise price of the Warrants (currently $5.985) for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption. The Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption. The Underwriter will receive from the Company a Warrant Solicitation fee of five percent (5%) of the aggregate exercise price of the Warrants if the market price of the Common Stock is greater than the exercise price of the Warrants on the date of exercise.

     Also in connection with the IPO, the Company issued to the Underwriter, for an aggregate purchase price of $10.00, warrants to purchase ( i ) 220,000 shares of Common Stock and ( ii ) 220,000 Redeemable Warrants to purchase Common Stock

(the "Underwriter's Warrants"). The Underwriter's Warrants are exercisable at $8.25. The warrants expire July, 2001.

     On February 6, 1998, the Company entered into a two-year agreement with an investor whereby the Company issued 253,485 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), for an aggregate purchase price of $1,000,000. In addition, subject to certain conditions, the agreement provided that, from time to time over the life of the agreement the Company could put shares of the Company's Common Stock. On December 20, 1999, the agreement, along with any remaining obligations of either party was terminated by mutual consent.

     In connection with a consultant agreement, the Company issued warrants to purchase 400,000 shares of common stock to the Consultant. The warrants have an exercise price of $4 per share, became exercisable September 3, 1999, and expire on March 3, 2003. The fair value of these warrants was estimated at $386,805 and has been charged to operations over the life of the initial term of the consulting agreement, $169,765 and $217,040 was charged against operations for the years ended December 31, 1999 and 1998, respectively.

     On May 11, 1998, the Company entered into a placement agency agreement with the Consultant to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the "Securities Act"), 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants ("Class A Warrants") between May 19, 1998 and June 6, 1998, for an aggregate purchase price of $7,280,546. Each Class A Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.24, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time during the period commencing from June 6, 1998 and expiring on May 11, 2003. The Class A Warrants are subject to redemption by the Company at $.01 per Class A Warrant 12 months after the effective date of a registration statement covering the Class A Warrants on not less than 30 days prior written notice to the holders of the Class A Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Class A Warrants for a period of thirty consecutive trading days ending on the day prior to the day on which the Company gives notice of redemption. The Class A Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption.

     The Consultant, for acting as placement agent, received a commission of 10% ($728,055) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($218,416) and reimbursement of other costs, including legal expenses relating to the offering ($77,171). In addition, the Consultant, as part of its compensation, received warrants exercisable until May 11, 2003, to purchase up to (i) 688,084 shares of the Company's Common Stock at a price per share ranging from $2.50 to $3.06 and (ii) warrants to purchase up to 516,068 shares of the Company's common stock at a price per share of $3.24.

     On May 28, 1999, in accordance with the terms of Rave Settlement Agreement, the Company issued 100,000 shares of its Common Stock and options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.46. Operations has been charged $163,895, the estimated fair value of the Common Stock and options on May, 28 1999.

     On February 14, 2000, the Company entered into a placement agency agreement with Janssen-Meyers Associates, L.P. ("JMA") to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the "Securities Act"), Units of the Company's securities consisting of 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock Purchase Warrants ("Common Stock Purchase Warrants") on March 14, 2000, for an aggregate purchase price of $6,600,000. Each Common Stock Purchase Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.95, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time during the period commencing from March 14, 2000, and expiring on March 14, 2003. The Common Stock Purchase Warrants are subject to redemption by the Company at $.01 per Warrant 12 months after the effective date of a registration statement covering the Warrants on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Warrants for a period of thirty consecutive trading days ending within five days prior to the date on which the Company gives notice of redemption. The Common Stock Purchase Warrants will be exercisable through March 14, 2003.

     Janssen-Meyers Associates, for acting as placement agent, received a commission of 10% ($660,000) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($198,000) and reimbursement of other costs, including legal expenses relating to the offering ($54,399). In addition, as part of its compensation, JMA received warrants exercisable until March 14, 2005 to purchase ( i ) up to 522,152 shares of the Company's Common Stock at a price per share of $3.16 and ( ii ) warrants to purchase up to 261,080 Common shares at $3.95, exercisable until March 14, 2003.

     As a result of the above and a previous private equity placement and in accordance with the provisions of the Warrant Agreement dated as of July 3, 1996, between the Company, Rickel & Associates, Inc. and American Stock Transfer & Trust Company, adjustments have been made to the exercise price (the "Warrant Price") for the warrants issued pursuant to such Agreement (the "Public Warrants") and to the number of shares of Common Stock issuable on exercise of the Public Warrants. The Warrant Price has been reduced from $5.50 to $3.99. In addition, for every share of Common Stock the warrant holders were entitled to prior to these dilutive transactions (2,530,000 shares), the warrant holders are now entitled to 1.378 shares (3,486,340 shares). Also, pursuant to the Warrant Agreement, the Company can redeem the Public Warrants in the event that the average closing price of the Company's Common Stock is at least 150% of the then current Warrant Price of the Public Warrants for a period of 20 consecutive trading days: consequently, the average closing price now required is $5.985.

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

     On March 1 and March 27, 1996, the Company sold and exchanged to accredited investors an accumulative total of 80 units (the "bridge units") in its PPO. Each bridge unit consisted of (i) a senior subordinated non-negotiable promissory note ("Bridge Notes") in the principal amount of $25,000, with a stated interest rate of 10% per annum, and (ii) 5,000 shares of common stock with a fair market value of $2.00 per share. After giving effect to the amortization of the Bridge Notes debt discount, the effective interest rate of the Bridge Notes was 49%.

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

     A summary of the Company's stock option activity under its plans, and related information, is as follows:

                                                                     Weighted
                                      Number of                      Average    Number of
                                       Common      Exercise Price    Exercise     Shares
                                       Shares     Range per Share     Price     Exercisable
                                       ------     ---------------     -----     -----------
Outstanding at December 31, 1998...   1,214,500   $ 1.50 - $ 6.88     $ 3.18      633,503
Granted                                 205,000   $ 1.97 - $ 2.50     $ 2.03      =======
Cancelled                               (25,000)  $ 3.00 - $ 3.25     $ 3.20
                                      ---------
Outstanding at December 31, 1999...   1,394,500   $ 1.50 - $ 6.88     $ 3.02    1,199,338
Granted                                  57,500   $ 1.00 - $ 2.44     $ 1.42    =========
Cancelled                               (60,000)  $ 1.50 - $ 2.50     $ 1.67
                                      ---------
Outstanding at December 31, 2000...   1,392,000   $ 1.00 - $ 6.88     $ 3.01    1,282,340
                                      =========                                 =========


     Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results, had the Company prepared its financial statements in accordance with the fair-value-based method of accounting for stock-based compensation are shown below.

     Exercise prices and weighted-average contractual lives for stock options outstanding as of December 31, 2000, are as follows:

                         Options Outstanding           Options Exercisable
                  ---------------------------------- -----------------------
                               Weighted
                               Average      Weighted                Weighted
                              Remaining      Average                Average
    Range of        Number    Contractual   Exercise    Number      Exercise
Exercise Prices   Outstanding    Life        Price   Exercisable     Price
- ---------------   ----------- -----------   -------- -----------    --------
$ 1.00 - $ 2.50     567,500      6.13        $1.68     460,840        $1.66
$ 3.00 - $ 3.25     653,000      2.40        $3.25     653,000        $3.25
$ 5.87 - $ 6.88     171,500      2.08        $6.50     168,500        $6.50

     The following table summarizes the pro forma operating results of the Company, had compensation costs for the stock options granted been determined in accordance with the fair- value-based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since certain option grants awarded during 1999 and 2000 vest over several years and additional awards are expected to be issued in the future, the pro forma results noted below are not likely to be representative of the effects on future years of the application of the fair-value-based method.

                                                            Year Ended
                                              ---------------------------------------
                                              December 31, 1999     December 31, 2000
                                              -----------------     -----------------
Pro forma net loss............................    $(2,986,914)         $(4,645,897)
Pro forma basic and diluted loss per share....    $      (.35)         $      (.55)

     For the purpose of the above pro forma information, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1999 and 2000 was $1.52 and $1.18, respectively. The following weighted-average assumptions were used in computing the fair value of option grants for 1999 and 2000: weighted-average risk-free interest rates ranged from 5.50% to 6.39% for 1999 and 5.24% to 6.66% for 2000; zero dividend yields for both years;

volatility of the Company's Common Stock of 60% for 1999 and 134% for 2000; and an expected life of the options of ten years for both years.

     On May 4, 2000, the Company extended the expiration dates on certain options granted to executive officers. At the time of the granting of the extensions the market value of the Company's common stock exceeded the exercise price of the options. Accordingly, the Company recognized an expense of $45,134 during 2000.


Performance Incentive Stock Option Plan

     On January 31, 1996, the Company adopted its 1996 Performance Incentive Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted to key employees and consultants (the "Participants") by certain disinterested directors of the Board of Directors. Any incentive option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A nonqualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) must have an exercise price of at least the par value of the stock. Stock appreciation rights may be granted in conjunction with the grant of an incentive or nonqualified option under the Plan or independently of any such stock option. The directors determine the vesting of the options under the Plan at the date of grant. A maximum of 1,205,000 options can be awarded under the Plan (as amended May 26, 1998). As of December 31, 1996, no options had been issued. During 1997, 172,500 options were granted and 25,000 options were canceled under the plan. During 1998, 605,000 options were granted under the plan. During 1999, 145,000 options were granted under the plan.

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

     On November 25, 1996, four Eligible Directors were each granted 3,000 stock options at an exercise price of $5.75 per share. On May 29, 1997, four Eligible Directors were each granted 5,000 stock options at an exercise price of $6.75 per share. On May 26, 1998, one eligible director was granted 53,000 options at an excise price of $3.25 per share and the three remaining Eligible Directors were each granted 25,000 stock options at $3.25 per share. The maximum number of shares of Common Stock with respect to which options may be granted under the Director's Plan (as amended May 26, 1998) is 235,000 shares. During 1998, 13,000 options previously granted under the plan were cancelled. During 2000, 15,000 options were granted at $2.44 per share, under the plan. As of December 31, 2000, there are 33,000 stock options reserved for issuance in the Director's Plan.

6.   RAVE SETTLEMENT

     On November 13, 1998, pursuant to the provisions of an Exclusive Worldwide Licensing Agreement the "License Agreement" and a Development Agreement, both dated July 21,1995 the Company commenced an arbitration proceeding against Rave and its principal Randy Burnworth seeking (a) damages for the injuries to the Company caused by Rave's and Burnworth's breaches of their contractual and common law obligations to the Company, and (b) a declaration that, among other things, Rave is not entitled to any royalties or other payments with respect to the Company's technology and that the Company continues to have exclusive license rights to the "Licensed Product" and "Licensed Process" under the License Agreement.

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

7.   INCOME TAXES

     The tax effect of temporary differences consists of the following:

                                                               December
                                                               31, 2000
                                                             ------------
          Deferred tax assets:
            Start up costs...............................    $   840,041
            Property and equipment.......................          5,434
            Research credits.............................        145,879
            Net operating loss carryforward..............      6,572,775
                                                             -----------
                                                               7,564,129
            Valuation allowance..........................     (7,324,129)
                                                             -----------
                                                             $   240,000
                                                             ===========

     Income tax benefit (expense) as of December 31, 2000 and 1999 consists of the following:

                                                       1999           2000
                                                       ----           ----
          State.................................
            Current.............................                     602,770
            Deferred............................      908,350       (668,350)
                                                   ----------      ----------
                                                   $  908,350      $ (65,580)
                                                   ==========      ==========

     In accordance with New Jersey statues, the Company has entered into an agreement to sell certain New Jersey net operating losses and research and development credits. Accordingly, a state income tax benefit (expense) and deferred tax asset has been recognized in 2000.

     The change in valuation allowances for the years ended December 31, 2000 and 1999 were $1,976,500 and $144,691, respectively.

     The difference between the statutory federal income tax rate and the effective rate for the Company's income tax benefit (expense) for each of the years ended December 31, 2000 and 1999, respectively, is summarized as follows:

                                                                         2000    1999
                                                                         ----    ----
     Statutory federal income tax rate...............................   34.0%    34.0%
     State income tax benefits (expense) net of federal tax effect...   (1.0)%   16.7%
     Increase in valuation allowance.................................  (33.8)%  (25.0)%
     Miscellaneous...................................................   (0.8)%   (0.4)%
                                                                       -------  -------
     Effective income tax rate.......................................   (1.6)%    25.3%
                                                                       -------  -------

     As of December 31, 2000, the Company has unused net operating loss carryforwards of $17,900,000 available for federal income tax purposes. The unused net operating loss carryforwards expire in various years from 2010 to 2020. The Company, in the future, may be subject to limitations on the use of its NOL's as provided under Section 382 of the Internal Revenue Code.

8.   COMMITMENTS AND CONTINGENCIES

CONSULTING AND REPRESENTATIVE AGREEMENTS

     On July 22, 1998, the Company contracted with David Kwong ("consultant") to sell and license products in China and to maintain a sales office for the Company in China. The contract may be terminated, by either party, any time subsequent to September 30, 1999 by giving the other party at least 90 days' notice of termination. In return for such services the Company agreed to pay the consultant a monetary commission and grant certain stock options upon attaining determined sales levels. The Company further agreed to pay the costs to establish and maintain an office in China within the limits of an approved budget. As of December 31, 1999, a total of $228,440 had been paid under the terms of the contract, representing consulting fees of $106,500, office expenses of $90,492 and travel costs of $31,448. As of December 31, 2000, a total of $292,036 had been paid under the terms of the contract, representing consulting fees of $119,500, office expenses of $120,985 and travel costs of $51,551. No commissions had been earned and no stock options had been granted through December 31, 2000 pursuant to this agreement.

     On November 11, 1999, the Company contracted with Wolfe Axelrod Associates
(WAA) to provide various Investor Relations and Public Relations services for the Company. The contract is for an initial period of twelve months and provides for automatic renewal for an additional one-year period unless terminated by NUWAVE's written notification at least 30 days prior to the end of the 12 month term provided however that NUWAVE may terminate this agreement upon 30 days written notice within the initial seven months of the contract. In return for such services the Company granted to WAA 300,000 options for the purchase of the Company's common stock at $2.00 per share (market price on date of grant). The 300,000 options vest as follows: 125,000 on July 14, 2000; 100,000 on November 15, 2000, provided that the contract remained in force beyond July 14, 2000 and 75,000 on November 15, 2000, provided that the contract remains in force on that date. The estimated fair value of the options at date of issue was $342,286 and is being amortized over twelve months. For the years ended December 31, 1999 and 2000 the Company recognized expenses of $34,682 and $307,604, respectively, relating to this agreement. In addition the Company agreed to pay WAA a fee of $10,000 per month plus normal business expenses.

LEASES

     The Company leases shared office space on a month-to-month basis for a monthly rental of $7,260. Rent expense incurred for the cumulative period from July 17, 1995 (inception) to December 31, 2000 amounted to $357,946; and for the years ended December 31, 2000 and December 31, 1999 amounted to $84,028 and $77,471, respectively.

EMPLOYMENT AGREEMENTS

     Mr. Zarin entered into an employment agreement with the Company, dated as of April 1, 2000, pursuant to which he agreed to serve as the Company's President and Chief Executive Officer through December 31, 2007, after which time the Employment Agreement shall automatically continue for additional one year periods (the "Renewal Terms") unless either Zarin or the Corporation notifies the other at least six months prior to the end of the initial or any Renewal Term. The agreement provided for an initial salary of $120,000 per year, which was increased to $150,000 on May 11, 2000. Mr. Zarin is also entitled to an annual bonus based on the performance of the Corporation equal to (i) 50% of his base compensation if the Company's net profits before taxes are equal to projections to be approved by the Company's Board of Directors, (ii) 75% of his base compensation if the Company's net profits before taxes are equal to 105% of such projections, and (iii) 100% of his base compensation if the Company's net profits before taxes are equal to 115% of such projections. Mr. Zarin can terminate the agreement upon 180 days notice. The Company can terminate the agreement for good cause at any time. If the Company elects not to renew the Agreement and has given proper notification, Mr. Zarin will receive on the date of termination an amount equal to 150% of his base compensation, his entitled performance bonus and an amount equal to the average of any discretionary bonus paid for the preceding two calendar years (the "Termination Bonuses"). If the Company otherwise terminates the agreement without cause, or otherwise materially breaches the agreement prior to December 31, 2005, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement, an additional two years base compensation and any termination bonuses. If the Company otherwise terminates the agreement without cause, or otherwise materially breaches the agreement after December 31, 2005, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement, an additional three years base compensation and any termination bonuses. Pursuant to an earlier employment agreement Mr. Zarin was granted an option to purchase 200,000 shares of Common Stock at $1.50 per share. The option expires December 31, 2005 and terminates if

Mr. Zarin voluntarily leaves the Company or the employment agreement is terminated by the Company for good cause.

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