Form 10QSB
period 2001-03-31
NUWAVE TECHNOLOGIES INC
filed 2001-05-15
CIK 1009802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 10,557,729
                                    ----------------

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]


================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1.   CONDENSED FINANCIAL STATEMENTS

               Balance Sheet -   March 31, 2001 (unaudited)                 P. 3

               Statements of Operations - For the three month periods
                    ended March 31, 2000 (unaudited) and March 31, 2001 (unaudited) and for the period July 17, 1995
                    (inception) to March 31, 2001 (unaudited)               P. 4

               Statements of Cash Flows - For the three month periods
                    ended March 31, 2000 (unaudited) and March 31, 2001 (unaudited) and for the period from July 17, 1995
                    (inception) to March 31, 2001 (unaudited)               P. 5

               Notes to Condensed Financial Statements                      P. 7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    P. 9

PART II - OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             P.14


SIGNATURES                                                                  P.15

                            NUWAVE TECHNOLOGIES, INC
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                     ASSETS

                                                                     March 31,
                                                                       2001
                                                                   ------------
                                                                    (unaudited)

Current assets:

     Cash and cash equivalents                                     $  3,009,909

     Inventory                                                           61,762

     Prepaid expenses and other current assets                          271,439
                                                                   ------------

               Total current assets                                   3,343,110

Property and equipment                                                  100,548

Other assets                                                            305,944

Deferred tax benefits                                                   240,000
                                                                   ------------

               Total assets                                        $  3,989,602
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                      $    335,916
                                                                   ------------

               Total liabilities                                        335,916
                                                                   ------------

Commitments and contingencies

Stockholders' equity:

     Series A Convertible Preferred Stock, noncumulative,
     $.01 par value; authorized 400,000 shares; none outstanding.

     Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued - (preferences and rights to be designated by the Board of Directors)

     Common stock, $.01 par value; authorized 40,000,000 shares;
     outstanding 10,557,729 shares.                                     105,577

     Additional paid in capital                                      24,531,552

     Deficit accumulated during the development stage               (20,983,443)
                                                                   ------------

               Total stockholders' equity                             3,653,686
                                                                   ------------

               Total liabilties and stockholders' equity           $  3,989,602
                                                                   ============


              The accompanying notes are an integral part of these
                         condensed financial statements

                                      NUWAVE TECHNOLOGIES, INC
                                  (A Development Stage Enterprise)

                                      STATEMENTS OF OPERATIONS

                                                                                    Cumulative from
                                                                                     July 17, 1995
                                                      Three Months    Three Months    (inception)
                                                          ended           ended            to
                                                        March 31,       March 31,       March 31,
                                                          2000            2001            2001
                                                      ------------    ------------    ------------
                                                       (unaudited)     (unaudited)     (unaudited)
Net Sales                                             $      4,994    $      2,030    $     55,863
Cost of Sales                                               (1,544)           (816)        (16,544)
                                                      ------------    ------------    ------------
                                                             3,450           1,214          39,319
                                                      ------------    ------------    ------------

Operating expenses:

Research and development expenses                     $   (363,370)   $   (236,092)   $ (7,738,834)

General and administrative expenses                       (697,286)       (623,956)    (13,650,318)
                                                      ------------    ------------    ------------
                                                        (1,060,656)       (860,048)    (21,389,152)
                                                      ------------    ------------    ------------
          Loss from operations                          (1,057,206)       (858,834)    (21,349,833)
                                                      ------------    ------------    ------------

Other income (expense):

          Interest income                                   36,760          45,998       1,062,500

          Interest expense                                                  (4,099)       (351,825)

          Rave settlement costs                                                           (338,895)
                                                      ------------    ------------    ------------
                                                            36,760          41,899         371,780
                                                      ------------    ------------    ------------

Net loss before (provision) benefit for income taxes
          and extraordinary item                        (1,020,446)       (816,935)    (20,978,053)

          (Provision) benefit for income taxes                                             842,770
                                                      ------------    ------------    ------------

Net loss before extraordinary item                      (1,020,446)       (816,935)    (20,135,283)

          Extraordinary item                                                              (848,160)
                                                      ------------    ------------    ------------

          Net loss                                    $ (1,020,446)   $   (816,935)   $ 20,983,443
                                                      ============    ============    ============

Basic and diluted loss per share:

          Weighted average number of
          common shares outstanding                      8,859,069      10,557,729
                                                      ============    ============

          Basic and diluted loss per share            $      (0.12)   $      (0.08)
                                                      ============    ============


                        The accompanying notes are an integral part of these
                                   condensed financial statements

                                      NUWAVE TECHNOLOGIES, INC.
                                  (A Development Stage Enterprise)

                                      STATEMENTS OF CASH FLOWS

                                                                                      Cumulative
                                                                                          from
                                                                                     July 17, 1995
                                                      Three Months    Three Months    (inception)
                                                         Ended           Ended             to
                                                        March 31,       March 31,      March 31,
                                                          2000            2001            2001
                                                      (unaudited)     (unaudited)     (unaudited)
                                                      ------------    ------------    ------------
Cash flows from operating activities:

     Net loss                                         $ (1,020,446)   $   (816,935)   $(20,983,443)

     Adjustments to reconcile net loss to net cash used in operating activities:

     Extraordinary item                                                                    848,160

     Depreciation expense                                   14,881          10,854         249,433

     Amortization of website development costs                              22,326          56,881

     Amortization of software development costs                             12,695          12,695

     Amortization of debt discount                                                         168,778

     Amortization of deferred financing costs                                               89,062

     (Increase) Decrease in inventory                        1,544         (16,749)        (61,762)

     (Increase) Decrease in prepaid expenses and other
     current assets                                         18,698          20,753        (271,439)

     (Increase) Decrease in other assets                     7,613           9,613         (44,568)

     (Increase) Decrease in  Deferred tax benefits         363,392                        (240,000)

     Increase (Decrease) in accounts payable and
     accrued liabilities                                   (61,784)        (81,527)        335,916

     Extension of Stock Options expiration date at less
     than current market price                                                              45,134

     Issuance of warrants in connection with
     consultant agreements                                  73,003           3,500         736,020

     Issuance of common stock in connection with
     an arbitration settlement                                                             146,200

     Issuance of options in connection with
     an arbitration settlement                                                              17,695

     Issuance of common stock for services rendered                                         20,600
                                                      ------------    ------------    ------------

               Net cash used in operating activities      (603,099)       (835,470)    (18,874,638)
                                                      ------------    ------------    ------------

Cash flows from investing activities:

     Purchase of property and equipment                    (49,583)         (2,023)       (349,981)

     Capitalized software and website development costs                                   (330,952)
                                                      ------------    ------------    ------------

               Net cash used in investing activities       (49,583)         (2,023)       (680,933)
                                                      ------------    ------------    ------------

Cash flows from financing activities:

     Proceeds from sales of Series A Convertible
     Preferred Stock                                                                       900,000

     Proceeds from issuance of initial bridge units                                        350,000


                        The accompanying notes are an integral part of these
                                   condensed financial statements

                                      NUWAVE TECHNOLOGIES, INC.
                                  (A Development Stage Enterprise)

                                      STATEMENTS OF CASH FLOWS
                                                                                       Cumulative
                                                                                          from
                                                                                     July 17, 1995
                                                      Three Months    Three Months    (inception)
                                                         Ended           Ended             to
                                                       March 31,       March 31,       March 31,
                                                          2000            2001            2001
                                                      (unaudited)     (unaudited)     (unaudited)
                                                      ------------    ------------    ------------
     Proceeds from issuance of bridge units, net of
     exchange of initial bridge notes                                                    1,650,000

     Proceeds from IPO                                                                  11,753,010

     Proceeds from equity offering - February 6, 1998                                    1,000,000

     Proceeds from equity offering May 19 to
     June 6, 1998                                                                        7,280,546

     Proceeds from equity offering - March 14, 2000      6,600,000                       6,600,000

     Repayment of initial bridge notes                                                  (2,000,000)

     Costs incurred for equity offerings and warrants   (1,028,084)                     (4,886,225)

     Issuance of common stock in connection with
     exercise of stock options and/or warrants                                             119,149

     Release of restricted cash

     Deferred financing costs                                                             (201,000)
                                                      ------------    ------------    ------------

     Net cash provided by financing activities           5,571,916                      22,565,480
                                                      ------------    ------------    ------------

     Net increase (decrease) in cash and cash
          equivalents                                    4,919,234        (837,493)      3,009,909

Cash and cash equivalents at the beginning of
     the period                                          1,969,292       3,847,402
                                                      ------------    ------------    ------------

     Cash and cash equivalents at the end of
          the period                                  $  6,888,526    $  3,009,909    $ 3,009,909
                                                      ============    ============    ============

Supplemental disclosure of cash flow information:

     Interest paid during the period                                  $      4,099    $    93,985
                                                      ============    ============    ============

Supplemental disclosure of non cash investing and financing activities:

Deferred financing costs incurred in connection with the
     exchange of the initial bridge notes for 14 bridge units                         $   140,000
                                                                                      ============

Deferred equity costs charged to additional paid in
     capital in connection with the PPO                                               $    13,400
                                                                                      ============

Deferred financing costs charged to additional paid-in
     capital in connection with the IPO                                               $    25,000
                                                                                      ============

600,000 Series A Convertible Preferred Stock converted
     into Common Stock                                                                $     6,000
                                                                                      ============


                        The accompanying notes are an integral part of these
                                   condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis of Interim Financial Statement Preparation
     ------------------------------------------------

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on April 2, 2001.

2.   Capital Transactions
     --------------------

          On February 14, 2000, the Company entered into a placement agency agreement with Janssen-Meyers Associates, L.P. ("JMA") to act as the Company's placement agent in a private equity placement whereby the Company issued to certain accredited investors, as defined under Regulation D as promulgated under the Securities Act of 1933, as amended (the "Securities Act"), Units consisting of an aggregate of 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock Purchase Warrants ("Common Stock Purchase Warrants") on March 14, 2000, for an aggregate purchase price of $6,600,000. Each Common Stock Purchase Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.95, subject to adjustment upon the occurrence of certain events to prevent dilution, at any time during the period commencing from March 14, 2000 and expiring on March 14, 2003. The Common Stock Purchase Warrants are subject to redemption by the Company at $.01 per Warrant twelve months after the effective date of a registration statement covering the Warrants on not less than thirty days prior written notice to the holders of the Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then-current exercise price of the Warrants for a period of thirty consecutive trading days ending within five days prior to the date on which the Company gives notice of redemption. The Common Stock Purchase Warrants will be exercisable until 5:00 P.M., New York time, on March 14, 2003.

          Janssen-Meyers Associates, for acting as placement agent, received a commission of 10% ($660,000) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($198,000) and reimbursement of other costs, including legal expenses relating to the offering ($54,399). In addition, JMA received, as part of its compensation, warrants exercisable until March 14, 2005 to purchase up to 522,152 shares of the Company's Common Stock at a price per share of $3.16 and warrants to purchase up to 261,076 Common Shares at $3.95 per share exercisable until March 14, 2003.

          As a result of the above capital transactions and in accordance with the provisions of that certain Warrant Agreement dated as of July 3, 1996 (the "Public Warrant Agreement"), between the Company, Rickel & Associates, Inc. and American Stock Transfer & Trust Company, adjustments have been made to the exercise price (the "Public Warrant Price") for the warrants issued pursuant to such Warrant Agreement (the "Public Warrants") and to the number of shares of Common Stock issuable on exercise of the Public Warrants. The Public Warrant exercise price has been reduced from the previously diluted price of $4.15 (original issue price $5.50) to $3.99. In addition, for every share of Common Stock the Public Warrant holders were entitled to prior to the dilutive transactions (2,530,000 shares), the Public Warrant holders are now entitled to
1.378 shares of Common Stock (3,486,340 shares). The expiration date of Public Warrants was extended by one year; see "Subsequent Events" below.

3.   Subsequent Events
     -----------------

          On April 30, 2001, the Company's Board of Directors approved the extension of the expiration date of the Public Warrants for one year until July 3, 2002. As part of the extension, NUWAVE will be able to redeem the Public Warrants in the event that the average closing price of the Company's Common Stock is at least 120% of the then-current exercise price of the Public Warrants for a period of twenty consecutive trading days ($4.79). The redemption price of the Public Warrants is $0.10 per warrant.

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

GENERAL

          NUWAVE Technologies, Inc. (the "Company") is a development stage enterprise organized in July 1995. Our mission is to identify and commercialize high margin, proprietary technologies suited for high-volume, high-growth markets and, in turn achieve attractive long-term growth for the Company. Technologies currently being commercialized are in the fields of video and photo enhancement. In this regard the first technology the Company has developed is a proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This is known as the NUWAVE Video Processor ("NVP") hardware technology.

          In addition to the patented NVP hardware technology, the Company has also developed the only proprietary digital high speed filtering technology that removes noise and graininess in both pictures and video images and complements the video enhancement technology used in the NVP. The result of this development is a set of patented algorithms that remove approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). In addition, this algorithm process is approximately three times faster than any other known algorithm or filter, thus allowing use in and during real time streaming video. This is known as the PicturePreptm Digital Software Technology.

          Based upon these proprietary technologies, NUWAVE has developed three product lines: (1) the NUWAVE Video Processor Technology; (2) Retail Products and (3) PicturePrep(TM) Digital Software Technology. See "Marketing and Sales."

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

          As of March 31, 2001, we had an accumulated a deficit during the development stage of $20,983,443, which includes a net loss for the three months ended March 31, 2001 of $816,935 compared to a net loss for the three months ended March 31, 2000 of $1,020,446. The loss for the three months ended March 31, 2001 included $623,956 in general and administrative expenses, representing a decrease of $73,329 compared to the three-month period ended March 31, 2000. Such decrease was primarily the result of reduced sales and marketing costs $114,317 discussed more fully below combined with a decrease in investor relations expenses $78,474. These decreases were partially offset by increases in amortization ($42,635), China office expenses ($31,404), payroll costs ($22,463) and other ($22,960).

          Although the Company anticipates deriving some revenue from the sale of its ASIC chips, retail products and proprietary software during 2001, no assurance can be given that these products will be successfully marketed during such period. See "Liquidity and Capital Resources."

MARKETING AND SALES

          Utilizing its proprietary technologies, the Company has recently completed development of three product lines: (1) the NUWAVE Video Processor Technology; (2) Retail Products and (3) PicturePreptm Digital Software Technology. These three product lines are each in their initial stages of full commercialization and are currently being marketed to their respective distribution channels.

NVP ASIC Technology

          The Company intends have this technology manufactured in the form of ASICs (Application Specific Integrated Circuit) chips through third parties and to directly market and sell or license the NVP to OEMs who, by incorporating this enabling technology, will improve picture quality in their set-top boxes, televisions, VCR's, DVD's, camcorders and other video output devices. The completed NVP 104 plastic (silicon) chip is now available for sale. The Company has been concentrating its efforts to date on demonstrating and marketing this technology to the large Asian consumer electronics OEM's in Japan and China. Several of these potential customers have expressed serious interest in this technology. As a result, after signing confidentiality/non-disclosure agreements, these OEM's have received our specially designed evaluation boards using the patented NVP 104 chip. This board enables them to conduct the necessary testing and evaluation of the chip as it applies their specific product(s). Management believes that these activities will lead to orders being received during the second and third quarters of 2001.

Retail Products

          The Company recently completed development of the VGE 101 set-top box. This is NUWAVE's first retail product utilizing the NVP ASIC chip. The VGE 101 is a low cost video game enhancer that provides home video "gamers" with better video quality, to give game players an "edge" to improve scores. The first full-scale production run of the VGE 101 is expected to take place within 30 days. We expect to begin generating revenues from the VGE 101 during the second quarter of 2001.

          We are introducing the VGE 101 through select distributors and manufacturer's representatives who sell to nationally known retail chains. We know of no competitive device that is capable of similarly enhancing a video game and we are tremendously excited by the VGE's potential. Based on the success of the VGE 101, the Company plans to introduce additional video enhancing retail products for consumers who do not have NUWAVE enabled products for their TV's but want to improve the picture quality of their home viewing.

PicturePrep(TM) Digital Software Technology

          In addition to the NVP technology, during 2000 the Company completed the initial development of its first proprietary digital photo and video software technology and launched the PicturePrep(TM) 2000 product line. In March 2001, this software was upgraded to PicturePrep(TM) Deluxe 2001 with new file management and uploading capabilities. Also in March 2001, the first Mac version for Apple Computers was released. These products are the first downloadable software products with the ability to enhance both pictures and streaming video from virtually any PC program or while surfing the internet using a PC. In addition to direct on-line consumer sales (B to C sales), the Company has begun marketing this technology directly to businesses (B to B) in order to expand our OEM customer base.

          We plan to license the digital filtering technology associated with PicturePrep(TM) Deluxe 2001 to OEM's for embedding in products such as PC's, printers, scanners, camcorders and DVD's, among other digital imaging devices. The PicturePrep(TM) Deluxe 2001 software product can also be bundled with the sale of a third party's product. As noted below, the Company has also begun the marketing of its software products to retailers for sale in their camera, film and film processing departments. The PicturePrep digital technology not only complements the Company's proprietary analog ASIC chip technology but can also work in conjunction with it to further improve the resulting image quality. Purchasers of PicturePrep(TM) Deluxe 2001 receive a free membership in PicturePrepClub.Com described more fully below.

          PicturePrepClub.com, an Internet photo portal, was also launched during 2000 to serve not only as NUWAVE's e-commerce hub for the sale of the PicturePrepSuite line of products but also to provide club members with unlimited gallery space to exhibit photos, as well as an array of products including online print services and gifts such as imprinted T-shirts, mugs, mouse pads, etc. PicturePrepClub.com revenue sources are expected to include membership sales, product sales, on-line print services and advertising. In connection with the PicturePrepClub.com web site, the Company has entered into an agreement with Eastman Kodak Company whereby Print@KODAK is NUWAVE's exclusive on-line fulfillment service to deliver prints and photoproducts directly to consumers' homes. This service became available to PicturePrepClub members on August 17, 2000. We believe this focused image enhancement product strategy provides our Company with proprietary solutions for sale in both analog and digital formats to meet the continuing evolution and convergence of the PC to television and video markets and the worldwide trend towards digital devices. The Company intends to support the above sales efforts through various sales and marketing programs/activities including trade advertising, attendance at industry trade shows, attendance at participating dealer shows, attendance at end-user events, literature mailers and co-op dealer advertising.

          The developmental costs relating to these programs were substantially incurred during 2000. As a result, such expenditures for the first quarter of 2001 decreased by approximately $114,317 compared to the first quarter of 2000. During the three-month period ended March 31, 2001 such costs included $22,874 for professional sales and marketing consultants compared to $32,024 for the three-month period ended March 31, 2000; $31,981 for advertising and public relations compared to $110,665 for the three months ended March 31, 2000; $2,171 for trade shows compared to $7,245 for the three months ended March 31, 2000; and $2,220 for professional printing services compared to $23,629 for the three months ended March 31, 2000. The Company is continually reviewing its needs with a view to maximizing efficiency while conserving its resources.

RESEARCH AND DEVELOPMENT

          From July 17, 1995 to March 31, 2001, the Company incurred expenses of $7,738,834 on research and development. During three months ended March 31, 2001 and 2000, $236,092 and $363,370, respectively, was spent on research and development activities. During the next twelve months, the Company estimates that it will spend approximately $600,000 on research and development. Any increases or decreases to these research and development expenditure estimates are expected to be directly related to revenues generated from the Company's current product line-up.

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

PLAN OF OPERATION

          The Company's plan of operation over the next twelve months focuses primarily on the introduction and launch of its VGE 101 along with marketing and sales of its ASIC line of chips, its digital software technology and Internet presence to the OEM, professional video and retail markets and on the continuing development of digital and analog video enhancement technology and the continued effort necessary to support the sales and marketing of these products. In addition, during the next twelve months the Company plans to market wireless video technology through its strategic alliance with MemoryLink Corp. depending on the availability of their products. Also, the Company is currently conducting investigation and research and development activities with respect to other new technologies/products to address the digital, PC and Internet markets. These activities may give rise to additional products that may be commercialized by the Company. However, there can be no assurance that its efforts will result in marketable products or products that can be produced at commercially acceptable costs.

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

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Not applicable

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on May 15, 2001.

                                             NUWAVE TECHNOLOGIES, INC.
                                             -------------------------
                                                   (Registrant)

DATE:  May 15, 2001                          By:  /s/ Gerald Zarin
                                                  ----------------
                                                  Gerald Zarin
                                                  Chief Executive Officer and
                                                  Chairman of the Board


DATE:  May 15, 2001                          By:  /s/ Jeremiah F. O'Brien
                                                  -----------------------
                                                  Jeremiah F. O'Brien
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)