Form 10QSB
period 2001-06-30
NUWAVE TECHNOLOGIES INC
filed 2001-08-14
CIK 1009802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       or

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of June 30, 2001:   10,557,729
                                   -----------------

     Transitional Small Business Disclosure Format:   Yes [ ] No [X]


================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1.   CONDENSED FINANCIAL STATEMENTS

               Condensed Balance Sheets as of June 30, 2001
                    (unaudited) and December 31, 2000                       P. 3

               Condensed Statements of Operations for the three and
                    six months ended June 30, 2001 and June 30, 2000
                    (unaudited)                                             P. 4

               Condensed Statements of Cash Flows for the three and
                    six months ended June 30, 2000 and June 30, 2001
                    (unaudited)                                             P. 5

               Notes to Condensed Financial Statements                      P. 7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    P. 9

PART II - OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         P. 14

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            P. 14


SIGNATURES                                                                 P. 15

                            NUWAVE TECHNOLOGIES, INC

                                  BALANCE SHEET

                         ASSETS

                                                                      June 30,     December 31,
                                                                        2001           2000
                                                                     -----------    -----------
                                                                     (unaudited)
Current assets:

     Cash and cash equivalents                                       $ 2,065,970    $ 3,847,402

     Inventory                                                            94,686         45,013

     Prepaid expenses and other current assets                           274,193        292,192
                                                                     -----------    -----------

               Total current assets                                    2,434,849      4,184,607

Property and equipment                                                   105,373        109,379

Other assets                                                             261,718        350,578

Deferred tax benefits                                                    240,000        240,000
                                                                     -----------    -----------

               Total assets                                          $ 3,041,940    $ 4,884,564
                                                                     ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                        $   283,561    $   417,443
                                                                     -----------    -----------

               Total liabilities                                         283,561        417,443
                                                                     -----------    -----------

Commitments and contingencies

Stockholders' equity:

     Series A Convertible Preferred Stock, noncumulative,
     $.01 par value; authorized 400,000 shares; none outstanding

     Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued - (preferences and rights to be designated by the Board of Directors)

     Common stock, $.01 par value; authorized 40,000,000 shares;
     outstanding 10,557,729 shares.                                      105,577        105,577

     Additional paid in capital                                       24,535,052     24,528,052

     Accumulated deficit                                             (21,882,250)   (20,166,508)
                                                                     -----------    -----------

               Total stockholders' equity                              2,758,379      4,467,121
                                                                     -----------    -----------

               Total liabilities and stockholders' equity            $ 3,041,940    $ 4,884,564
                                                                     ===========    ===========


              The accompanying notes are an integral part of these
                         condensed financial statements

                            NUWAVE TECHNOLOGIES, INC

                            STATEMENTS OF OPERATIONS

                                                 Three Months   Three Months    Six Months     Six Months
                                                    ended          ended          ended          ended
                                                   June 30,       June 30,       June 30,       June 30,
                                                     2001           2000           2001           2000
                                                  -----------    -----------    -----------    -----------
                                                  (unaudited)    (unaudited)    (unaudited)    (unaudited)
Net Sales                                         $    69,812    $     6,527    $    71,841    $    11,521
Cost of Sales                                         (27,462)        (1,755)       (28,277)        (3,299)
                                                  -----------    -----------    -----------    -----------
                                                       42,350          4,772         43,564          8,222
                                                  -----------    -----------    -----------    -----------

Operating expenses:

Research and development expenses                 $  (191,859)   $  (486,170)   $  (427,951)   $  (849,540)

General and administrative expenses                  (772,075)    (1,119,665)    (1,396,031)    (1,816,951)
                                                  -----------    -----------    -----------    -----------

                                                     (963,934)    (1,605,835)    (1,823,982)    (2,666,491)
                                                  -----------    -----------    -----------    -----------

          Loss from operations                       (921,584)    (1,601,063)    (1,780,418)    (2,658,269)
                                                  -----------    -----------    -----------    -----------

Other income (expense):

          Interest income                              26,095         93,262         72,093        130,022

          Interest expense                             (3,317)                       (7,416)

          Rave settlement costs
                                                  -----------    -----------    -----------    -----------

                                                       22,778         93,262         64,677        130,022
                                                  -----------    -----------    -----------    -----------

Net loss before (provision) benefit for income
          taxes and extraordinary item               (898,806)    (1,507,801)    (1,715,741)    (2,528,247)

          (Provision) Benefit  for income taxes
                                                  -----------    -----------    -----------    -----------

Net loss before extraordinary item                   (898,806)    (1,507,801)    (1,715,741)    (2,528,247)

          Extraordinary item
                                                  -----------    -----------    -----------    -----------

          Net loss                                $  (898,806)   $(1,507,801)   $(1,715,741)   $(2,528,247)
                                                  ===========    ===========    ===========    ===========

Basic and diluted loss per share:

          Weighted average number of
          common shares outstanding                10,557,729     10,557,571     10,557,729      9,708,320
                                                  ===========    ===========    ===========    ===========

          Basic and diluted loss per share        $     (0.08)   $     (0.14)   $     (0.16)   $     (0.26)
                                                  ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                         condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                         Six months       Six Months
                                                           Ended            ended
                                                          June 30,         June 30,
                                                            2001             2000
                                                        ------------     ------------
                                                        (unaudited)      (unaudited)
Cash flows from operating activities:

     Net loss                                           $ (1,715,741)    $ (2,528,247)

     Adjustments to reconcile net loss to net cash used in operating activities:

     Extraordinary item

     Depreciation expense                                     22,170           32,407

     Amortization of website development costs                44,652

     Amortization of software development costs               25,391

     Amortization of unamortized debt discount

     Amortization of deferred financing costs

     (Increase) in inventory                                 (49,673)          (2,169)

     (Increase) Decrease in prepaid expenses
     and other current assets                                 17,999            2,531

     (Increase) Decrease in other assets                      18,816           15,225

     (Increase) Decrease in Deferred tax benefits                             363,392

     Increase (Decrease)  in accounts payable and
     accrued liabilities                                    (133,883)          60,819

     Extension of Stock Options expiration date at
     less than current market price                                            45,134

     Issuance of warrants in connection with
     consultant agreements                                     7,000          146,006

     Issuance of common stock in connection with an arbitration settlement

     Issuance of options in connection with
     an arbitration settlement

     Issuance of common stock for services rendered
                                                        ------------     ------------

          Net cash used in operating activities           (1,763,269)      (1,864,902)
                                                        ------------     ------------
Cash flows from investing activities:

     Purchase of property and equipment                      (18,164)         (62,805)
     Capitalized software and website development costs
                                                        ------------     ------------

          Net cash used in investing activities              (18,164)         (62,805)
                                                        ------------     ------------

              The accompanying notes are an integral part of these
                         condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                          Six months       Six Months
                                                            Ended            ended
                                                           June 30,         June 30,
                                                             2001             2000
                                                         -----------      -----------
Cash flows from financing activities:

     Proceeds from sales of Series A Convertible
     Preferred Stock

     Proceeds from issuance of initial bridge units

     Proceeds from issuance of bridge units, net of exchange of initial bridge notes

     Proceeds from IPO

     Proceeds from equity offering - February 6, 1998

     Proceeds from equity offering May 19 to
     June 6, 1998

     Proceeds from equity offering - March 14, 2000                         6,600,000

     Repayment of initial bridge notes

     Costs incurred for equity offerings and warrants                      (1,064,020)

     Issuance of common stock in connection with
     exercise of stock options and/or warrants                                    874

     Release of restricted cash                                                     -

     Deferred financing costs
                                                         -----------      -----------

     Net cash provided (used in) by financing activities           -        5,536,854
                                                         -----------      -----------

     Net increase (decrease) in cash and cash equivalents (1,781,433)       3,609,147

Cash and cash equivalents at the beginning of the period   3,847,402        1,969,292
                                                         -----------      -----------

     Cash and cash equivalents at the end of the period  $ 2,065,969      $ 5,578,439
                                                         ===========      ===========

Supplemental disclosure of cash flow information:

     Interest paid during the period                     $     7,416

              The accompanying notes are an integral part of these
                         condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis of Interim Financial Statement Preparation
     ------------------------------------------------

          Prior to April 1, 2001, NUWAVE Technologies, Inc. was a development stage enterprise.

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on April 2, 2001.

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

          During the first six months of 2001, options covering an aggregate of 295,000 shares of our common stock were granted under the Company's Performance Incentive Stock Option Plan to four persons at exercise prices of $0.61 to $0.89. The foregoing options include performance-based options to two executive officers to purchase 200,000 and 50,000 shares, respectively, of the Company's common stock at an exercise price of $0.79 per share. No portion of these options have vested.

3.   Subsequent Events

          On August 9, 2001, the Company's Board of Directors approved the offering to the holders of the placement agent warrants from the May 1998 and March 2000 private placements a reduced exercise price of $1.00 per share of common stock for a period of 60 days. The offer is valid for a period of sixty days beginning August 13, 2001 and ending on October 12, 2001. There are 1,987,391 shares of common stock underlying the placement agent warrants.

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

GENERAL

          Our mission is to identify, develop and commercialize high-margin, proprietary technologies suited for high-volume, high-growth markets and, in turn, achieve attractive long-term growth for our company. We have been focusing on technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. Our initial products can be used by individuals over the Internet for improving their personal photographs, and for placement in products, which have display screens, and for supplementing existing television monitors and video game displays. Our technology removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). The three product lines based upon our proprietary technology are: 1) the NUWAVE Video Processor (NVP) Technology; 2) Hardware and Retail Products and 3) Digital Software (PicturePrep(TM) Technology). We recently started selling our technologies, having been a development stage enterprise since our organization in July 1995.

          The NUWAVE Video Processor (NVP) technology is designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This patented technology is manufactured in the form of ASICs (Application Specific Integrated Circuit) chips through third parties. OEM's can also license the NVP technology. The Company directly markets these products to OEM's, who by incorporating this enabling technology would improve picture quality in their set-top boxes, televisions, VCR's, DVD's, camcorders and other video output devices. The first full-scale production runs of the NVP 104 plastic (silicon) chip took place earlier this year and they are now available for and are being sold to the OEM marketplace. We also recently completed development and began selling to retailers our VGE 101 set-top box utilizing the NVP ASIC chip for use with video games and DVD's. This is our first retail product utilizing the NVP ASIC chip. The VGE 101 is a low-cost video game enhancer that provides home video "gamers" with better video quality, to give game players an "edge" to improve their scores.

          We are concentrating our activities primarily on the marketing and sales of our NVP 104 ASIC technology, the introduction and launch of the VGE 101, a set top box utilizing the NVP ASIC chip for use with video games and DVD's, marketing of our digital software technology and internet presence to the OEM and retail markets, and on the continuing development of our digital and analog video enhancement technology.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

          We had a net loss for the six months ended June 30, 2001 of $1,743,341 compared to a net loss for the six months ended June 30, 2000 of $2,528,247. The loss for the six months ended June 30, 2001 included $1,396,031 in general and administrative expenses, representing a decrease of $420,920 compared to the six-month period ended June 30, 2000. Such decrease was primarily the result of reduced sales and marketing costs of $360,866 combined with a decrease in investor relations expenses $143,157 and payroll costs of $60,628. The reduction in sales and marketing costs is primarily a result of a significant reduction of ad creation costs and advertising expenditures relating to the promotion of the Company's Internet and photo portal presence partially offset by increased marketing costs related to development of the China marketplace of ($82,937) for the six-month period ended June 30, 2001. These decreases were partially offset by increases in amortization ($84,359), professional expenses ($40,462) and other ($18,910).

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

          For the quarter ended June 30, 2001, we had a net loss of $898,806 compared to a net loss for the quarter ended June 30, 2000 of $1,507,801. The loss for the quarter ended June 30, 2001 included $772,075 in general and administrative expenses, representing a decrease of $347,590 compared to the quarter ended June 30, 2000. Such decrease was primarily the result of reduced sales and marketing costs of $277,953 discussed more fully below combined with a decrease in investor relations expenses $64,681, payroll costs of $83,091 and other $15,197. The reduction in sales and marketing costs is primarily a result of a significant reduction of ad creation costs and advertising expenditures relating to the promotion of the Company's Internet and photo portal presence partially offset by increased marketing costs related to development of the China marketplace of ($51,533) for the three-month period ended June 30, 2001.

These decreases were partially offset by increases in amortization ($41,725), and professional expenses ($51,607).

          Initial shipment and sales of the VGE to our retail customers took place in June and July and sales of the NVP 104 ASIC chips to OEM customers will begin during the current third quarter. Although we anticipate deriving revenue from the sale of our ASIC chips, retail products and proprietary software during the second half of 2001, no assurance can be given that these products will be successfully marketed during such period. See "Liquidity and Capital Resources."

MARKETING AND SALES

          Our three product lines are each in their initial stages of full commercialization and are currently being marketed to their respective distribution channels.

NVP 104 ASIC Technology

          We have been concentrating our efforts to date on demonstrating and marketing this technology to the large Asian consumer electronics OEM's in Japan and China. Several of these potential customers have expressed serious interest in this technology. As a result, after signing confidentiality/non-disclosure agreements, these OEM's have received our specially designed evaluation boards using the patented NVP 104 chip. This board enables them to conduct the necessary testing and evaluation of the chip as it applies their specific product(s). We just recently received our first OEM orders for the NVP 104 chips from a premier Chinese electronics company who will utilize the chip in their DVD line. Initial delivery is scheduled for August. We believe this is a significant step towards our goal of making our technology a new standard in video equipment. We expect other OEM's to place their initial orders during the third and fourth quarters of 2001.

Retail Products

          The first full-scale production run of the VGE 101 took place during the month of June. We have been introducing the VGE 101 through manufacturer's representatives who sell to select gaming distributors and nationally known retail specialty chains. During June and July the VGE has been sold to such name retailers as Electronic Boutique, GameStop, Babbages and J&R Music World and is available in over 1500 retail stores throughout the US. During late June, the Company entered into a strategic sales and marketing agreement with Partners In Europe ("PIE"), a Shannon, Ireland based firm offering complete business solutions to North American companies seeking to establish or expand their European business. Under the agreement, PIE will establish a full-scale European distribution, sales, marketing and warehousing operation for NUWAVE and become the central hub for NUWAVE's European operations. NUWAVE will have direct access to PIE's established European sales and distribution network in several European countries including Germany, Italy, Spain, United Kingdom, France and Scandinavia. NUWAVE has already made product presentations to a number of PIE's key European accounts and has received an opening order from Gem, a leading UK distributor of gaming hardware, software and accessories into the retail and reseller channels. Gem currently supplies over 3,000 UK stores, including over 500 specialist independent outlets and major chains such as Dixons, Currys, Electronics Boutique, PC World, etc.

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

          We believe this focused video and picture enhancement product strategy provides our Company with proprietary solutions for sale in both analog and digital formats to meet the continuing evolution and convergence of the PC to television and video markets and the worldwide trend towards digital devices. The Company intends to support the above sales efforts through various sales and marketing programs/activities including trade advertising, attendance at industry trade shows, attendance at participating dealer shows, attendance at end-user events, literature mailers and co-op dealer advertising.

          Sales and Marketing costs for the three and six month periods ending June 30, 2001 were $143,500 and $240,225, respectively as compared to $421,453 and $601,090 in the same three and six month periods ending June 30,2000. The reduction of $277,953 and $360,866 for the three and six month periods, respectively is primarily a result of a significant reduction of ad creation costs and advertising expenditures relating to the promotion of the Company's Internet and photo portal presence ($329,486 and $443,803 for the three and six month periods, respectively) partially offset by increased marketing costs related to development of the China marketplace for the three-month period ended June 30, 2001 of $51,533 and $82,937 for the six-month period ended June 30, 2001.

RESEARCH AND DEVELOPMENT

          During the six months ended June 30, 2001 $427,951 was spent on research and development activities compared to $849,540 for the same six-month period in 2000, a decrease of $421,589. For quarter ended June 30, 2001 $191,859 was spent on research and development activities compared to $486,170 for the same quarterly period in 2000, a decrease of $294,311. During the next twelve months, the Company estimates that it will spend approximately $600,000 on research and development. Any increases or decreases to these research and development expenditure estimates are expected to be directly related to revenues generated from the Company's current product line-up.

LIQUIDITY AND CAPITAL RESOURCES

          On June 30, 2001, we had cash and cash equivalents of approximately $2,066,000 and no long-term liabilities. We anticipate, based on current proposed plans and assumptions relating to our operations, that we have sufficient cash to satisfy our estimated cash requirements for at least the next twelve months. In the event of unanticipated expenses, delays or other problems beyond this period, we might be required to seek additional funding. In addition, in the event that we receive a larger than anticipated number of initial purchase orders upon the launch of our NVP Video Processor products, we may require resources greater than our available cash or than are otherwise available to us. In such event, we may be required to raise additional capital. There can be no assurance that such additional capital will be available to us if needed, on commercially reasonable terms or at all.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     On June 20, 2001 the Company held its annual meeting of stockholders to elect five directors.

     The following table sets forth information regarding the number of votes cast for and against, with respect to the matter presented at the meeting.

          Election of Directors

                                         Against or
          Nominee                 For     Withheld

          Gerald Zarin         7,215,724   65,861
          Edward Bohn          7,215,724   65,861
          Richard E. Ekstract  7,215,724   65,861
          Lyle Gramley         7,215,724   65,861
          Joseph Sarubbi       7,215,724   65,861

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 2001, the Company filed the following report on Form 8-K:

               (i) On May 8, 2001 the Company reported the Company's Board of Directors approved the extension of the expiration date of the Public Warrants for one year until July 3, 2002. As part of the extension, NUWAVE will be able to redeem the Public Warrants in the event that the average closing price of the Company's Common Stock is at least 120% of the then-current exercise price of the Public Warrants for a period of twenty consecutive trading days ($4.79). The redemption price of the Public Warrants is $0.10 per warrant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on August 14, 2001.

                                        NUWAVE TECHNOLOGIES, INC.
                                        -------------------------
                                             (Registrant)


DATE:  August 14, 2001                  By:  /s/ Gerald Zarin
                                             ----------------
                                             Gerald Zarin
                                             Chief Executive Officer and
                                             Chairman of the Board


DATE:  August 14, 2001                  By:  /s/ Jeremiah F. O'Brien
                                             -----------------------
                                             Jeremiah F. O'Brien
                                             Chief Financial Officer
                                             (Principal Financial Officer)