Form 10QSB
period 2001-09-30
NUWAVE TECHNOLOGIES INC
filed 2001-11-14
CIK 1009802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       or

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 10,992,711

          Transitional Small Business Disclosure Format: Yes [ ] No [X]


================================================================================

                            NUWAVE TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1. CONDENSED FINANCIAL STATEMENTS

              Condensed Balance Sheets as of September 30, 2001
                 (unaudited) and December 31, 2000                          P. 3

              Condensed Statements of Operations for the three
                 and nine months ended September 30, 2001 and
                 September 30, 2000 (unaudited)                             P. 4

              Condensed Statements of Cash Flows for the three
                 and nine months ended September 30, 2001 and
                 September 30, 2000 (unaudited)                             P. 5

              Notes to Condensed Financial Statements                       P. 7

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     P. 9

PART II - OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             P. 15


SIGNATURES                                                                 P. 16

                    NUWAVE TECHNOLOGIES, INC
                          BALANCE SHEET

              (in thousands except number of shares)

                            ASSETS

                                                                         September 30,    December 31,
                                                                             2001            2000
                                                                         -------------    ------------
                                                                         (unaudited)
Current assets:

         Cash and cash equivalents                                         $  1,190       $  3,847

         Accounts receivable                                                    353             --

         Inventory                                                              264             45

         Prepaid expenses and other current assets                              297            292
                                                                           --------       --------
                           Total current assets                               2,104          4,184

Property and equipment                                                           96            109

Other assets                                                                    223            351

Deferred tax benefits                                                           240            240
                                                                           --------       --------
                           Total assets                                    $  2,663       $  4,884
                                                                           ========       ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable and accrued liabilities                          $    521       $    417
                                                                           --------       --------
                           Total liabilities                                    521            417
                                                                           --------       --------

Commitments and contingencies

Stockholders' equity:

         Series A Convertible Preferred Stock, noncumulative,
         $.01 par value; authorized 400,000 shares; none outstanding

         Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued - (preferences and rights to be designated by the Board of Directors)

         Common stock, $.01 par value; authorized 40,000,000
         shares; outstanding 10,992,771 shares at 9/30/2001 and
         10,557,729 shares at 12/31/00                                          110            106

         Additional paid in capital                                          24,969         24,528

         Accumulated deficit                                                (22,937)       (20,167)
                                                                           --------       --------
                           Total stockholders' equity                         2,142          4,467
                                                                           --------       --------
                           Total liabilities and stockholders' equity      $  2,663       $  4,884
                                                                           ========       ========

              The accompanying notes are an integral part of these
                         condensed financial statements

                            NUWAVE TECHNOLOGIES, INC

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                            Three Months    Three Months     Nine Months       Nine Months
                                                                ended          ended            ended             ended
                                                            September 30,   September 30,    September 30,    September 30,
                                                            -------------   --------------   --------------   -------------
                                                                2001            2000              2001             2000
                                                             (unaudited)     (unaudited)      unaudited)       (unaudited)
Net Sales                                                    $      445        $       1        $     517        $       13
Cost of Sales                                                      (208)              (1)            (236)               (4)
                                                             -----------       ----------       ----------       -----------
                                                                    237                0              281                 9
                                                             -----------       ----------       ----------       -----------
Operating expenses:

Research and development expenses                            $     (249)       $    (339)       $    (677)       $   (1,188)

General and administrative expenses                              (1,052)            (696)          (2,448)           (2,513)
                                                             -----------       ----------       ----------       -----------
                                                                 (1,301)          (1,035)          (3,125)           (3,701)
                                                             -----------       ----------       ----------       -----------
                 Loss from operations                            (1,064)          (1,035)          (2,844)           (3,692)
                                                             -----------       ----------       ----------       -----------
Other income (expense):

                 Interest income                                     12               79               84               209

                 Interest expense                                    (2)                              (10)
                                                             -----------       ----------       ----------       -----------
                                                                     10               79               74               209
                                                             -----------       ----------       ----------       -----------

Net loss before (provision) benefit for income
                 taxes                                           (1,054)            (956)          (2,770)           (3,483)
                                                             -----------       ----------       ----------       -----------

                 Net loss                                    $   (1,054)       $    (956)       $  (2,770)       $   (3,483)
                                                             ===========       ==========       ==========       ===========

Basic and diluted loss per share:

                 Weighted average number of
                 common shares outstanding                       10,640           10,558           10,585             9,994
                                                             ===========       ==========       ==========       ===========

                 Basic and diluted loss per share            $    (0.10)       $   (0.09)       $   (0.26)       $    (0.35)
                                                             ===========       ==========       ==========       ===========

              The accompanying notes are an integral part of these
                         condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Nine Months      Nine Months
                                                                 Ended            Ended
                                                              September 30,     September 30,
                                                                  2001              2000
                                                              (unaudited)        (unaudited)
                                                             -------------     -------------
Cash flows from operating activities:

     Net loss                                                 $  (2,770)       $  (3,484)

     Adjustments to reconcile net loss to net cash used in operating activities:

     Provision for doubtful accounts                                 28               --

     Depreciation expense                                            34               49

     Amortization of website development costs                       67               --

     Amortization of software development costs                      38               --

     (Increase) in inventory                                       (219)              (3)

     (Increase) Decrease in prepaid expenses and other
     current assets                                                (386)             (14)

     (Increase) Decrease in other assets                             23               (2)

     (Increase) Decrease in deferred tax benefits                    --              363

     Increase (Decrease)  in accounts payable and
     accrued liabilities                                            103              (84)

     Extension of stock options expiration date at less
     than current market price                                       --               45

     Issuance of warrants in connection with
     consultant agreements                                           11              190
                                                                 ------           ------

                Net cash used in operating activities            (3,071)          (2,940)
                                                                 ------           ------

Cash flows from investing activities:

     Purchase of property and equipment                             (21)             (64)
     Capitalized software and website development costs          ------           ------

                Net cash used in investing activities               (21)             (64)
                                                                 ------           ------

              The accompanying notes are an integral part of these
                         condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               Nine Months      Nine Months
                                                                 Ended            Ended
                                                              September 30,     September 30,
                                                                  2001              2000
                                                              (unaudited)        (unaudited)
                                                             -------------     -------------
Cash flows from financing activities:

      Proceeds from equity offering - March 14, 2000                   --              6,600

      Costs incurred for equity offerings and warrants                 --             (1,101)


      Issuance of common stock in connection with
      exercise of stock options and/or warrants                       435                  1

                                                              -----------        -----------
      Net cash provided (used in) by financing activities             435              5,500
                                                              -----------        -----------

      Net increase (decrease) in cash and cash equivalent          (2,657)             2,496

Cash and cash equivalents at the beginning of the period            3,847              1,969
                                                              -----------        -----------

      Cash and cash equivalents at the end of the period      $     1,190        $     4,465
                                                              ===========        ===========

Supplemental disclosure of cash flow information:

      Interest paid during the period                         $        10


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

2.   Capital Transactions
     --------------------

         On April 30, 2001, the Company's Board of Directors approved the extension of the expiration date of the IPO Warrants, issued in the Company's initial public offering, for one year until July 3, 2002. As part of the extension, NUWAVE will be able to redeem the IPO Warrants in the event that the average closing price of the Company's Common Stock is at least 120% of the then-current exercise price of the IPO Warrants for a period of twenty consecutive trading days ($4.79). The redemption price of the IPO Warrants is $0.10 per warrant.

         During the first nine months of 2001, options covering an aggregate of 360,000 shares of our common stock were granted under the Company's Performance Incentive Stock Option Plan to four persons at exercise prices of $0.61 to $1.16. The foregoing options include performance-based options to three executive officers to purchase 200,000, 65,000 and 50,000 shares, respectively, of the Company's common stock at exercise prices of $0.79, $0,79 and $1.16 per share. As of September 30, 2001, 50,000 of these options, exercisable at $0.79 per share, have vested.

         On August 16, 2001 the Company announced the Board Directors decision to offer holders of its placement agent warrants the opportunity to exercise such warrants at a reduced exercise price of $1 per share of common stock for a period of sixty days terminating on October 12, 2001. There were 1,987,391 shares of common stock underlying the placement agent warrants eligible under this program. These warrants were originally issued to the placement agent in connection with two private placements of the Company's equity in May 1998 and March 2000. During the third quarter of 2001, the Company issued 434,982 shares of common stock to holders of the placement agent warrants in accordance with the Company's Board of Directors decision.

3.   Subsequent Events
     -----------------

         On October 5, 2001, the Company extended the termination date of the offering to the holders of the placement agent warrants to November 30, 2001 from the previous termination date of October 12, 2001 which grants a reduced exercise price of $1.00 per common share. From the period October 1, 2001 to November 11, 2001 an additional 403,940 shares of common stock were issued upon warrant exercise.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

         This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Marketing and Sales," "Research and Development," "Liquidity and Capital Resources," and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand, industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital, and the risk factors detailed from time to time in the Company's Annual Report on Form 10-KSB and other materials filed with the SEC.

         All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

GENERAL

         Our mission is to identify, develop and commercialize high-margin, proprietary technologies suited for high-volume, high-growth markets and, in turn, achieve attractive long-term growth for our company. We have been focusing on technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. Our initial products can be used for placement in products which have display screens and for supplementing existing television monitors and video game displays and can also be used by individuals over the Internet for improving their personal photographs. Our technology removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). The three product lines based upon our proprietary technology are: 1) the NUWAVE Video Processor (NVP) Technology; 2) Hardware and Retail Products and 3) Digital Software We recently started selling our technologies, having been a development stage enterprise from our organization in July 1995 through March 2001.

         The NUWAVE Video Processor (NVP) technology is designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This patented technology is manufactured in the form of ASICs (Application Specific Integrated Circuit) chips through third parties. The Company directly markets this technology to OEMs, who by incorporating this enabling technology in their products improve picture quality in their set-top boxes, televisions, VCRs, DVDs, camcorders and other video output devices. OEMs can either purchase the ASIC chips or license the NVP technology. The first full-scale production runs of the NVP 104 plastic (silicon) chip took place earlier this year and it is now being sold to the OEM marketplace. In June of 2001 we completed development and began selling to retailers VGE 101 set-top box utilizing the NVP ASIC chip for use with video games and DVD's. This is our first retail product utilizing the NVP ASIC chip. The VGE 101 is a low-cost video game enhancer that provides home video "gamers" with better video quality, to give game players an "edge" to improve their scores.

         We are concentrating our activities primarily on the marketing and sales of our NVP 104 ASIC technology, the introduction and launch of the VGE 101, a set top box utilizing the NVP ASIC chip for use with video games and DVD's, marketing of our digital software technology and internet presence to the OEM and retail and security and surveillance markets, and on the continuing development of our digital and analog video enhancement technology.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         We had a net loss for the nine months ended September 30, 2001 of $2,770,000 compared to a net loss for the nine months ended September 30, 2000 of $3,484,000. The loss for the nine months ended September 30, 2001 included $2,448,000 in general and administrative expenses, representing a decrease of $65,000 compared to the nine-month period ended September 30, 2000. Such decrease was primarily the result of reduced sales and marketing costs ($392,000) combined with a decrease in payroll costs ($64,000) and other ($4,000). The reduction in sales and marketing costs is primarily a result of a significant reduction of ad creation costs and advertising expenditures relating to the promotion of the Company's Internet and photo portal presence partially offset by increased marketing costs related to development of the China marketplace ($136,000) for the nine-month period ended September 30, 2001. These decreases were partially offset by increases in amortization ($124,000), professional expenses ($135,000).

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         For the quarter ended September 30, 2001, we had a net loss of $1,054,000 compared to a net loss for the quarter ended September 30, 2000 of $955,000. The loss for the quarter ended September 30, 2001 included $1,052,000 in general and administrative expenses, representing an increase of $356,000 compared to the quarter ended September 30, 2000. Such increase was the result of increased sales and marketing costs of ($105,000) discussed more fully below combined with a increases in professional fees ($94,000), financial consulting ($39,000), amortization ($40,000), and other ($78,000).

         Initial shipments of the VGE to our retail customers took place in late June and sales of the NVP 104 ASIC chips to OEM customers began during the current third quarter. As a result revenues for the three and nine month periods ended September 30, 2000, were $445,000 and $517,000. Although we anticipate deriving revenue from the sale of our ASIC chips and retail products during the fourth quarter of 2001, no assurance can be given that these products will be successfully marketed during such period. See "Liquidity and Capital Resources."

MARKETING AND SALES

         Our three product lines are each in their initial stages of full commercialization and are currently being marketed to their respective distribution channels.

NVP 104 ASIC Technology

         We have been concentrating our efforts to date on demonstrating and marketing this technology to the large Asian consumer electronics OEM's in Japan and China. Several of these potential customers have expressed serious interest in this technology. As a result, after signing confidentiality/non-disclosure agreements, these OEMs have received our specially designed evaluation boards using the patented NVP 104 chip. This board enables them to conduct the necessary testing and evaluation of the chip as it applies to their specific product(s). We received our first OEM orders for the NVP 104 chips from a premier Chinese electronics company who will utilize the chip in their DVD line. Initial deliveries took place in August and September. We believe this is a significant step towards our goal of making our technology a new standard in video equipment and expect other OEM's to follow.

Retail Products

         The first full-scale production run of the VGE 101 took place during June 2001. We know of no competitive product that is capable of similarly enhancing a video game and have been introducing the VGE 101 through manufacturer's representatives who sell to select gaming distributors and nationally known retail specialty chains. Since its introduction in June the VGE has been sold to such name retailers as Electronic Boutique, GameStop, Babbages and J&R Music World and is now available in over 2500 retail stores throughout the US. During late June, the Company entered into a strategic sales and marketing agreement with Partners In Europe ("PIE"), a Shannon, Ireland based firm offering complete business solutions to North American companies seeking to establish or expand their European businesses. Under the agreement, PIE will establish a full-scale European distribution, sales, marketing and warehousing operation for NUWAVE and become the central hub for NUWAVE's European operations.

Digital Software Technology

         During October, 2001 the Company was granted U.S. patent approval for its proprietary digital filtering technology, US Patent 6301384. With faster processing and significant visual noise reduction capabilities, we believe this technology will be essential for a number of applications, including video surveillance. The technology removes picture noise while retaining correct focus (the image and text in the image does not blur). The NUWAVE algorithm process is three times faster than any other known filter, thus allowing use in and during real time streaming video. This is especially useful for electronic news gathering; such as when journalists are on location filming/broadcasting a story.

         The Company believes this patent will be useful to commercially market segments from security video surveillance systems in public access areas such as banks, airports and ATM vestibules, to computer face recognition systems. We plan to license the digital filtering technology to OEMs for embedding in, or bundling with, products such as digital cameras, PC's, scanners, camcorders and DVDs, among other digital imaging devices. The technology can also be bundled with the sale of a third party's product.

         During 2000 the Company completed the initial development of its first proprietary digital photo and video software technology and launched the PicturePreptm 2000 product line. PicturePrepClub.com, an Internet photo portal, was also launched at that time. In connection with the PicturePrepClub.com web site, the Company entered into an agreement with Eastman Kodak Company whereby Print@KODAK has been NUWAVE's exclusive on-line fulfillment service to deliver prints and photoproducts directly to consumers' homes. Kodak has recently informed the Company that they will be discontinuing this service. The Company is currently exploring alternative fulfillment services and has temporally suspended marketing efforts relating to PicturePrepClub.

         We believe our focused video and picture enhancement product strategy provides our Company with proprietary solutions for sale in both analog and digital formats to meet the continuing evolution and convergence of the PC to television and video markets and the worldwide trend towards digital devices. The Company intends to support the above sales efforts through various sales and marketing programs/activities including trade advertising, attendance at industry trade shows, attendance at participating dealer shows, attendance at end-user events, literature mailers and co-op dealer advertising.

         Sales and Marketing costs for the three and nine month periods ending September 30, 2001 were $267,000 and $507,000, respectively as compared to $161,000 and $763,000 in the same three and nine month periods ending September 30, 2000. The comparative three and nine month periods resulted in an increase of $105,000 and decrease of $256,000, respectively. The nine month reduction is primarily a result of a significant decline in ad creation costs and advertising expenditures relating to the promotion of the Company's Internet and photo portal presence of $392,000 which was partially offset by increased marketing costs related to development of the China marketplace for the nine-month period ended September 30, 2001 of $136,000. The three-month period increase was due to increased costs relating to the China marketplace development of $53,000 and increased costs for consulting, warehousing and advertising relating to the introduction to the marketplace of the VGE product of $52,000.

RESEARCH AND DEVELOPMENT

         During the nine months ended September 30, 2001 $677,000 was spent on research and development activities compared to $1,188,000 for the same nine-month period in 2000, a decrease of $511,000. For quarter ended September 30, 2001 $249,000 was spent on research and development activities compared to $339,000 for the same quarterly period in 2000, a decrease of $90,000, this decrease was a direct result of the completion of the NVP104 ASIC chip. During the next twelve months, the Company estimates that it will spend approximately $300,000 on research and development. Any increases or decreases to these research and development expenditure estimates are expected to be directly related to revenues generated from the Company's current product line-up.

LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 2001, the Company had cash and cash equivalents of approximately $1,190,000 and no long-term liabilities. On August 16th the Company had announced the Board Directors decision to offer holders of its placement agent warrants the opportunity to exercise such warrants at a reduced exercise price of $1 per share of common stock for a period of sixty days terminating on October 12, 2001, which was extended to November 30, 2001. There were 1,987,391 shares of common stock underlying the placement agent warrants eligible under this program and we had anticipated a significantly high percentage of the warrant holders to exercise. During the third quarter of 2001, the Company raised $434,982 from the exercise of placement agent warrants. The reduced percentage of conversions was directly attributable the close and then downturn in the stock market subsequent to the events of September 11. From October 1 through November 12, 2001 an additional $404,000 was raised from the exercise of placement agent warrants.

         In order to satisfy our estimated cash requirements based on our assumptions relating to our current operations and business plan the Company is contemplating a private placement (the "Placement") of up to 7,500,000 shares of its Common Stock, including shares underlying warrants (the "Warrants") which may be part of the Placement; provided that the aggregate gross proceeds from the Placement does not exceed $6,000,000 (without giving effect to proceeds which would be obtained upon subsequent exercise of the Warrants). Although the Company has been in discussions with potential placement agents, it has not yet finalized a term sheet for a Placement, therefore the specific terms of the proposed Placement have not been determined.

         Since it is contemplated that the aggregate number of shares of Common Stock plus the shares underlying the Warrants which may be issuable upon the Placement could exceed 20% of the Company's currently outstanding shares and will be at a per share purchase price at a discount from the current market price, Nasdaq corporate governance rules would require stockholder approval for such issuance. In order to expedite the time required to obtain shareholder approval, the Company has issued a proxy containing pro forma information regarding the proposed transaction and has requested its common stockholders approve the Placement. A Special Meeting of the Company's stockholders has been scheduled on November 28, 2001 for this purpose.

         We believe that based on the success of this Placement the Company would have sufficient fund to satisfy our estimated cash requirements for at least the next twelve months. There can be no assurance that such additional capital will be available to us on commercially reasonable terms or at all, or that the Placement would not be substantially dilutive to stockholders.

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)       Exhibits

           (b)       Reports on Form 8-K

                     none

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on November 14, 2001.

                                          NUWAVE TECHNOLOGIES, INC.
                                          -------------------------
                                                  (Registrant)

DATE:  November 14, 2001                  By:  /s/ Gerald Zarin
                                               -----------------------------
                                               Gerald Zarin
                                               Chief Executive Officer and
                                               Chairman of the Board

DATE:  November 14, 2001                  By:  /s/ Jeremiah F. O'Brien
                                               -----------------------------
                                               Jeremiah F. O'Brien
                                               Chief Financial Officer
                                               (Principal Financial Officer)