Form 10KSB
period 2001-12-31
NUWAVE TECHNOLOGIES INC
filed 2002-04-16
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------
                                   (MARK ONE)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

State issuer's revenues for its most recent fiscal year:  $504,939

Aggregate market value of the voting stock held by non-affiliates based on the last sale price for such stock at March 1, 2002: $10,750,905

The number of shares of Common Stock outstanding as of March 15, 2002:
12,216,937

Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                            NUWAVE TECHNOLOGIES, INC.
                                   FORM 10-KSB
                                      INDEX

PART I.......................................................................1

      ITEM 1.  DESCRIPTION OF BUSINESS.......................................1
      ITEM 2.  DESCRIPTION OF PROPERTIES.....................................9
      ITEM 3.  LEGAL PROCEEDINGS.............................................9
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........10

PART II.....................................................................10

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS..........................................10
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION....................................................11
      ITEM 7.  FINANCIAL STATEMENTS.........................................19
      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................19

PART III....................................................................19

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT..........................................19
      ITEM 10. EXECUTIVE COMPENSATION.......................................20
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT...............................................20
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............20
      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................21

SIGNATURES....................................................................

THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS," WITHIN THIS REPORT.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     During the second half of 2001 we began commercializing our patented technologies, having been a development stage enterprise since our organization in July 1995. Our mission is to identify, develop and commercialize high-margin, proprietary technologies suited for high-volume, high-growth markets and, in turn, achieve attractive long-term growth for our company. Our focus to date has been and continues to be on unique technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. Our initial products can be used by original equipment manufacturers (OEM's) for placement into products that produce images on display screens such as televisions or DVD players, for supplementing and increasing video quality on existing television monitors and video displays via set-top boxes containing our technology, and by individuals over the Internet for improving their personal photographs. Our patented high speed filtering technology removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). The three product lines based upon our proprietary technology are: 1) the NUWAVE Video Processor (NVP) Technology, 2) Retail Products and 3) Digital Filtering Technology.

NVP Technology

     The first technologies we are commercializing are in the fields of photo and video-enhancement. We have developed proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This is known as the NUWAVE Video Processor (NVP) technology. We are marketing this technology in the form of ASIC chips (Application Specific Integrated Circuits) directly to OEM's who by incorporating this enabling technology would improve picture quality in their televisions, VCR's, DVD's, camcorders, set-top boxes and other video output devices. This technology can also be licensed to the OEM for incorporation onto their own ASIC design. The completed NVP 104 plastic (silicon) chip is currently being offered for sale. We are planning to introduce in June 2002 a step up ASIC chip, the "NVP 1104" which will be produced at not only a lower cost for both NUWAVE and the potential OEM but will also allow for easier design implementation for the OEM.

Retail Products

     During 2001 we completed development of the VGE set-top box for use with video games and DVD's. This is our first retail product utilizing the NVP ASIC chip. The VGE is a low-cost video game enhancer that provides home video "gamers" with better video quality, to give game players an "edge" to improve their scores. We know of no competitive device that is capable of similarly enhancing a video game.

     In late June 2001 we began introducing the VGE 101 through select distributors and manufacturer's representatives for placement in nationally known retail chains. We also entered into a strategic sales and marketing agreement with Partners in Europe ("PIE"), a Shannon, Ireland based firm to establish a full-scale European distribution, sales, marketing and warehousing operation for NUWAVE. In December we entered into a strategic alliance with Gemini Industries (Gemini), a leading manufacturer and distributor of consumer electronics accessories. Gemini was granted a five-year exclusive license to market and distribute NUWAVE's VGE in North America. We plan to introduce several additional set top box video enhancement products to the retail market during 2002.

Digital Software Technology

     During 2000, we completed the initial development of our first proprietary digital photo and video software technology and launched the PicturePreptm 2000 product line. The initial PicturePrep technology was developed at the height of the recent Internet frenzy for direct sale to consumers. With the downturn in the Internet boom we refocused our digital technology direction. In March 2001, this software was upgraded to PicturePrepTM Deluxe 2001 with new file management and uploading capabilities. In October 2001 the digital filters used in PicturePrep Deluxe were granted patent protection by the US Patent Office. These filters remove graininess and digital artifacts while preserving proper focus better than any other "real time" filters that are on the market today.

     We are concentrating our activities primarily on the sales of our ASIC line of chips, the introduction and sales of our digital software technology and our Internet presence to the OEM and professional video markets, the introduction of additional video and image enhancement set-top boxes for retail distribution and on the continuing development of our European sales presence.

     We believe this focused digital and analog image enhancement product strategy will provide our company with a technology base, product line and services we can offer to potential customers. This positions us to take full advantage of the significant video and photo growth opportunity presented by the converging PC, Internet, television, HDTV and telecommunication markets. We believe that the capacity of our administrative and support systems is sufficient to allow us to expand our business without significant additional capital expenditures.

     Although we anticipate deriving increased revenues from the sale of our ASIC chips and retail products and the licensing of our proprietary digital software during 2002, no assurance can be given that these products will be successfully marketed or that losses will not continue to occur during such period. See "Liquidity and Capital Resources."

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

     Bandwidths available for satellite video transmission are limited by the Federal Communications Commission ("FCC"). These limitations significantly restrict the amount of information that can be transmitted in any time interval and require most information to be transmitted in a compressed digitized format.

     Given the physical limitations of satellite, cable and telephone systems, and their increasing interactivity, ever more emphasis is being placed on compression technology as a means to allow more data to be transmitted in any time interval. Using a variety of techniques, portions of a digital description of an image are omitted in the transmission of information, and, by mathematical formula or inference, most of the omitted data is then replaced after reception. The result of this compression technology has been to increase the number of channels available for digital satellite broadcasting from 50 to 150, and to significantly improve the quality of images transmitted over the Internet. We believe that improvements in the amount of compression possible will continue. However, as the amount of compression increases, more data will likely be lost, and the quality of the image will deteriorate.

     Image information may be lost in the process of compression or distorted during recording, transmission or playback because of various factors, including signal interference or deterioration of original film quality and camera focus. Some of the problems from this loss or distortion of image information include lack of clarity, a "washed out" look and reduced or inadequate black level.

     One of the methods used to compress digitized video information for storage and transmission (other than television transmission) is to eliminate frames. A phenomenon causing analogous results occurs when the hard drive of a computer, or some other component, cannot retrieve or present data at sufficiently high fps. In either case, image movement is erratic and unrealistic. Regardless of whether the signal is compressed, the image may be subject to random salt and pepper noise patterns.

OUR COMPANY'S VIDEO ENHANCEMENT PRODUCTS

The NVP Technology

     Our patented NVP controls, corrects and improves analog video signals using digital control (software). The NVP first detects and replaces all important picture synchronization and stability attributes. It then corrects the color and black and white information. The NVP enhances fine details of an image and reduces distortions incurred in the course of transmitting the image, corrects the pure black content of images and adjusts perceived light on projected images. Fine detail enhancement is achieved by a proprietary circuit that analyzes the form of the analog waves at the point of origin or display, and processes the wave to significantly increase the clarity of the image.

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

     The NVP can be used prior to further processing of the Analog Video Wave at the source of the video signal and/or at the other end of the process prior to the display of the video image. In the form of a chip, it can be included in a television set, video projector or in a video conference display or in the decoder or routing box that connects a typical television to a cable broadcasting company or a multichannel satellite provider. The NVP also can be included in any personal computer that has a video capture board, a device enabling the computer to convert standard broadcast video signals into a digitized form. This enables the image to be enhanced prior to digitization.

     We have developed patented Softsets to control the functions of the NVP. The Softsets give both end-users and manufacturers who use the NVP in their products the ability to manipulate the attributes of video images to their own taste or standards. For example, the manufacturer of a set-top box who includes the NVP and Softsets in its product could offer viewers the ability to select predetermined optimum video parameters for "Sports," "Movies," "Drama" or other predesignated programming from their remote control ("Active Softsets"). Additionally, program providers or other transmitters can encode their signal so that a receiving device containing the Softsets and enhanced NVP will automatically adjust its video parameters to a predetermined value when the signal is received ("Passive Softsets"). The encoded signal can also be included in the actual programming.

Digital Video and Photo Software Video Enhancement Technology

     We have developed a proprietary technology to remove noise, graininess in pictures, to complement our clarity technology used in the NVP-104 ASIC. The result of this development is a set of patented algorithms that remove 70% of the picture noise while retaining correct focus (the image does not blur). In addition, the NUWAVE algorithm process is three times faster than any other known algorithm or filter thus allowing use in and during real time streaming video.

     We believe our company has proprietary solutions for sale in both analog and digital form to meet the continuing evolution and convergence of the PC to television markets and the worldwide trend away from analog devices toward digital devices.

Other Potential Products

     Our company, both internally and through the use of outside consultants, continues to conduct investigation and research and development with respect to other new technologies/products to address the digital, PC and internet markets, which are new markets for us to participate in. We intend to continue to use outside consultants to assure exposure to new ideas and technology. These activities may give rise to additional products that we may commercialize. However, there can be no assurance that our efforts will result in marketable products or products that can be produced at commercially acceptable costs or that the Company will have sufficient funds available to support the development and commercialization of such products.

RESEARCH AND DEVELOPMENT

     Our Advanced Engineering Group currently operates to support the continuing development of our products and related technology, and the identification of additional sources of new technology. We utilize our Advanced Engineering Group to create products and technology. These products and technology include the NVP, a significant amount of the software included in each of its products and new circuitry to allow this technology to be produced as an ASIC chip and the proprietary digital software photo and video enhancement technology utilized in our first Internet and retail software product PicturePrep. During 2001 we completed development of the VGE set-top box utilizing the NVP ASIC chip for use with video games and DVD's. This is our first retail product utilizing the NVP ASIC chip. The VGE 101 is a low-cost video game enhancer that provides home video "gamers" with better video quality, to give game players an "edge" to improve their scores. In addition to the VGE, which utilizes the NVP 104 chip as its core technology, our engineering group is finalizing development of five additional NVP derivative set-top boxes for the consumer retail and professional marketplaces. These products are expected to be available within the next six months. We are also nearing completion of the NVP 1104 ASIC chip, a step up product to the current NVP 104 ASIC. The NVP 1104 is expected to be completed in June 2002.

     The Advanced Engineering Group consists of four of our employees, together with outside consultant organizations who have on their respective staffs engineers, technicians and support personnel who devote time to our company on an as-needed project-by-project basis. We anticipate that the make-up of our Advanced Engineering Group will change from time to time depending on our current and anticipated development and commercialization plans. Our strategy with respect to new products and technologies is to continue to utilize the Advanced Engineering Group as well as other independent third party sources and to increase its internal technical and engineering staff as appropriate.

     During fiscal 2001 and 2000, $1,165,000 and $1,183,000, respectively, was spent on research and development activities. During the year ending December 31, 2002, we estimate that we will spend approximately $700,000 on research and development. Any increases or decreases to these research and development expenditure estimates are expected to be directly related to revenues generated from our current and forecasted product line-up.

MARKETING AND SALES

     Utilizing its proprietary technologies, the Company has completed development of three product lines: 1) Retail Products; 2) the NUWAVE Video Processor Technology and 3) Digital Software (PicturePreptm Technology). These three product lines are currently being marketed to their respective distribution channels as follows:

Retail Products

     In June 2001, we began introducing the VGE through select distributors and manufacturer's representatives for placement in nationally known retail chains. As a result of these initiatives, the VGE was placed in over 2,500 US retail outlets during the second half of 2001. In December 2001 we entered into a strategic alliance with Gemini Industries (Gemini), a leading manufacturer and distributor of consumer electronics accessories. Gemini was granted a five-year exclusive license to market and distribute NUWAVE's VGE in North America. As part of the agreement, Gemini placed an initial order consisting of a combination of finished goods inventory together with our proprietary ASICs totaling 25,000 units. The agreement contains a minimum annual purchase quantity of 100,000 units taken down on a monthly basis beginning in July 2002. Gemini, which sells products under the Philips, Zenith and Magnavox brands, also received the "right of first offer" on future versions of the VGE as well as future video and image enhancement set-top boxes for retail distribution. Gemini expects to begin marketing the VGE under the Zenith brand in July 2002. We expect to offer several additional set-top box products to Gemini under their right of first offer over the next six months.

     This alliance combines the respective strengths of each company. We will license our proprietary technology to Gemini, who will then manufacture, market and distribute the VGE to its customer base which covers approximately 17,000 retail locations in North America. The alliance supports our strategy to obtain access to an established retail distribution channel for the specialized image enhancement products we develop. Additionally, it allows us to allocate our time and resources away from costly retail marketing and distribution processes, to focus on developing innovative technologies and products for license to third parties with established marketing and distribution channels.

     Also in June 2001, we entered into a strategic sales and marketing agreement with Partners in Europe ("PIE"), a Shannon, Ireland based firm offering complete business solutions to North American companies seeking to establish or expand their European business. Under the agreement, PIE was to establish a full-scale European distribution, sales, marketing and warehousing operation for NUWAVE. The VGE was initially placed in over 500 retail locations throughout the UK. VGE sales in Europe for the year 2001 amounted to $118,000 net of returns and were less than originally anticipated. An analysis of the returns shows they are a direct result of the soft sell of the VGE experienced by the UK retailers. To some degree we experienced similar results in the US. This is directly attributable to the lack of consumer awareness of the VGE's features, benefits and actual enhancement performance. We have determined that this condition at retail was not caused by retail price point, competition, poor product performance or defective products but solely that six to nine months is not normally sufficient time to successfully introduce and develop consumer awareness for a new product in a whole new product category as is engendered by the VGE. To help ensure our European success and ensure better follow through support at the local level, in February 2002 we retained Menno Buys who resides in Amsterdam and who has a solid and successful business development background to take charge of our European operations. We are looking for a strategic partner or partners in Europe similar to Gemini in North America. There can be no assurances that we will be successful in these endeavors.

NVP ASIC Technology

     We are marketing this technology in the form of ASIC chips (Application Specific Integrated Circuits) directly to OEM's who by incorporating this enabling technology would improve picture quality in their televisions, VCR's, DVD's, camcorders, set-top boxes and other video output devices. This technology can also be licensed to the OEM for incorporation onto their own ASIC design. The completed NVP 104 plastic (silicon) chip is currently being offered for sale. We have been concentrating our efforts to date on demonstrating and marketing this technology to the large Asian consumer electronics OEM's in Japan and China. We have retained David Kwong, a consultant to the Company, for the sale and licensing of products in China and to maintain a sales office for the Company on China. In August and September 2001, we received our first OEM orders for the NVP 104 ASIC chips from a large Chinese electronics company that is utilizing the chips in its DVD product line, which is now available in the retail marketplace. We believe this is a significant step towards our goal of making our technology a new standard in video equipment and expect other OEM's to follow during 2002. Based on customer feedback we are planning to introduce in June 2002 a step up ASIC chip, the "NVP 1104" which will be produced at not only a lower cost for both NUWAVE and the potential OEM but will also allow for easier design implementation for the OEM. At the same time it will have additional features.

Digital Filtering Technology

     During 2000, we completed the initial development of our first proprietary digital photo and video software technology and launched the PicturePreptm 2000 product line. The initial PicturePrep technology was developed at the height of the recent Internet frenzy for direct sale to consumers. With the downturn in the Internet boom we refocused our digital technology direction. In March 2001, this software was upgraded to PicturePrepTM Deluxe 2001 with new file management and uploading capabilities. In October 2001 the digital filters used in

PicturePrep Deluxe were granted patent protection by the US Patent Office. These filters remove graininess and digital artifacts while preserving proper focus better than any other "real time" filters that are on the market today.

     We plan to license the digital filtering technology associated with PicturePrepTM Deluxe 2001 to OEM's for embedding in products such as PC's, printers, scanners, camcorders and DVD's, among other digital imaging devices. These patented filters are expected to be in demand for use in processing digital video and movies used for streaming video over the Internet. The PicturePreptm digital technology not only complements our proprietary analog ASIC chip technology but can also work in conjunction with it to further improve the resulting image quality.

     With the initial introduction and sales of our VGE retail product and our ASIC chips occurring during 2001, our net sales for the year ended December 31, 2001 were $505,000 as compared to $14,000 for the prior year. See the discussion of concentration of customers at page F-10 to Notes to Financial Statements. As a result of the exclusive Gemini Agreement, thus we anticipate a substantial reduction in our overall marketing and distribution costs of $638,000 in 2001 as they will be responsible for marketing and selling to retail outlets in North America. Although we anticipate deriving increased revenues from the sale of our ASIC chips and retail products and the licensing of our proprietary digital software during 2002, no assurance can be given that these products will be successfully marketed during such period.

MANUFACTURING

     The Company does not contemplate that it will directly manufacture any of its products. It has contracted with third parties to manufacture its NVP 104 ASIC and its VGE. It also may license to third parties the rights to manufacture the products, through direct licensing, OEM arrangements or otherwise.

     The Company intends to produce the NVP ASIC chips in accordance with a customer's requirements supported by firm commitments rather than producing and storing in inventory ASIC chips in anticipation of applications required by customers in the future.

PATENTS; PROPRIETARY INFORMATION

     To the extent practicable, the Company has filed and intends to file U.S. patents and/or copyright applications for certain of its proposed products and technology. The Company has also filed and intends to file corresponding applications in key industrial countries worldwide.

     In April 1996, the Company filed two U.S. patent applications on behalf of Rave Engineering Corporation ("Rave") for its Randall connector system. One patent was received in November 1997 and the second one in January 1998. Under the terms of the settlement agreement with Rave, the Company retains the exclusive license rights to these patents.

     In April 1998, the Company filed three U.S. patent applications for certain of its independently developed products: one for the NUWAVE Video Processor and two for the Softsets, these patents were granted in November 2000, February 2001 and May 2001, respectively. In August 1999, the Company filed a patent application for its digital software technology as used in PicturePrep product line, this patent was granted in October 2001. There is no assurance that any patent will afford us with commercially significant protection of our technology or that we will have adequate resources to enforce our patents.

     The Company also sells its technology and products in foreign markets. As such, it has filed for foreign patent protection in the countries forming the European Common Union, Japan and Korea. The patent laws of other countries may differ significantly from those of the United States as to the patentability of the Company's products and technology. Moreover, the degree of protection afforded by foreign patents may be different from that in the United States. Patent applications in the United States are maintained in secrecy until the patents are issued, if a non-publication request is timely made and the applications are not foreign filed, and are otherwise published 18 months after filing. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. As a result, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions.

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

EMPLOYEES

     The Company currently has nine full-time employees, of whom five are executives or administrative and four are in the Advanced Engineering Group, and depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development. The Company also retains a varying number of consultants on an as-needed basis.

ITEM 2.  DESCRIPTION OF PROPERTIES

FACILITIES

     The Company has established its headquarters in Fairfield, New Jersey. Pursuant to the sublease relating to such facility, the Company is obligated to make monthly rental payments of $5,800. The lease is on a month-to-month basis. The Company's subleased portion of the facility is approximately 2,500 square feet and the sublease entitles the Company to share certain common areas. David Kwong leases office space in China for the Company's use for a monthly rental fee of $1,000.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 28, 2001, the Company held a special meeting of its stockholders, to approve a contemplated private placement of shares of the Company's Common Stock, including shares underlying any related warrants, aggregating not more than 7,500,000 shares of Common Stock, to fulfill Nasdaq Stock Market Rule 4350(i)(1)(D)(ii).

     The following table sets forth information regarding the number of votes cast for and against, with respect to the matter presented at the meeting.

        FOR          AGAINST OR WITHHELD     ABSTENTIONS           UNVOTED

     5,445,677             147,080             107,749                0



                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET FOR COMMON EQUITY

     The Company's Common Stock, par value $.01 per share ("Common Stock"), has been traded since July 1996 on the NASDAQ SmallCap Stock Market under the symbol "WAVE" for Common Stock and "WAVEW" and "WAVEZ" for Common Stock Warrants. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the NASDAQ SmallCap Stock Market during each of the quarters presented. For information regarding possible delisting on NASDAQ, see Risk Factor 17. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                   Common       Warrants        Warrants
                                   Stock         Issued          Issued
                                               July 1996      May/June 1998
                               HIGH    LOW     HIGH   LOW      HIGH   LOW
QUARTERLY PERIOD ENDED

March 31, 2000                $5.75   $2.19   $3.19  $ .66    $2.56  $1.00
June 30, 2000                  4.13    1.66    1.75    .53     1.50    .75
September 30, 2000             2.44    1.59     .63    .34     1.13    .75
December 31, 2000              1.75     .69     .38    .06     1.00    .16
March 31, 2001                 1.44     .41     .25    .03      .50    .06
June 30, 2001                  1.02     .60     .28    .05      .38    .06
September 30, 2001             1.89     .55     .40    .18      .75    .14
December 31, 2001              1.43     .86     .22    .09      .45    .05

     As of March 15, 2002, there were approximately 220 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

     The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the three months ended December 31, 2001 there were no sales of unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATIONS

                          SUMMARY FINANCIAL INFORMATION

     The summary financial data set forth below are derived from and should be read in conjunction with the financial statements, including the notes thereto, filed as part of this Form 10-KSB.

                                    YEAR ENDED     YEAR ENDED       YEAR ENDED
  STATEMENT OF OPERATIONS DATA     DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                       2001           2000             1999

(in thousands, except share data)
Revenues                           $       505    $        14      $        17
Net Loss                           $     4,273    $     4,289      $     2,690
Net loss per common share          $     (0.40)   $     (0.42)     $     (0.32)
Weighted average number of shares   10,749,404     10,135,345        8,419,644


                                   DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
    BALANCE SHEET DATA:                2001           2000             1999

Working capital                    $       895    $     3,767      $     1,833
Total assets                       $     2,133    $     4,885      $     3,180
Total liabilities                  $       846    $       417      $       275
Stockholders' equity               $     1,287    $     4,467      $     2,906

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

GENERAL

     In 2001 we began commercializing our technologies, having been a development stage enterprise since our organization in July 1995. Our mission is to identify, develop and commercialize high-margin, proprietary technologies suited for high-volume, high-growth markets and, in turn, achieve attractive long-term growth for our company. We have been focusing on technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. Our initial products can be used by original equipment manufacturers (OEM's) for placement into products that have or utilize display screens such as televisions or DVD players, for supplementing and increasing video quality on existing television monitors and video displays via set-top boxes containing our technology, and by individuals over the Internet for improving their personal photographs. Our patented high speed filtering technology removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). We have developed and are currently marketing three product lines based upon our proprietary technology. These products are: 1) the NUWAVE Video Processor (NVP) Technology; 2) Retail Products and 3) Digital Filtering Technology (see "Marketing and Sales").

RESULTS OF OPERATIONS

     Revenues for the year ended December 31, 2001 were $505,000 as compared to $14,000 for the prior year. This was a direct result of the introduction and sales of our VGE retail product and our ASIC chips. Cost of Sales for 2001 was $308,000 versus $4,000 for 2000 also as a direct result of the increased sales. Research and development costs for the year ended December 31, 2001 were $1,165,000; a reduction of $18,000 from the prior year. This reduction included a decrease in engineering salaries and outside consulting fees of $257,000 and miscellaneous related costs of $10,000 primarily due the completion of the initial development of our core technologies. These reduced development costs were partially offset by an increase in amortization and write off of development costs related to the PicturePrep software and the PicturePrepCub.com website over 2000 of $249,000. General and administrative expenses for the year ended December 31, 2001 were $$3,699,000; an increase of from the prior year. Such increases were primarily a result of accounting treatment for performance stock options granted during 2001 ($226,000), increased legal fees as a result of additional SEC filings and contract work during 2001 ($144,000) and other ($15,000). Interest expense (net of interest income) for the year ended December 31, 2001 was $76,000 as compared to $264,000 for the prior year as a result of lower cash balances throughout 2001 compared to 2000. During the year ended 2001 the Company showed a benefit arising from income taxes of $318,000 as compared to a provision for income taxes in 2000 of $66,000. This change is a direct result of estimates posted for the sale of state tax credits based on a special New Jersey State program. As a result of the above the Company had a net loss for the year ended December 31, 2001 of $4,273,000 compared to a net loss for the year ended December 31, 2000 of $4,289,000, a decrease in losses of $16,000.

     The net loss for the year ended December 31, 2000 of $4,289,000 compared to a net loss for the year ended December 31, 1999 of $2,691,000, an increase in losses of $1,598,000. The increased losses for the year ended 2000 were primarily attributable to increases in advertising and trade show expenses of $581,000 relating to the introduction of the PicturePrep 2000 product and the opening of the Company's photo portal PicturePrepClub.com; an increase in payroll costs of approximately $130,000 relating to the addition of two marketing personnel; an increase in amortization charges relating to the issuance of stock options to third party consultants of $107,000; increases in Research and Development Costs of $244,000 and a reduction in the Company's provision for income tax benefits of $975,000. The increase in research and development costs of $244,000 was principally related to the final stages of development of the NVP 104 chip, development of Picture Prep technology and costs related to the development of the Company's on-line photo portal. These increases were partially offset by an increase in interest income of $100,000 and one-time charges of $339,000 incurred during 1999 relating to the results of an arbitration settlement with Rave Engineering Corp.

     Although we anticipate deriving increased revenues from the sale of our ASIC chips and retail products and the licensing of our proprietary digital software during 2002, no assurance can be given that these products will be successfully marketed or that losses will not continue to occur during such period. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     From its inception until the IPO in 1996, the Company relied for all of its funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of its debt and equity securities ("Private Financings"). In July 1996, the Company completed its IPO and received net proceeds of $9,538,428. The Company used $2,073,652 of the net proceeds of the IPO to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings. On February 6, 1998, the Company issued 253,485 shares of its Common Stock for an aggregate purchase price of $1,000,000 to a Private Limited Partnership. Between May 19, 1998 and June 9, 1998, pursuant to a placement agency agreement with Janssen-Meyers Associates, L.P. ("Janssen-Meyers"), the Company issued 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants for an aggregate purchase price of $7,280,546.

     On March 14, 2000, the Company completed a private placement with Janssen-Meyers whereby the Company issued 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock Purchase Warrants for an aggregate purchase price of $6,600,000.

     During the period, beginning August 28, 2001 and ending November 12, 2001, the Company issued a total of 844,922 of its shares at a reduced exercise price of $1 to the holders of certain of its placement agent warrants. These warrants were originally issued to the placement agent in connection with two private placements of the Company's equity in May 1998 and March 2000 at exercise prices of $3.24 and $3.95 respectively. As a special incentive offer to the holders of the placement agent warrants, the original exercise prices was reduced during the period August 15, 2001 to January 15, 2002.

     On February 5, 2002, the Company entered into a private placement agreement with investors whereby the Company issued 600,000 shares of its Common Stock for an aggregate purchase price of $330,000. On February 27, 2002 the Company entered into an agreement with an investor whereby the Company issued 214,286 shares of Common Stock and warrants to purchase up to 50,000 shares of Common Stock for an aggregate purchase price of $150,000. The warrants have an exercise price of $1.00 per share with exercise period of five years expiring February 27, 2007.

     On April 15, 2002 the Company entered into a $3 million Equity Line of Credit with a qualified investor (the "Purchaser"). Provided it is in compliance with the terms of the agreement, including the effective registration of shares to be sold, the Company may, at its option, require the investor to purchase up to $300,000 per month of the Company's Common Stock (the "put shares") up to a maximum of $3 million over the two years immediately following the effective date of the registration statement. The purchase price of the put shares will be 97% of the the closing bid price. In addition the Company has issued as a fee to the Purchaser approximately 242,000 shares of restricted stock with a fair value of $150,000. Upon the initial Put and all subsequent Puts, the Purchaser shall receive directly from escrow cash compensation equal to 4% of the gross proceeds of the Put.

     We anticipate that with our cash currently on hand and the completion of an effective registration statement relating to the Equity Line of Credit, we will be able to satisfy contemplated cash requirements for at least through the next twelve months. In their report on the audit of NUWAVE's financial statements for the year ended December 31, 2001, our independent auditors included an explanatory paragraph in their report because of the uncertainty that the Company could continue in business as a going concern. In the event the Company is unable to complete a registration and sale of its Common Stock pursuant to this agreement, there would be substantial doubt about the ability of the Company to continue as a going concern.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

1. WE HAVE PRIMARILY BEEN A DEVELOPMENT STAGE ENTERPRISE WITH ONLY A LIMITED OPERATING HISTORY.

     Until June of 2001 we were a development stage enterprise. At that time we shifted to commercialization and thus have had only a limited operating history. Since our inception in July 1995, we have been engaged primarily in raising funds and directing, supervising, and coordinating the activities of our Advanced Engineering Group, made up of our own employees and third-party consultants who work with us on a project-by-project basis, in the continuing development of the NUWAVE Video Processor (NVP) Technology, retail products utilizing the NVP technology and our digital image enhancement software filters. During the second half of 2001 we began producing and selling the NVP Video Processor in an ASIC (Application Specific Integrated Chip) format for the OEM market and our first set top box product utilizing the NVP technology the VGE for the retail market (See Marketing and Sales). Although we have experienced some early success with these products, our prospects must be considered in light of the risks associated with the establishment of a new and small capitalized business in the evolving electronic video industry. In our case this is particularly so, as further risks will be encountered in our shift from the development to the commercialization of new products based on innovative technology. There can be no assurance that we will be able to generate significant revenues or achieve profitable operations.

2. WE HAVE A HISTORY OF INCURRING LOSSES AND WE ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES.

     To date, we have received only limited revenue from the sale of our products. There can be no assurance that our technology and products will be able to compete successfully in the marketplace and/or generate significant revenue. We have incurred significant costs in connection with the development of our technologies and proposed products and there is no assurance that it will achieve sufficient revenues to offset anticipated operating costs. As of December 31, 2001, we had an accumulated deficit of approximately $24,440,000. Although we anticipate deriving revenues from the sale of our VGE and NVP (Video Processor) and related products and digital software products within the next twelve months, no assurance can be given that these products will be successfully marketed. Management anticipates that we may continue to incur losses for at least the next twelve months. Included in such former and future losses are research and development expenses, marketing costs, and general and administrative expenses. We anticipate that our losses will continue until we are able to generate sufficient revenues to support our operations.

3. OUR CONTINUED DEVELOPMENT EFFORTS AND FUTURE GROWTH DEPEND UPON OUR ABILITY TO RAISE ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE TO US WHEN NEEDED OR ON ACCEPTABLE TERMS.

     Our capital requirements in connection with our development activities have been significant. We have been dependent upon the proceeds of sales of our securities to private investors to fund our initial development activities. Since our initial public offering in July 1996, we have obtained needed capital through private placements of our securities. We anticipate, based on our current proposed plans and assumptions relating to our operations, that we will require additional capital in order to implement our business plan (see Liquidity and Capital Resources and Plan of Operation). On April 15, 2002, the Company entered into a $3 million Equity Line of Credit with a qualified investor (the "Purchaser"). Provided it is in compliance with the terms of the agreement, including the effective registration of shares to be sold, the Company may, at its option, require the investor to purchase up to $300,000 per month of the Company's Common Stock (the "put shares") up to a maximum of $3 million over the next two years from the effective date. The purchase price of the put shares will be 97% of the then Market Price. In their report on the audit of NUWAVE's financial statements for the year ended December 31, 2001, our independent auditors included an explanatory paragraph in their report because of the uncertainty that the Company could continue in business as a going concern. In the event the Company is unable to complete a registration and sale of its Common Stock pursuant to this agreement, there would be substantial doubt about the ability of the Company to continue as a going concern. To the extent that any future financing involves the sale of our equity securities, our existing stockholders could be substantially diluted.

4. WE DEVELOP TECHNOLOGY AND PRODUCTS USING NEW CONCEPTS, SO THERE IS UNCERTAINTY ABOUT MARKET ACCEPTANCE OF OUR PRODUCTS, AND WE HAVE LIMITED MARKETING EXPERIENCE.

     We develop technology and products using new concepts and designs in video imagery and processing. Our prospects for success will depend on our ability to successfully sell our products to key manufacturers and distributors who may be inhibited from doing business with us because of their commitment to their own technologies and products or because of our relatively small size and lack of sales and production history. As a result, demand and market acceptance for our technology and products are subject to a high level of uncertainty. We currently have limited financial, personnel and other resources to undertake the extensive marketing activities that will be necessary to market our technology and products once their development is completed. No assurance can be given that any of our potential customers will enter into any arrangements with us. Further, there is no assurance that our marketing efforts will be successful.

5. WE DEPEND ON THE MANUFACTURERS OF PRODUCTS WHO WISH TO INCLUDE OUR NVP VIDEO PROCESSOR TO MAKE DESIGN MODIFICATIONS NECESSARY TO INCORPORATE OUR TECHNOLOGY INTO THEIR PRODUCTS.

     Commercialization of the NVP Video Processor and sale to manufacturers of the relevant video equipment will require such manufacturers to adopt new circuit configurations to accommodate the relevant chip in their products. Although the NVP Video Processor meets the various video broadcast standards, we anticipate that manufacturers wishing to use the NVP Video Processor will make such modifications because of the benefits derived from the improved performance of their products and the relative simplicity of such modifications. However, there is no assurance that such modifications will be made. Also, the cost of such modifications may inhibit or prevent their adoption. Our ability to sell and/or license our products would be adversely affected if designers and manufacturers fail to make such modifications.

6. WE WILL RELY ON OTHERS TO MANUFACTURE OUR DEVICES, AND WE MAY NOT BE ABLE TO MEET CUSTOMER DEMAND IF OUR SUPPLIERS CANNOT MEET OUR QUANTITY AND QUALITY REQUIREMENTS.

     We do not plan to directly manufacture any of our products. We contract with third parties to manufacture our NVP Video Processor and related retail products. We may also license to third parties the rights to manufacture our products, either through direct licensing, original equipment manufacturer arrangements or otherwise.

     We are dependent on third parties to manufacture our NVP ASIC (the application specific integrated circuit-based NVP Video Processor) and related products as well as future products we may choose to commercialize. There can be no assurance that our current suppliers will dedicate sufficient production capacity to satisfy our requirements within scheduled delivery times, or at all. Failure or delay by our suppliers in fulfilling our anticipated needs would have an adverse effect on our ability to develop and market our products. In addition, we will be dependent on third-party vendors for many of the components necessary for the final assembly of our products. We may have difficulty in obtaining contractual agreements with suppliers of these materials due to, among other things, possible material shortages or possible lack of adequate purchasing power. While our management believes that these components are available from multiple sources, it is anticipated that we will obtain certain of them from a single source, or limited number of sources, of supply. In the event that certain of these suppliers are unable or unwilling to provide us with these components on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and could have a material adverse effect on our operations.

7.   COMPETITION

     Intense competition exists in the markets that we are in. Further, with respect to the market for video editing, video production and video processing products, significant price erosion over the life of a product exists. Our products will directly compete with those of numerous well-established companies, including the following companies, which design, manufacture and/or market video technology and other products: Sony Electronics, Inc., Panasonic Division of Matsushita Electric Industrial Co., Motorola, Inc., Mitsubishi International Corp., and Royal Philips Electronics, NV.

     All of the above companies have substantially greater financial, technical, personnel and other resources than we do for production and innovation of products, and for marketing and sales. Further, each has established a reputation for success in the development, licensing, sale and service of its products and technology. In addition, certain of these competitors dominate their industries and have the necessary financial resources to enable them to withstand substantial price competition or downturns in the market for video products.

8. OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND AGGRESSIVE COMPETITION.

     Rapid changes characterize the markets for our technology and products. Further, evolving industry standards often result in product obsolescence or short product life cycles. Certain companies may be developing technologies or products which may be functionally similar, or superior, to some or all of our proposed products. As a result, our ability to compete will depend on our ability to, among other things: complete development and introduce to the marketplace in a timely and cost-competitive manner our products and technology; continually enhance and improve our products and technology; adapt our products to be compatible with specific products manufactured by others; and successfully develop and market new products and technology.

     There is no assurance that we will be able to compete successfully or that our competitors will not develop similar or competitive technologies or products that render our products and technology obsolete or less marketable. Further, there is no assurance that we will be able to successfully enhance our proposed products or technology or adapt them satisfactorily.

9. TO THE EXTENT PRACTICABLE, WE HAVE FILED U.S. PATENTS AND/OR COPYRIGHT APPLICATIONS, BUT THERE IS NO ASSURANCE THAT ANY PATENT OR COPYRIGHT WILL AFFORD US COMMERCIALLY SIGNIFICANT PROTECTION.

     To the extent practicable, the Company has filed and intends to file U.S. patents and/or copyright applications for certain of its proposed products and technology. The Company has also filed and intends to file corresponding applications in key industrial countries worldwide.

     In April 1996, the Company filed two patent applications on behalf of Rave for its Randall connector system. One patent was received in November 1997 and the second one in January 1998. Under the terms of the settlement agreement with Rave, the Company retains the exclusive license rights to these patents. In

April 1998, the Company filed three patent applications for certain of its independently developed products: one for the NUWAVE Video Processor and two for the Softsets, these patents were granted in November 2000, February 2001 and May 2001, respectively. In August 1999, the Company filed a patent application for its digital software technology as used in PicturePrep product line, this patent was granted in October, 2001. There is no assurance that any patent will afford us with commercially significant protection of our technology or that we will have adequate resources to enforce our patents.

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

10.  NO DIVIDENDS

     We have not paid any cash dividends to date. Payment of dividends on our Common Stock is within the discretion of our board of directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. We do not intend to declare any dividends on our common stock in the foreseeable future. Instead, we plan to retain any earnings we receive for development of our business operations.

11.  LIMITATION ON TAX LOSS CARRYFORWARDS

     As of December 31, 2001, we had available unused net operating loss carryforwards aggregating approximately $23,100,000 to offset future federal taxable income. The unused net operating loss carryforwards expire in various years from 2010 to 2021. Under Section 382 of the Internal Revenue Code of 1986, utilization of prior net operating loss carryforwards is limited after an ownership change. We may be subject to limitations on the use of our net operating loss carryforwards as provided under Section 382 by reason of prior placements of our securities and future transactions. Accordingly, there can be no assurance that a significant amount of the existing net operating loss carryforwards will be available to use. In the event that we achieve profitability, as to which there can be no assurance, such limitation would have the effect of increasing our tax liability and reducing our net income and available cash resources in the future.

12.  LIMITATION ON LIABILITY OF DIRECTORS AND OFFICERS

     Our company's certificate of incorporation provides that we will indemnify any of our directors, officers, employees or agents against actions, suits or proceedings relating to our company and, subject to certain limitations, a director shall not be personally liable for monetary damages for breach of his fiduciary duty. In addition, we have entered into an indemnification agreement with each of our directors. Such indemnification agreement provides that a director is entitled to indemnification to the fullest extent permitted by law.

13. WE MUST ATTRACT AND RETAIN KEY PERSONNEL IN ORDER TO REMAIN COMPETITIVE WHICH MAY BE DIFFICULT GIVEN OUR SMALL SIZE AND LIMITED RESOURCES COMPARED TO MANY OF OUR COMPETITORS.

     Our operations depend largely on the continued employment of Mr. Gerald Zarin, Chairman of the Board, President and Chief Executive Officer. If Mr. Zarin or other members of management or key personnel resign or otherwise leave our company, our business and financial condition could be materially adversely affected.

14. PROVISIONS IN THE EMPLOYMENT CONTRACT OF OUR PRESIDENT AND IN THE SEVERANCE AGREEMENTS OF OUR EXECUTIVE OFFICERS ARE TRIGGERED BY A CHANGE IN CONTROL, WHICH ALSO COULD DISCOURAGE UNSOLICITED TAKEOVER ATTEMPTS.

     Provisions in the employment contract of our President and in the severance agreement of one executive officer providing for various termination benefits are triggered by certain changes in control of our company. Such provisions could have the effect of discouraging, delaying or preventing unsolicited takeover attempts.

15. PROVISIONS IN OUR COMPANY'S CERTIFICATE OF INCORPORATION COULD DISCOURAGE UNSOLICITED TAKEOVER ATTEMPTS WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     Provisions of our company's certificate of incorporation and by-laws and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then-current market value of our common stock. Such provisions may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts. In addition, our board of directors, without further stockholder approval, may issue preferred stock that could have the effect of delaying or preventing a change in control. The issuance of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

16.  MARKET PRICE FLUCTUATIONS

     The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the computer, video and telecommunications industries, changes in earnings estimates, recommendations by analysts and other events.

17. OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET IF WE DO NOT MEET THE MINIMUM REQUIREMENTS FOR CONTINUED LISTING.

     The National Association of Securities Dealers maintains requirements for the continued listing on the Nasdaq SmallCap Market that include the following: the listed shares of common stock have a minimum bid price of $1.00 per share; companies with listed shares have net tangible assets of $2,000,000 (effective November 1, 2002 this will change to $2,500,000 in net equity) or market capitalization of $35,000,000 or net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000; and that the market value of the public float of our common stock be at least $4,000,000. Since January 4, 2002, the minimum bid price of our stock has been less than $1.00. The Company has been notified by Nasdaq that it has been provided until August 19, 2002 to regain compliance under the minimum bid rule to avoid a delisting notification. At December 31, 2001 the Company had net tangible assets of $1,287,000. During February 2002, the Company raised approximately $450,000 through two private equity placements. The Company intends to raise additional cash through equity financing to regain compliance under the Net Tangible Asset rule. Additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders. There can be no assurance that such additional capital will be available to the Company on commercially reasonable terms or at all.

18. OUR COMMON STOCK COULD BECOME SUBJECT TO "PENNY STOCK" RESTRICTIONS UNDER FEDERAL SECURITIES LAWS, WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK.

     The SEC has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. On March 1, 2001, the closing bid price for our common stock, as quoted on the Nasdaq SmallCap Market, was $0.88 per share and therefore, our common stock is designated a "Penny Stock." As a penny stock, our common stock may become subject to Rule 15g-9 under the Exchange Act or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

     For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

     The penny stock restrictions will not apply to our common stock if we continue to meet a $2,000,000 minimum net tangible assets and a $1.00 market price. There can be no assurance that our common stock will continue to qualify for exemption from the penny stock restrictions. In any event, even if our common stock were exempt from the penny stock restrictions, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

ITEM 7.   FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to pages F-1 through F-18 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


        Set forth below are the names as of March 1, 2002 and the business experience of the directors and executive officers of the Company:

            NAME              AGE                        POSITION
---------------------       -------       --------------------------------------
Gerald Zarin                  61          Chairman of the Board of Directors,
                                          President and Chief Executive
                                          Officer
Edward Bohn                   56          Director
Richard E. Ekstract           71          Director
Lyle E. Gramley               75          Director
Joseph A. Sarubbi             73          Director
Jeremiah F. O'Brien           55          Vice President, Secretary and Chief
                                          Financial Officer
Robert Webb                   65          Vice President - Marketing/Technical
                                          Development

        GERALD ZARIN has been a Director and President and Chief Executive Officer of the Company since July 1995. He has been Chairman of the Board of Directors since January 28, 1996. From June 1993 to July 1995, he was President and Chief Executive Officer at AMD Consulting, Inc., a business-consulting firm. From June 1991 until January 1993, Mr. Zarin was the Chairman, President and Chief Executive Officer of Emerson Radio Corporation ("Emerson Radio"), which designs and sells consumer electronics products. From November 1990 to June 1991, he was President and Chief Executive Officer of JEM, Inc., an importer of fine furnishings. From August 1987 to October 1990, he was Senior Vice President and Chief Financial Officer of Horn & Hardart, Inc., the parent company for Hanover House and various other hotels and fast food chains. From 1976 to 1986, he was President and Chief Executive Officer of Morse Electro, Inc., which designed and sold consumer electronics products.

        EDWARD BOHN has been a Director of and a consultant to NUWAVE Technology, Inc., since July 1995. Since March 2001, he has been Chief Financial Officer of Nova Corp., which constructs and manages the construction of data centers serving the telecommunications (Internet) industry both domestically and internationally, after having been a Director and Consultant since December 1999. Since February 1995, he has been a Director and Consultant of Jennifer Convertibles, a furniture distributor. Since September 1994, he has operated as an independent consultant in financial and operational matters. From January 1983 to March 1994, Mr. Bohn was employed in various capacities by Emerson Radio, including from March 1993 to March 1994, as Senior Vice President-Special Projects; and from March 1991 to March 1993, as Chief Financial Officer and Treasurer/Vice President of Finance. Prior to March 1991, he was Vice President of Finance and Treasurer.

        Prior to Emerson he held positions as and Officer and Assistant Controller of Jersey Central Power and Light, was Coordinator of Internal Auditing for the GPU System, controller of a multi-million food manufacturing company, and held various positions in a public accounting firm.

        RICHARD E. EKSTRACT has been a Director of the Company since September 1999. Since 1959, Mr.Ekstract has created, financed and launched more than twenty periodicals about the consumer electronics industry, including Audio Times, Consumer Electronics Monthly, Consumer Electronics Show Daily, Autosound and Communications, Satellite Retailing, Video Business, Video Review, TWICE, CARS, and License! Mr. Ekstract is also founder and chairman of the Home Office Association of America and the creator of the Audio Hall of Fame and Video Hall of Fame. He is about to launch a new magazine for consultants called Consult!

        LYLE E. GRAMLEY has been a Director of the Company since December 1995. Since 1985, he has been employed by the Mortgage Bankers Association in Washington, D.C., serving as Senior Staff Vice President and Chief Economist since 1985 to 1992, and as a Consulting Economist since 1992. From 1980 to 1985, Mr. Gramley was a member of the Board of Governors of the Federal Reserve Board.

        JOSEPH A. SARUBBI has been a Director of the Company since March 1996. From October 1993 to June 6, 1996, he was a director of The Panda Project, Inc., a manufacturer of computers and semiconductor packages. Since April 1988, Mr. Sarubbi has been a self-employed management and technical consultant to various technology companies. From February 1986 to April 1988, he was Senior Vice President of Manufacturing Operations for Tandon Corporation, a computer manufacturer. From December 1952 to January 1986, Mr. Sarubbi was employed by IBM in various senior engineering positions.

        JEREMIAH F. O'BRIEN has been Vice President and Secretary of NUWAVE Technologies since July 1995. Mr. O'Brien has been the Chief Financial Officer of NUWAVE since January 1996. Prior to joining NUWAVE, Mr. O'Brien held a six-year post as CFO and Executive Vice President for Cardiac Resuscitator Corporation, a medical electronic manufacturer. From September 1989 to June 1991, he served as Senior Vice President of Finance for Emerson Computer Corporation and Emerson Technologies, Inc., both of which manufacture and sell electronic components and products. Mr. O'Brien has also held a Corporate Controller's position for Andin International, a jewelry manufacturing company. Mr. O'Brien has also acted as an acted as an independent financial consultant to various private corporations.

        ROBERT WEBB has served as Vice President of marketing for NUWAVE since September 1995. From June 1995 to September 1995, Mr. Webb acted as an independent consultant to various private corporations. From July 1994 to March 1995, he was Vice President of new product development for Studio Magic, Inc. From October 1973 to October 1993, he was employed by and succeeded to General Manager, GSD of Grass Valley/Tektronix, a company that produces broadcast television equipment. Mr. Webb began his career as an engineer designing television systems for the United States government and was on the design team that completed the first digital television. He was also Founder and President of World Video, the first company to produce a monitor using the Trinton picture tube.

ITEM 10.  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

        The following table sets forth the annual compensation paid by the Company for services performed on the Company's behalf for the fiscal years ended December 31, 1999, 2000 and 2001, with respect to those persons who were, as of December 31, 2001, the Company's Chief Executive Officer and the Company's executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                            ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                            -------------------                 --------------------------
                                                                                SECURITIES
                                                                                UNDERLYING
                                                                    OTHER         OPTIONS
          NAME AND                                                 ANNUAL         (NUMBER       ALL OTHER
     PRINCIPAL POSITION          YEAR      SALARY      BONUS     COMPENSATION   OF SHARES)    COMPENSATION
     ------------------          ----      ------      -----     ------------   ----------    ------------
Gerald Zarin, President and      2001    $ 144,000       0             $0        200,000            $0
Chief Executive Officer          2000    $ 140,000   $  50,000         $0              0            $0
                                 1999    $ 120,000   $  25,000         $0         50,000            $0
Don Legato,*                     2001    $ 158,000       0             $0              0            $0
Vice President, Sales            2000    $ 150,000   $   7,500         $0              0            $0
                                 1999    $ 150,000   $   5,000         $0         10,000            $0
Jeremiah F. O'Brien, Chief       2001    $ 108,000       0             $0         50,000            $0
Financial Officer, Vice          2000    $ 114,000   $  25,000         $0              0            $0
President and Secretary          1999    $ 100,000   $  10,000         $0         20,000            $0
Robert Webb, Vice President,     2001    $ 125,000       0             $0              0            $0
Marketing/Technical              2000    $ 119,000   $  25,000         $0              0            $0
Development                      1999    $ 108,000   $  10,000         $0         20,000            $0

* Mr.Legato's employment terminated in February 2002.

                       OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth all grants of options for the Company's Common Stock to the Named Executive Officers of the Company during fiscal 2001.

                 OPTION GRANTS FOR YEAR ENDED DECEMBER 31, 2001

                       (INDIVIDUAL GRANTS IN FISCAL YEAR)

                               NUMBER OF      PERCENT OF
                               SECURITIES    TOTAL OPTIONS      EXERCISE
                               UNDERLYING      GRANTED TO         PRICE           EXPIRATION
            NAME                 OPTIONS       EMPLOYEES      PER SHARE (1)          DATE
            ----               ----------    ------------     -------------      -----------

Gerald Zarin                    150,000          42.8            $0.79          June 12, 2006
                                 50,000          14.3            $0.79        December 31, 2001

Robert Webb                           0

Don Legato                       55,000          15.7            $1.16        December 31, 2001
                                 10,000           2.9            $1.16        November 15, 2001

Jeremiah F. O'Brien              50,000          14.3            $0.79          June 12, 2006

                                -------         -----
TOTAL                           315,000         87.1%
                                =======         =====
(1) All grants of options have been made with exercise prices equal to fair value at date of grant.


AGGREGATED OPTION EXERCISES

        No options were exercised in fiscal year 2001 by any of the Named
Executive Officers. The following table sets forth, as of December 31, 2001, the number of stock options and the value of unexercised stock options held by the Named Executive Officers.

           AGGREGATED OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2001
                           AND YEAR-END OPTION VALUES
                                     NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                    UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS (1)
             NAME                OPTIONS AT DECEMBER 31, 1998         AT DECEMBER 31, 1998
             ----                ----------------------------     ----------------------------
                                 EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE

Gerald Zarin                        785,000            0           $35,000           $0
Robert Webb                         110,000            0              $0             $0
Don Legato                          120,000            0              $0             $0
Jeremiah F. O'Brien                 175,000            0           $13,000           $0
                                   ---------                       -------
TOTAL                              1,190,000                       $48,000
                                   =========                       =======

------------------
(1) The dollar value of the unexercised options has been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the option at fiscal year-end.

DIRECTORS' COMPENSATION

             Directors who are not employees of the Company are entitled to a fee of $2,500 per year and $500 per meeting attended (other than telephonic meetings) for serving on the Board of Directors. Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors. For the fiscal year ended December 31, 2001, Messrs. Ekstract, Bohn, Gramley and Sarubbi received compensation of $1,500 for attendance at non-telephonic board meetings and $2,500 as the annual board fee.

EMPLOYMENT AGREEMENTS

             Mr. Zarin entered into an employment agreement with the Company, dated as of April 1, 2000, pursuant to which he agreed to serve as the Company's President and Chief Executive Officer through December 31, 2007 after which time the Employment Agreement shall automatically continue for additional one year periods (the "Renewal Terms") unless either Zarin or the Corporation notifies the other at least six months prior to the end of the initial or any Renewal Term. The agreement provided for an initial salary of $120,000 per year which was increased to $150,000 on May 11, 2000. Mr. Zarin is also entitled to an annual bonus based on the performance of the Corporation equal to (i) 50% of his base compensation if the Company's net profits before taxes are equal to projections to be approved by the Company's Board of Directors, (ii) 75% of his base compensation if the Company's net profits before taxes are equal to 105% of such projections, and (iii) 100% of his base compensation if the Company's net profits before taxes are equal to 115% of such projections. Mr. Zarin can terminate the agreement upon 180 days notice. The Company can terminate the agreement for good cause at any time. If the Company elects not to renew the Agreement and has given proper notification, Mr. Zarin will receive on the date of termination an amount equal to 150% of his base compensation, his entitled performance bonus and an amount equal to the average of any discretionary bonus paid for the preceding two calendar years (the "Termination Bonuses"). If the Company otherwise terminates the agreement without cause, or otherwise materially breaches the agreement prior to December 31, 2005, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement, an additional two years base compensation and any termination bonuses. If the Company otherwise terminates the agreement without cause, or otherwise materially breaches the agreement after December 31, 2005, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement, an additional three years base compensation and any termination bonuses. Pursuant to an earlier employment agreement Mr. Zarin was granted an option to purchase 200,000 shares of Common Stock at $1.50 per share. The option expires December 31, 2005 and terminates if Mr. Zarin voluntarily leaves the Company or the employment agreement is terminated by the Company for good cause

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT

        The table below is based on information obtained from the persons named therein with respect to the shares of Common Stock beneficially owned, as of the April 15, 2002 (except as noted below), by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and
(iv) all executive officers and directors of the Company as a group.

                                                                               PERCENTAGE OF
                                                AMOUNT AND NATURE OF        OUTSTANDING SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER (1)        BENEFICIAL OWNERSHIP(2)            OWNED
----------------------------------------        ----------------------      -----------------
Gerald Zarin                                       1,238,000(3)                     9.52%

Edward Bohn                                          107,000(4)                      .87

Lyle Gramley                                          63,000(5)                      .51

Richard E. Ekstract                                   92,000(6)                      .75

Joseph A. Sarubbi                                     78,000(7)                      .64

Jeremiah F. O'Brien                                  183,000(8)                     1.48

Robert Webb                                          110,000(9)                      .89

All executive officers and directors as a          1,871,000(10)                   13.86
group (8 persons)


        (1) Unless otherwise noted, the address of the beneficial owner is: c/o NUWAVE Technologies, Inc., One Passaic Ave., Fairfield, NJ 07004.

        (2) The number of shares of Common Stock beneficially owned by each person is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after April 15, 2002 through the exercise of any stock option, warrant or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

        (3)    Includes 785,000 shares subject to exercisable options.

        (4)    Includes 102,000 shares subject to exercisable options.

        (5)    Includes 43,000 shares subject to exercisable options.

        (6)    Includes 78,000 shares subject to exercisable options.

        (7)    Includes 43,001 shares subject to exercisable options.

        (8)    Includes (i) 125,000 shares subject to exercisable options and
(ii) 2,500 shares subject to exercisable warrants held by Mr. O'Brien's wife, as to which Mr. O'Brien disclaims beneficial interest.

        (9)    Includes 110,000 shares subject to exercisable options.

        (10)   See footnotes (3) through (9) above.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Since 1996, Edward Bohn, a director of the Company, has been acting as a consultant to the Company from time to time on matters specified by the Company's President. In March 1997, Mr. Bohn entered into a consulting agreement with the Company pursuant to which he agreed to act as the Company's consultant at a rate of $1,000 per day with a maximum of $2,750 per week regardless of the actual time spent on the Company's behalf. For the years ended December 31, 2001 and 2000, Mr. Bohn received $0 and $2,800 respectively, on account of such consulting services.

        Since 1996, Joseph A. Sarubbi, a director of the Company, has been acting as a consultant to the Company from time to time on matters specified by the Company's President. In that connection he has received compensation on a per diem basis of $1,000 per day. For the years ended December 31, 2001 and 2000, Mr. Sarubbi received $0 and $3,000, respectively, on account of such consulting services.

        On April 30, 2001, the Company granted Richard Ekstract, a director of the Company, an option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.61 per share, subject to certain performance-based vesting rules, in consideration for certain advisory and referral services to be rendered by him to the Company. The option vests to the extent of 25,000 option shares for each sales order obtained as a result of Mr. Ekstract's efforts, up to a maximum of four such orders or an aggregate of 100,000 option shares. Upon the establishment of a public relations program within the Company as a result of the Mr. Ekstract's efforts 25,000 option shares shall vest. As of December 31, 2001, 25,000 of these options had vested. The remaining 75,000 options will expire on April 30, 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

EXHIBIT     DESCRIPTION

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

10.27* Restated Employment Agreement dated as of April 1, 2000, between NUWAVE Technologies, Inc. and Gerald Zarin. (See
            Exhibit 10.27 to Annual Report on Form 10-KSB filed with the Commission on April 2, 2001).

10.28* Restated sublease agreement dated September 18, 2000, between NUWAVE Technologies, Inc. and Simon, Sarver & Rosenberg.
            (See Exhibit 10.28 to Annual Report on Form 10-KSB filed with the Commission on April 2, 2001).

10.29* Agreement dated April 7, 2000, between NUWAVE Technologies, Inc. and Eastman Kodak. (See Exhibit 10.29 to Annual Report on Form 10-KSB filed with the Commission on April 2, 2001).

10.30** Option Agreement for Purchase of Common Stock dated as of August 14, 2001 between NUWAVE Technologies, Inc., and Andrew Chan

10.31** Option Agreement for Purchase of Common Stock dated as of April 30, 2001 between NUWAVE Technologies, Inc., and Richard Ekstract.

10.32** Option Agreement for Purchase of Common Stock dated as of June 12, 2001 between NUWAVE Technologies, Inc., and Gerald Zarin.

10.33** Option Agreement for Purchase of Common Stock dated as of June 12, 2001 between NUWAVE Technologies, Inc., and Jeremiah
            F. O'Brien.

10.34**     Form of Warrant Agreements, dated February 5, 2002.

10.35**     Form of Warrant Agreements, dated February 27, 2002.

10.36** Agreement, effective December, 2001 between the Company and Gemini Industries, Inc.

10.37** Sales Representation & Fulfillment Agreement, effective June 15, 2001, between the Company and L.B.E. Limited T/A Partners In Europe (PIE)

10.38**     Stock Purchase Agreement, dated as of February 5, 2002

10.39**     Stock Purchase Agreement, dated as of February 27, 2002

10.40** Equity Line of Credit Agreement, dated as of April 15, 2002, between the Company and Cornell Capital Partners, LP

23.1**      Consent of Richard A. Eisner & Co., LLP.


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

                                    NUWAVE TECHNOLOGIES, INC.
                                        (Registrant)



Date: April 15, 2002                By:   /s/ Gerald Zarin
                                       -------------------------------
                                          Gerald Zarin
                                    Chairman of the Board, President
                                    and Chief Executive Officer

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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                   DATE

/s/ Gerald Zarin              President, Chief Executive    April 15, 2002
Gerald Zarin                  Officer and Chairman of
                              the Board (Principal
                              Executive Officer)

/s/ Jeremiah F. O'Brien       Chief Financial Officer and   April 15, 2002
Jeremiah F. O'Brien           Secretary (Principal
                              Financial Officer and
                              Accounting Officer)

/s/ Ed Bohn                   Director                      April 15, 2002
Ed Bohn

/s/ Richard Ekstract          Director                      April 15, 2002
Richard Ekstract

/s/ Lyle Gramley              Director                      April 15, 2002
Lyle Gramley

/s/ Joseph A. Sarubbi         Director                      April 15, 2002
Joseph A. Sarubbi

                                  EXHIBIT INDEX

EXHIBIT                                                           PAGE
NUMBER      DESCRIPTION                                           NUMBER
------      -----------                                           ------
10.30**     Option Agreement for Purchase of Common Stock dated     A-1
            as of August 14, 2001 between NUWAVE Technologies,
            Inc., and Andrew Chan

10.31**     Option Agreement for Purchase of Common Stock dated     A-2
            as of April 30, 2001 between NUWAVE Technologies,
            Inc., and Richard Ekstract.

10.32**     Option Agreement for Purchase of Common Stock dated     A-3
            as of June 12, 2001 between NUWAVE Technologies,
            Inc., and Gerald Zarin.

10.33**     Option Agreement for Purchase of Common Stock dated     A-4
            as of June 12, 2001 between NUWAVE Technologies,
            Inc., and Jeremiah F. O'Brien.

10.34**     Form of Warrant Agreements, dated February 5, 2002.     A-5

10.35**     Form of Warrant Agreements, dated February 27, 2002.    A-6

10.36**     Agreement, effective December, 2001 between the         A-7
            Company and Gemini Industries, Inc.

10.37**     Sales Representation & Fulfillment Agreement,           A-8
            effective June 15, 2001, between the Company and L.B.E. Limited T/A Partners In Europe (PIE)

10.38**     Stock Purchase Agreement, dated as of February 5,       A-9
            2002

10.39**     Stock Purchase Agreement, dated as of February 27,      A-10
            2002

10.40**     Equity Line of Credit Agreement, dated as of            A-11
            April 15, 2002, between the Company and Cornell
            Capital Partners, LP

23.1**      Consent of Richard A. Eisner & Co., LLP.                A-12


** Filed herewith.

                           NUWAVE TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE(S)

Report of Independent Auditor........................................   F-2

Balance Sheet as of December 31, 2001................................   F-3

Statements of Operations for the two years ended
  December 31, 2001 .................................................   F-4

Statement of Stockholders' Equity for two years ended
  December 31, 2001..................................................   F-5

Statements of Cash Flows for the two years ended
  December 31, 2001..................................................   F-6

Notes to Financial Statements........................................F-8 - F-18

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
NUWAVE Technologies, Inc.
Fairfield, New Jersey


We have audited the accompanying balance sheet of NUWAVE Technologies, Inc as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NUWAVE Technologies, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Richard A. Eisner & Company, LLP


Florham Park, New Jersey
March 5, 2002

With respect to the last paragraph of Note 1
April 15, 2002

                            NUWAVE TECHNOLOGIES, INC.

                                  BALANCE SHEET
                        (In thousands, except share data)


                     ASSETS

                                                                 December 31,
                                                                     2001
                                                                -------------

Current assets:

     Cash and cash equivalents                                    $  1,011

     Accounts receivable, net                                          138

     Inventory                                                         413

     Prepaid expenses and other current assets                         179
                                                                  --------

                Total current assets                                 1,741

Property and equipment                                                  82

Other assets                                                            30

Deferred tax benefit                                                   280
                                                                  --------

                Total assets                                      $  2,133
                                                                  ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                     $    846
                                                                  --------
                Total liabilities                                      846
                                                                  --------
Commitments and contingencies

Stockholders' equity:

     Series A Convertible Preferred Stock,
        noncumulative, $.01 par value;
        authorized 400,000 shares; none issued

     Preferred stock, $.01 par value;
        authorized 1,000,000 shares;
        none issued - (preferences and
        rights to be designated by the
        Board of Directors)

     Common stock, $.01 par value;
        authorized 40,000,000 shares;
        11,402,651 shares issued and
        outstanding at December 31, 2001                               114

     Additional paid in capital                                     25,613

     Accumulated deficit                                           (24,440)
                                                                  --------
                Total stockholders' equity                           1,287
                                                                  --------
                Total liabilties and stockholders' equity         $  2,133
                                                                  ========


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                       Year          Year
                                                       ended         ended
                                                    December 31,  December 31,
                                                       2001          2000
                                                    -----------  -----------

Net sales                                                $ 505         $ 14
Cost of sales                                             (308)          (4)
                                                    -----------  -----------
                                                           197           10
                                                    -----------  -----------
Operating expenses:
Research and development expenses                       (1,165)      (1,183)
General and administrative expenses                     (3,699)      (3,314)
                                                    -----------  -----------
                                                        (4,864)      (4,497)
                                                    -----------  -----------
        Loss from operations                            (4,667)      (4,487)
                                                    -----------  -----------

Other income (expense):
        Interest income                                     88          274
        Interest expense                                   (12)         (10)
                                                    -----------  -----------
                                                            76          264
                                                    -----------  -----------

Net loss before benefit (provision) for income taxes    (4,591)      (4,223)
        Benefit (provision) for income taxes               318          (66)
                                                    -----------  -----------
        Net loss                                      $ (4,273)    $ (4,289)
                                                    ==========   ==========

Basic and diluted loss per share:

        Weighted average number of
        common shares outstanding                   10,749,404   10,135,345
                                                    ==========   ==========
        Basic and diluted loss per share               $ (0.40)     $ (0.42)
                                                    ==========   ==========


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                       ADDITIONAL                    TOTAL
                                                    COMMON STOCK        PAID-IN     ACCUMULATED   SHAREHOLDERS'
                                                 SHARES      AMOUNT     CAPITAL       DEFICIT        EQUITY
                                              -----------  ----------  -----------  -----------   -------------

   Balance at December 31, 1999                8,468,889        $ 85     $ 18,699    $ (15,878)     $ 2,906

2,088,608 Common shares issued with
   1,044,304  warrants to
   purchase common shares in connec-
   tion with a private placement.........      2,088,608          21        6,579                     6,600

Costs incurred in connection with
   private placement.....................                                  (1,107)                   (1,107)

Warrants to purchase common stock
   issued in connection with
   consulting agreements.................                                     311                       311

Options issued at less than market.......                                      45                        45

232 Common shares issued in
   connection with the exercise of
   stock warrants........................            232                        1                         1

Net loss for the year ended
   December 31, 2000.....................                                               (4,289)      (4,289)

                                             -----------  ----------  -----------  -----------  -----------

   Balance at December 31, 2000               10,557,729      $  106     $ 24,528   $  (20,167)     $ 4,467

Common shares issued in
   connection with the exercise of
   844,922 warrants......................        844,922           8          837                       845

Options and warrants to purchase
   common stock issued in connection
   with consulting agreements............                                     248                       248

Net loss for the year ended
   December 31, 2001.....................                                               (4,273)      (4,273)

                                             -----------  ----------  -----------  -----------  -----------
Balance at December 31, 2001.............     11,402,651       $ 114     $ 25,613    $ (24,440)     $ 1,287
                                             ===========  ==========  ===========  ===========  ===========

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Year          Year
                                                       Ended         Ended
                                                    December 31,   December 31,
                                                       2001          2000
                                                    ------------   -----------
Cash flows from operating activities:

      Net loss                                       $ (4,273)     $ (4,288)

      Adjustments to reconcile net loss to
        net cash used in operating activities:

      Provision for doubtful accounts                      43

      Depreciation expense                                 48            72

      Amortization and impairment of website
        development costs                                 144            35

      Amortization and impairment of software
        development costs                                 152

      Increase in accounts receivable                    (181)

      Increase in inventory                              (368)           (4)

      Decrease (increase) in prepaid expenses
        and other current assets                          113          (196)

      Decrease in other assets                             25            10

      (Increase) decrease in deferred tax benefits        (40)          668

      Increase in accounts payable and accrued
        liabilities                                       429           143

      Extension of expiration date of stock options
        at less than current market price                                45

      Issuance of options and warrants in
        connection with consultant agreements             248           311

                                                    ------------   -----------
           Net cash used in operating activities       (3,660)       (3,204)
                                                    ------------   -----------

Cash flows from investing activities:

      Purchase of property and equipment                  (21)          (80)

      Capitalized software and website
      development costs                                                (331)
                                                    ------------   -----------
           Net cash used in investing activities          (21)         (411)
                                                    ------------   -----------

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Year Year

                                                                 Ended          Ended
                                                              December 31,   December 31,
                                                                 2001           2000
                                                              -----------    -----------
Cash flows from financing activities:

   Proceeds from equity offering                                                6,600

   Costs incurred for equity offerings and warrants                            (1,108)

   Issuance of common stock in connection with
   exercise of warrants                                            845              1
                                                              -----------    -----------

   Net cash provided by financing activities                       845          5,493

   Net (decrease) increase in cash and cash equivalents         (2,836)         1,878

Cash and cash equivalents at the beginning of the period         3,847          1,969
                                                              -----------    -----------

   Cash and cash equivalents at the end of the period          $ 1,011       $  3,847
                                                              ===========    ===========
Supplemental disclosure of cash flow information:

   Interest paid during the period                             $    12       $     10
                                                              ===========    ===========

1.   ORGANIZATION AND BUSINESS

     NUWAVE Technologies, Inc. (the Company) was incorporated in Delaware on July 17,1995. Prior to 2001, the Company was a development stage enterprise. The Company's focus to date has been and continues to be on unique technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. The Company's initial products can be used by original equipment manufacturers (OEM's) for placement into products that produce images on display screens such as televisions or DVD players, for supplementing and increasing video quality on existing television monitors and video displays via set-top boxes containing our technology, and by individuals over the Internet for improving their personal photographs.

     The Company has developed proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. This is known as the NUWAVE Video Processor (NVP) technology. In addition the Company has developed patented high speed filtering technology that removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). NUWAVE has recently completed development of three product lines based upon its core proprietary technology. These are: 1) the NUWAVE Video Processor (NVP) Technology, 2) Retail Products and 3) Digital Filtering Technology. Each product line is currently being marketed to their respective distribution channels. There is no assurance the Company will achieve significant sales of any of its products or technology. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully market its NVP and digital filtering technology and related products it is unlikely that the Company could continue its business.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred substantial losses since its inception and anticipates continued losses from operations. The Company will continue to require infusion of capital (see below) until operation become profitable. In the event, the Company is unable to complete a registration and sale of its Common Stock pursuant to the agreement discussed below, there would be substantial doubt about the ability of the Company to continue as a going concern. These financial statements include no adjustments to assets and liabilities reflecting this potential uncertainty.

     In addition to the capital transactions discussed in Note 9, on April 15, 2002 the Company entered into a $3 million Equity Line of Credit with a qualified investor (the "Purchaser"). Provided it is in compliance with the terms of the agreement including the effective registration of shares to be sold, the Company may, at its option, require the investor to purchase up to $300,000 per month of the Company's Common Stock (the "put shares") up to a maximum of $3 million over the next two years. The purchase price of the put shares will be 97% of the then Market Price (as defined in the Equity Line of Credit). In addition the Company has issued as a fee to the Purchaser approximately 242,000 shares of restricted common stock with a fair market value of $150,000. Upon the initial Put and all subsequent Puts, the Purchaser shall receive directly from escrow cash compensation equal to 4% of the gross proceeds of the Put.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the valuation allowance in connection with deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all cash balances, money market instruments, and other highly liquid investments with insignificant interest rate risk and original maturities of three months or less. At December 31, 2001, $1,011,000 of money market accounts and commercial checking accounts, the fair value of which approximate cost, are included in cash and cash equivalents.

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

REVENUE RECOGNITION

     Revenue is recognized when products are shipped to customers.

RESEARCH AND DEVELOPMENT EXPENSES

     Expenditures for research and development are generally expensed as incurred with the exception of website development costs of $179,000 and software development costs of $152,000 which were capitalized in 2000. During the year December 31, 2001, the Company determined that it would not recover its investment in website and software development costs. Accordingly, the Company wrote off the unamortized costs aggregating $156,000. Additionally, during the years ended December 31, 2001 and December 31, 2000 amortization of the costs aggregated $140,000 and $35,000, respectively.

ADVERTISING EXPENSES

     The Company expenses advertising costs which consist primarily of promotional items, print and digital media. Advertising and promotional expenses charged to operations for the years ended December 31, 2001 and December 31, 2000 amounted to $583,000 and $265,000, respectively.

CONCENTRATIONS

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

     For the year ended December 31, 2001 three customers accounted for sales of approximately $218,000 (43%), $86,000 (17%) and $61,000 (12%). The customer representing 43% of sales was located in China and the customer representing 17% of sales was located in the United Kingdom.

     For the year ended December 31, 2001, export sales, which were primarily from the UK and China, amounted to approximately $334,000.

PER SHARE DATA

     The basic per share data has been computed on the basis of the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. Potentially dilutive securities aggregate 10,648,320 and 11,157,242 shares as of December 31, 2001 and 2000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No. 143 on January 1, 2003. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                             USEFUL LIVES IN    DECEMBER 31,
                                                  YEARS             2001
                                             ---------------    ------------
Furniture and Fixtures....................         10            $   5,000
Computers.................................          5              252,000
Equipment.................................          5              100,000
Automobiles...............................          2               11,000
                                                                 ---------
                                                                 $ 368,000
   Less, accumulated depreciation.........                         286,000
                                                                 ---------
                                                                 $  82,000
                                                                 =========

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                      DECEMBER 31,
                                                          2001
                                                      ------------
Accounts payable..........................             $ 463,000
Advance payments from customers...........               183,000
Legal and accounting fees.................               164,000
Accrued payroll...........................                33,000
Payroll taxes payable.....................                 3,000
                                                       ---------
                                                       $ 846,000
                                                       =========

5.   CAPITAL TRANSACTIONS

COMMON STOCK  AND WARRANTS

     On February 14, 2000 in a private equity transaction, the Company issued 2,088,608 shares of the Company's Common Stock and 1,044,304 Redeemable Common Stock Purchase Warrants ("Common Stock Purchase Warrants") for an aggregate purchase price of $6,600,000. Each Common Stock Purchase Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price per share of $3.95, commencing from March 14, 2000 and expiring on March 14, 2003. The Common Stock Purchase Warrants are subject to redemption by the Company at $.01 per Warrant on not less than 30 days prior written notice to the holders of the Warrants, provided the average closing bid price of the Common Stock has been at least 250% of the then current exercise price of the Warrants for a period of thirty consecutive trading days ending within five days prior to the date on which the Company gives notice of redemption. The placement agent received a commission of 10% ($660,000) of the gross proceeds from the sale of the Units, as well as a 3% non-accountable expense allowance ($198,000) and reimbursement of other costs, including legal expenses relating to the offering ($54,399). In addition, it received as part of its compensation, warrants exercisable until March 14, 2003 to purchase up to 522,152 shares of the Company's Common Stock at a price per share of $3.95.

     In connection with its IPO, the Company issued 2,530,000 Redeemable Common Stock Purchase Warrants (the "IPO Warrants") to purchase an additional 2,530,000 common shares. Initially, the IPO Warrants had an exercise price of $5.50 per share and an expiration date of July 3, 2001. Also in connection with the IPO the Company issued to the underwriter warrants to purchase ( i ) 220,000 shares of Common Stock and ( ii ) 220,000 Redeemable Warrants to purchase Common Stock (the "IPO Underwriter Warrants"). The IPO Underwriters Warrants were exercisable at $8.25 with an expiration date of July 3, 2001. In May 2001, the Board of Directors extended the expiration date for the IPO Warrants and the IPO Underwriters Warrants for an additional year to July 3, 2002.

     As a result of subsequent dilutive transactions and in accordance with the provisions of the Warrant Agreement adjustments have been made to the exercise price of the IPO Warrants and to the number of shares issuable on exercise of the Public Warrants. The exercise price has been reduced from $5.50 to $3.99. In addition, for every share of Common Stock the warrant holders were entitled to prior to these dilutive transactions (2,530,000 shares), the warrant holders are now entitled to 1.378 shares (3,486,340 shares). Also, pursuant to the Warrant

Agreement, the Company can redeem the IPO warrants in the event that the average closing price of the Company's Common Stock is at least 150% of the then current exercise price of the IPO Warrants for a period of 20 consecutive trading days.

     In 1998 in connection with a consultant agreement, the Company issued warrants to purchase 400,000 shares of common stock to the consultant. The warrants have an exercise price of $4 per share and expire on March 3, 2003. Also in 1998, in conjunction with a private equity placement the Company issued 2,057,207 Class A Redeemable Warrants (Class A Warrants) to purchase 2,057,207 shares of Common Stock at an exercise price of $3.24 per share. The Class A Warrants expire on May 11, 2003.

     In conjunction with the two private equity placements, the placement agent received as part of its compensation 1,987,391 warrants to purchase common shares (the "Placement Agent Warrants"). 1,465,239 Placement Agent Warrants were exercisable at $3.24 with an expiration date of May 11, 2003. 522,152 Placement Agent Warrants were exercisable at $3.95 with an expiration date of March 14, 2003.

     On August 16, 2001, the Company offered to the holders of its placement agent warrants the opportunity to exercise such warrants at a reduced exercise price of $1 per share of common stock. During the period, beginning August 28, 2001 and ending November 12, 2001, the Company received a total of $844,922 and issued a total of 844,922 of its common shares to the holders of its placement agent warrants, who chose to take advantage of this offer. On January 15, 2002 this reduced price offer expired and the original exercise price per share was reinstated.

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

     A summary of the Company's stock option activity under its plans (which are discussed below), and related information, is as follows:

                                                                            WEIGHTED
                                          NUMBER OF                         AVERAGE        NUMBER OF
                                           COMMON       EXERCISE PRICE      EXERCISE        SHARES
                                           SHARES       RANGE PER SHARE      PRICE        EXERCISABLE
                                           ------       ---------------      -----        -----------
Outstanding at December 31, 1999....      1,394,500      $1.50 - $6.88       $3.02        1,199,338
                                                                                          =========
Granted.............................         57,500      $1.00 - $2.44       $1.42
Cancelled...........................        (60,000)     $1.50 - $2.50       $1.67
                                          ---------
Outstanding at December 31, 2000....      1,392,000      $1.00 - $6.88       $3.01        1,282,340
                                                                                          =========
Granted.............................        442,143      $0.61 - $1.16       $0.85
Cancelled...........................       (206,143)     $0.79 - $6.00       $2.28
                                          ---------
Outstanding at December 31, 2001....      1,628,000      $0.61 - $6.88       $2.52        1,492,171
                                          =========                                       =========


     Exercise prices and weighted-average contractual lives for stock options outstanding as of December 31, 2001 are as follows:

                                OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                    ----------------------------------------    -----------------------
                                      WEIGHTED
                                      AVERAGE       WEIGHTED                   WEIGHTED
                                     REMAINING      AVERAGE                    AVERAGE
   RANGE OF           NUMBER        CONTRACTUAL     EXERCISE      NUMBER       EXERCISE
EXERCISE PRICES     OUTSTANDING         LIFE         PRICE      EXERCISABLE     PRICE
---------------     -----------     -----------     --------    -----------    --------
$ 0.61 - $ 2.56       842,500           5.49         $1.29        706,671       $1.37
$ 3.00 - $ 3.25       653,000           1.40         $3.25        653,000       $3.25
$ 5.87 - $ 6.88       132,500           1.63         $6.68        132,500       $6.68

     The following table summarizes the pro forma operating results of the Company had compensation costs for the stock options granted been determined in accordance with the fair- value-based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since certain option grants awarded during 2001 and 2000 vest over several years and additional awards are expected to be issued in the future, the pro forma results noted below are not likely to be representative of the effects on future years of the application of the fair-value-based method.

                                                                 YEAR ENDED
                                                 -----------------------------------------
                                                   DECEMBER 31, 2001   DECEMBER 31, 2000
                                                   -----------------   -----------------
Pro forma net loss..............................     $ (4,405,000)       $ (4,646,000)
Pro forma basic and diluted loss per share......     $       (.41)       $       (.55)

     For the purpose of the above pro forma information, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 2001 and 2000 was $.78 and $1.18, respectively. The following weighted-average assumptions were used in computing the fair value of option grants for 2001 and 2000: weighted-average risk-free interest rates ranged from 5.09% to 5.39% for 2001 and 5.24% to 6.66% for 2000; zero dividend yields for both years; volatility of the Company's Common Stock of 110% for 2001 and 134% for 2000; and an expected life of the options of ten years for both years.

     In 1999 the Company contracted with an investor relations firm to provide various Investor Relations and Public Relations services for the Company. As part of their compensation the Company granted it 300,000 options for the purchase of the Company's Common Stock at $2.00 per share (market price on date of grant). The estimated fair value of the options at date of issue was $342,286 and was amortized over twelve months. For the year ended December 31, 2000 the Company recognized expense of $307,604, relating to this agreement. As a result of performance incentive stock options granted and earned during 2001, the Company incurred a charge to operations of $216,000.

     On May 4, 2000, the Company extended the expiration dates on certain options granted to executive officers. At the time of the granting of the extensions the market value of the Company's common stock exceeded the exercise price of the options. Accordingly, the Company recognized an expense of $45,134 during 2000.

     At December 31, 2001, there were 10,703,177 shares of the Company's Common Stock reserved for the exercise of warrants and options under the plans.

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

6.   EMPLOYEE BENEFIT PLAN

     The Company maintains a noncontributory Employee Savings Plan, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Pursuant to the terms of the plan, participants can defer a portion of their income through contributions to the Plan. During the year ended December 31, 2001, the Company contributed $38,000.

7.   INCOME TAXES

     The tax effect of temporary differences consists of the following:

                                                        DECEMBER 31,
                                                            2001
                                                        ------------
          Deferred tax assets:
             Start up costs........................     $  420,000
             Property, equipment and software......         67,000
             Research credits......................        199,000
             Net operating loss carryforward.......      8,438,000
                                                        ----------
                                                         9,124,000
             Valuation allowance...................     (8,844,000)
                                                        ----------
                                                        $  280,000
                                                        ==========

     Income tax benefit (expense) as of December 31, 2001 and 2000 consists of the following:

                                                   2001        2000
                                                   ----        ----
          State............................
             Current.......................     $ 278,000   $ 603,000
             Deferred......................        40,000    (668,000)
                                                ---------   ---------
                                                $ 318,000   $ (65,000)
                                                =========   =========


     In accordance with New Jersey statues, the Company has entered into an agreement to sell certain New Jersey net operating losses and research and development credits accordingly, a state income tax benefit (expense) and deferred tax asset has been recognized in 2001 and 2000.

     The increase in valuation allowances for the years ended December 31, 2001 and 2000 were $1,520,000 and $1,977,000, respectively.

     The difference between the statutory federal income tax rate and the effective rate for the Company's income tax benefit (expense) for each of the years ended December 31, 2001 and 2000, respectively, is summarized as follows:

                                                          2001      2000
                                                          ----      ----
     Statutory federal income tax rate...............     34.0%     34.0%
     State income tax benefit (expense) net
       of federal tax effect.........................      4.6%     (1.0)%
     Increase in valuation allowance.................    (31.9)%   (33.8)%
     Miscellaneous...................................      0.2%     (0.8)%
                                                         -------   -------
     Effective income tax rate.......................      6.9%     (1.6)%
                                                         -------   -------


     As of December 31, 2001, the Company has unused net operating loss carryforwards of $23,100,000 available for federal income tax purposes. The unused net operating loss carryforwards expire in various years from 2010 to 2021. The Company, in the future, may be subject to limitations on the use of its NOL's as provided under Section 382 of the Internal Revenue Code.

8.   COMMITMENTS AND CONTINGENCIES

CONSULTING AND REPRESENTATIVE AGREEMENTS

     On July 22, 1998, the Company contracted with David Kwong ("consultant") to sell and license products in China and to maintain a sales office for the Company in China. The contract may be terminated, by either party, at any time by giving the other party at least 90 days' notice of termination. In return for such services the Company agreed to pay the consultant a monetary commission and grant certain stock options upon attaining determined sales levels. In addition the consultant will receive a monthly consulting fee. The Company further agreed to pay the costs to establish and maintain an office in China within the limits of an approved budget. For the year ended December 31, 2000 a total of $292,000 had been paid under the terms of the contract, representing consulting fees of $120,000, office expenses of $121,000 and travel costs of $52,000. For the year ended December 31, 2001 a total of $274,000 had been paid under the terms of the contract, representing consulting fees of $91,000, travel of 111,000, marketing costs of $34,000, commissions of $20,000 and office expenses of $18,000. No stock options had been granted through December 31, 2001 pursuant to this agreement.

LEASES

     The Company leases shared office space on a month-to-month basis. Rent expense incurred for the years ended December 31, 2001 and December 31, 2000 amounted to $90,000 and $84,000, respectively.

EMPLOYMENT AGREEMENTS

     Mr. Zarin entered into an employment agreement with the Company, dated as of April 1, 2000, pursuant to which he agreed to serve as the Company's President and Chief Executive Officer through December 31, 2007 after which time the Employment Agreement shall automatically continue for additional one year periods (the "Renewal Terms") unless either Zarin or the Corporation notifies the other at least six months prior to the end of the initial or any Renewal Term. The agreement provided for an initial salary of $120,000 per year which was increased to $150,000 on May 11, 2000. Mr. Zarin is also entitled to an annual bonus based on the performance of the Corporation equal to (i) 50% of his base compensation if the Company's net profits before taxes are equal to projections to be approved by the Company's Board of Directors, (ii) 75% of his base compensation if the Company's net profits before taxes are equal to 105% of such projections, and (iii) 100% of his base compensation if the Company's net profits before taxes are equal to 115% of such projections. Mr. Zarin can terminate the agreement upon 180 days notice. The Company can terminate the agreement for good cause at any time. If the Company elects not to renew the Agreement and has given proper notification, Mr. Zarin will receive on the date of termination an amount equal to 150% of his base compensation, his entitled performance bonus and an amount equal to the average of any discretionary bonus paid for the preceding two calendar years (the "Termination Bonuses"). If the Company otherwise terminates the agreement without cause, or otherwise materially breaches the agreement prior to December 31, 2005, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement, an additional two years base compensation and any termination bonuses. If the Company otherwise terminates the agreement without cause, or otherwise materially breaches the agreement after December 31, 2005, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement, an additional three years base compensation and any termination bonuses. Pursuant to an earlier employment agreement Mr. Zarin was granted an option to purchase 200,000 shares of Common Stock at $1.50 per share. The option expires December 31, 2005 and terminates if Mr. Zarin voluntarily leaves the Company or the employment agreement is terminated by the Company for good cause.

9.   SUBSEQUENT EVENTS

     On February 5, 2002 the Company entered into a private placement agreement with investors whereby the Company issued 600,000 shares of the Company's common stock for an aggregate purchase price of $330,000. In connection with this agreement, the Company issued to the Placement Agent a Placement Agent Warrant, exercisable to purchase up to 30,000 shares of Common Stock, representing five percent of the total of the stock issued in the Offering. The warrants shall be exercisable for a period of five years, expiring on February 5, 2007, at an exercise price of $.55 per share. The Placement agent also received a cash placement fee of eight percent of the purchase price and a non-accountable allowance equal to two percent of the purchase price, totaling $33,000.

     On February 27, 2002 the Company entered into agreement with an investor whereby the Company issued 214,286 shares of Common Stock at a purchase price of $.70 per share for an aggregate purchase price of $150,000. In addition the Company issued warrants to purchase up to 50,000 shares of Common Stock at an exercise price of $1.00 per share with exercise period of five years expiring February 27, 2007. Under the terms of the agreement a consultant was paid a finder's fee of $1,500 representing one percent of the Purchase Price.