Form 10QSB
period 2002-03-31
NUWAVE TECHNOLOGIES INC
filed 2002-05-15
CIK 1009802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
   |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       or

   |_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ___________
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

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the issuer's classes of
common equity, as of March 31, 2002:     12,216,937

      Transitional Small Business Disclosure Format:  Yes |_|     No |X|


================================================================================

                              NUWAVE TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1. CONDENSED FINANCIAL STATEMENTS

              Condensed  Balance Sheets as of March 31, 2002 (unaudited) and
              December 31, 2001                                                 P.3

              Condensed  Statements of Operations for the three months ended
              March 31, 2002 (unaudited) and March 31, 2001 (unaudited)         P.4

              Condensed Statements of Cash Flows for the three months ended
              March 31, 2002 (unaudited) and March 31, 2001 (unaudited)         P.5

              Notes to Condensed Financial Statements                           P.7

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         P.9

PART II - OTHER INFORMATION

      ITEM 2. CHANGES IN SECURITIES                                             P.14

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  P.14

SIGNATURES                                                                      P.15


                            NUWAVE TECHNOLOGIES, INC.

                                 Balance Sheets
                        (In thousands, except share data)


                                     ASSETS

                                                                                   March 31,       December 31,
                                                                                     2002              2001
                                                                                 --------------    ------------
                                                                                  (unaudited)

Current assets:
     Cash and cash equivalents                                                   $      795        $    1,011

     Accounts receivable, net                                                             8               138

     Inventory                                                                          274               413

     Prepaid expenses and other current assets                                          143               179
                                                                                 --------------    ------------

                       Total current assets                                           1,220             1,741

Property and equipment                                                                   76                82

Other assets                                                                             26                30

Deferred tax benefit                                                                    280               280
                                                                                 --------------    ------------
                       Total assets                                              $    1,602        $    2,133
                                                                                 ==============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                                    $      454        $      846
                                                                                 --------------    ------------
                       Total liabilities                                                454               846
                                                                                 --------------    ------------

Commitments and contingencies

Stockholders' equity:

     Series A Convertible Preferred Stock, noncumulative,
        $.01 par value; authorized 400,000 shares; none issued

     Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued (preferences and rights to be designated by the Board of Directors)

     Common stock, $.01 par value; authorized 40,000,000 shares;
        12,216,937 shares issued and outstanding at March 31, 2002                      122               114

     Additional paid in capital                                                      26,059             5,613

     Accumulated deficit                                                            (25,033)          (24,440)
                                                                                 --------------    ------------
                       Total stockholders' equity                                     1,148             1,287
                                                                                 --------------    ------------
                       Total liabilties and stockholders' equity                 $    1,602        $    2,133
                                                                                 ==============    ============


               The accompanying notes are an integral part of these condensed financial statements


                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)


                                                     Three Months         Three Months
                                                        Ended                 Ended
                                                       March 31,             March 31,
                                                         2002                 2001
                                                     ---------------      ---------------
                                                      (unaudited)           (unaudited)

Net sales                                            $          268       $            2
Cost of sales                                                  (140)                  (1)
                                                     ---------------      ---------------
                                                                128                    1
                                                     ---------------      ---------------
Operating expenses:

Research and development expenses                              (150)                (279)

General and administrative expenses                            (573)                (581)
                                                     ---------------      ---------------
                                                               (723)                (860)
                                                     ---------------      ---------------
              Loss from operations                             (595)                (859)
                                                     ---------------      ---------------

Other income (expense):

              Interest income                                     3                   46

              Interest expense                                   (1)                  (4)
                                                     ---------------      ---------------
                                                                  2                   42
                                                     ---------------      ---------------
              Net loss                               $         (593)      $         (817)
                                                     ===============      ===============


Basic and diluted loss per share:

              Weighted average number of
              common shares outstanding                  11,838,842           10,557,729
                                                     ===============      ===============

              Basic and diluted loss per share       $        (0.05)      $        (0.08)
                                                     ===============      ===============


    The accompanying notes are an integral part of these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Three Months    Three Months
                                                              Ended           Ended
                                                             March 31,       March 31,
                                                               2002             2001
                                                           -------------    ------------
                                                            (unaudited)     (unaudited)
Cash flows from operating activities:
      Net loss                                             $      (593)     $      (817)

      Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation expense                                           6               11

      Amortization of website development costs                                      22

      Amortization of software development costs                                     13

      Decrease in accounts receivable                              130

      Decrease (increase) in inventory                             139              (17)

      Decrease in prepaid expenses and other
      current assets                                                36               21

      Decrease in other assets                                       4               10

      Decrease in accounts payable and accrued liabilities        (392)             (82)

      Issuance of options and warrants in connection with
      consultant agreements                                          9                3
                                                           -------------    ------------

                   Net cash used in operating activities          (661)            (836)
                                                           -------------    ------------
Cash flows from investing activities:

      Purchase of property and equipment                                             (2)
                                                           -------------    ------------

                   Net cash used in investing activities              -              (2)
                                                           -------------    ------------

                                                                             (continued)

   The accompanying notes are an integral part of these condensed financial statements


                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (continued)

                                                                  Three Months      Three Months
                                                                     Ended             Ended
                                                                    March 31,         March 31,
                                                                      2002              2001
                                                                  ------------      ------------
                                                                  (unaudited)        (unaudited)
Cash flows from financing activities:
      Proceeds from equity offering                                      480

      Costs incurred for equity offerings and warrants                   (35)
                                                                  ------------      ------------

      Net cash provided by financing activities                          445
                                                                  ------------      ------------
      Net decrease in cash and cash equivalents                         (216)              (838)

Cash and cash equivalents at the beginning of the period               1,011              3,848
                                                                  ------------      ------------

      Cash and cash equivalents at the end of the period          $      795        $     3,010
                                                                  ============      ============
Supplemental disclosure of cash flow information:

      Interest paid during the period                             $        1        $         4
                                                                  ============      ============


       The accompanying notes are an integral part of these condensed financial statements


                            NUWAVE TECHNOLOGIES, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Basis of Interim Financial Statement Preparation

      During the second half of 2001 we began commercializing our patented technologies. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on April 16, 2002.

2.    Capital Transactions

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

      On February 27, 2002, the Company entered into agreement with an investor whereby the Company issued 214,286 shares of Common Stock for an aggregate purchase price of $150,000 and warrants to purchase up to 50,000 shares of Common Stock at an exercise price of $1.00 per share with an exercise period of five years expiring February 27, 2007. Under the terms of the agreement a consultant was paid a finder's fee of $1,500 representing one percent of the Purchase Price.

3.    Subsequent Events

      On April 15, 2002, the Company entered into a $3.0 million Equity Line of Credit Agreement with a qualified investor (the "Purchaser"). Provided we are in compliance with the terms of the Agreement, we may, at our option, periodically require the Purchaser to purchase up to $100,000 in any seven day period of the Company's Common Stock (the "put" shares) up to a maximum of $3.0 million over the next two years, commencing upon the effective date of a Securities Act registration statement covering such shares. For each share of common stock purchased under the Equity Line of Credit, the Purchaser will pay 97% of the then Market Price (as defined in the Equity Line of Credit), the Purchaser will be paid a fee of 4% of each advance. The sale of the shares under the Equity Line of Credit is conditioned upon the SEC declaring effective a registration statement under the Securities Act of 1933 concerning the shares of Common Stock to be sold under the equity line of credit. On April 29, 2002, the Company filed a registration statement on Form SB-2 for the registration of 5,000,000 shares of Common Stock to be sold under the Equity Line of Credit, plus the 238,095 shares mentioned below. The Company has issued to the purchaser 218,095 shares of Common Stock as a commitment fee for entering into the Equity Line of Credit Agreement. In addition, the Company issued to the placement agent 20,000 shares of NUWAVE's common stock.

      The Equity Line of Credit is non-exclusive; thereby permitting us to offer and sell our securities to third parties while the Equity Line of Credit is in effect. NUWAVE has the option to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

      This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Marketing and Sales," and "Liquidity and Capital Resources," are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, lack of acceptance of the Company's products, general economic conditions, risks of intellectual property litigation, product demand, industry capacity, new product development, failure of distributor to market our products effectively, commercialization of new technologies, the Company's ability to raise additional capital, and the risk factors detailed from time to time in the Company's Annual Report on Form 10-KSB and other materials filed with the SEC.

      All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

GENERAL

      During the second half of 2001 we began commercializing our patented technologies. Our mission is to identify, develop and commercialize high-margin, proprietary technologies suited for high-volume, high-growth markets and, in turn, achieve attractive long-term growth for our company. Our focus to date has been and continues to be on unique technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. Our initial products can be used by original equipment manufacturers (OEM's) for placement into products that produce images on display screens such as televisions or DVD players, for supplementing and increasing video quality on existing television monitors and video displays via set-top boxes containing our technology, and by individuals over the Internet for improving their personal images and photographs. Our patented high speed filtering technology removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). The three product lines based upon our proprietary technology are: 1) the NUWAVE Video Processor (NVP) Technology, 2) Retail Products and 3) Digital Filtering Technology.

RESULTS OF OPERATIONS

Three  Months  Ended March 31, 2002  Compared to Three  Months Ended March 31,
2001

      Revenues for the quarter ended March 31, 2002 were $268,000 compared to $2,000 for the quarter ended March 31, 2001 as we began selling the NVP Technology in the form of ASIC (application specific integrated circuits) chips to OEMs and our first retail product the "VGE" video game enhancer during the second half of 2001. In December 2001, we entered into a strategic alliance with Gemini Industries (Gemini), a leading manufacturer and distributor of consumer electronics accessories. Gemini was granted a five-year exclusive license to market and distribute NUWAVE's VGE in North America. Initial shipments of the VGE and ASIC chips to Gemini took place during the first quarter of 2002. Cost of sales for the quarter was $140,000 compared to $1,000 for the same three-month period in 2001. During the three months ended March 31, 2002, $150,000 was spent on research and development activities compared to $280,000 for the same three-month period in 2001, a decrease of $130,000. This decrease was a direct result of the completion of the Company's core technologies during 2001. General and administrative expenses for the current first quarter totaled $573,000 representing a decrease of $7,000 compared to the quarter ended March 31, 2001. Such decrease was the result of decreases in payroll of $43,000 and other 17,000, which were offset by increased sales and marketing costs of $33,000, combined with increases in professional fees of $20,000.

      Interest income (net of interest expense) was $2,000 for the quarter ended March 31,2002 as compared to $42,000 for the same period in 2001 primarily due to the Company's lower cash position as well as lower interest rates. As a result of the above, we had a net loss of $593,000 for the quarter ended March 31, 2002 compared to a net loss for the quarter ended March 31, 2002, of $817,000.

MARKETING AND SALES

Retail Products

      The Company's alliance with Gemini combines the respective strengths of each company. We have licensed our proprietary technology to Gemini, who will then manufacture, market and distribute the VGE to its customer base, which covers approximately 17,000 retail locations in North America. This alliance supports our strategy to obtain access to an established retail distribution channel for the specialized image enhancement products we develop. Additionally, it allows us to allocate our time and resources away from costly retail marketing and distribution processes, to focus on developing innovative technologies and products for license to third parties with established marketing and distribution channels.

      Gemini, which sells products under the Zenith, Philips, and Magnavox brands, also received the "right of first offer" on future versions of the VGE as well as future video and image enhancement set-top boxes for retail distribution. Gemini is considering marketing the VGE using the Zenith brand. We expect to offer several additional set-top box products to Gemini under their right of first offer over the next five months. In light of the Gemini agreement we have also reduced our marketing expenditures in Europe and are currently concentrating our efforts there on finding a distributor to market our products on a similar arrangement as Gemini.

NVP ASIC Technology

      The NUWAVE Video Processor (NVP) technology is proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. We are marketing this technology in the form of ASIC chips (Application Specific Integrated Circuits) directly to OEM's who by incorporating this enabling technology would improve picture quality in their televisions, VCR's, DVD's, camcorders, set-top boxes and other video output devices. This technology can also be licensed to the OEM for incorporation onto their own ASIC design. The completed NVP 104 plastic (silicon) chip is currently being offered for sale. We are planning to introduce in June 2002 a step-up ASIC chip, the "NVP 1104" which will be produced at not only a lower cost for both NUWAVE and the potential OEM but will also allow for easier design implementation for the OEM.

Digital Filtering Technology

      Our proprietary digital filters remove graininess and digital artifacts while preserving proper focus better than any other "real time" filters that are on the market today. In October 2001, we were granted a patent by the U.S. Patent Office covering our digital filters. We plan to license our digital filtering technology to OEM's for embedding in products such as PC's, printers, scanners, camcorders and DVD's, among other digital imaging devices. These patented filters are expected to be in demand for use in processing digital video and movies used for streaming video over the Internet. The digital technology not only complements our proprietary analog ASIC chip technology but can also work in conjunction with it to further improve the resulting image quality. In April 2002, we signed an agreement with Sony Corporation, giving Sony the non-exclusive right to use one of our filters in its digital color printers, in return for a nominal one-time licensing fee. While this initial step may lead to a growing relationship between Sony Corporation and NUWAVE, there is no assurance that such a relationship will develop.

      With the initial sales of our VGE retail product and our ASIC chips to Gemini during the first quarter of 2002, our net sales for the three months ended March 31, 2002 were $268,000 as compared to $2,000 for the three months ended March 31, 2001. As a result of the exclusive Gemini Agreement, we anticipate a substantial reduction in our overall marketing and distribution costs in 2002 since they will be responsible for marketing and selling to retail outlets in North America. Although we anticipate deriving increased revenues from the sale of our ASIC chips and retail products and the licensing of our proprietary digital software during 2002, no assurance can be given that these products will be successfully marketed or that losses will not continue to occur during such period. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

      On March 31, 2002, the Company had cash and cash equivalents of approximately $795,000 and no long-term liabilities. On April 15, 2002, we entered into a $3 million Equity Line of Credit. Provided we are in compliance with the terms of the Equity Line of Credit Agreement, including the effective registration of shares to be sold, we may, at our option, require the Investor to purchase up to $100,000 in any seven business day period of our common stock, up to a maximum of $3 million over the two years immediately following the effective date of the registration statement filed with the SEC on April 29, 2002. The purchase price of the shares will be 97% of the then current market price. In addition, we have issued as a fee to the Investor 218,095 shares of restricted stock with a fair value of $150,000. Upon the initial advance and all subsequent advances, the Investor shall receive a fee equal to 4% of the gross proceeds of each advance. The Equity Line of Credit is non-exclusive; thereby permitting us to offer and sell our securities to third parties while the Equity Line of Credit is in effect. We have the option to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder.

      In their report on the audit of NUWAVE's financial statements for the year ended December 31, 2001, our independent auditors included an explanatory paragraph because of the uncertainty that we could continue in business as a going concern in the event we are unable to complete a registration and sale of our Common Stock pursuant to this Equity Line of Credit. We anticipate that with our cash currently on hand and the completion of an effective registration statement relating to the $3 million Equity Line of Credit and sales thereunder, we will be able to satisfy currently contemplated cash requirements for at least through the next twelve months. In the event we are unable to complete a registration and sale of our Common Stock pursuant to this agreement or otherwise; there would be substantial doubt about our ability to continue as a going concern.

      Our common stock is listed the Nasdaq SmallCap Market. The National Association of Securities Dealers maintains requirements for the continued listing on the Nasdaq SmallCap Market that include the following: the listed shares of common stock have a minimum bid price of $1.00 per share; companies with listed shares have net tangible assets of $2 million (effective November 1, 2002 this will change to $2.5 million in net equity) or market capitalization of $35 million or net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000; and that the market value of the public float of its common stock be at least $4 million. Since January 4, 2002, the minimum bid price of our stock has been less than $1.00. We have been notified by Nasdaq that we have until August 19, 2002 to regain compliance under the minimum bid rule to avoid a delisting notification. At December 31, 2001, we had net tangible assets of $1,287,000. We have also been notified by Nasdaq that as of December 31, 2001, we did not meet the various financial tests. We intend to raise additional cash through the Equity Line of Credit and other possible equity financings in an attempt to regain compliance under the financial tests. These equity financings should involve substantial dilution to the interests of our then existing shareholders. There can be no assurance that such additional capital will be available to us on commercially reasonable terms or at all.

                           PART II - OTHER INFORMATION

Item 2.     Changes in Securities

      (c) On February 5 and February 27, 2002, the Company sold an aggregate of 814,286 shares of Common Stock to two investors receiving gross proceeds of $480,000. In connection with these placements the Company issued warrants to purchase an aggregate of 80,000 shares of Common Stock exercisable for five years at exercise prices ranging from $0.55 to $1.00 per share.

      These placements were claimed exempt form the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereon and Regulation D thereunder as each purchaser represented it was an "accredited investor" and made additional representations regarding its purchase.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------


            (b)   Reports on Form 8-K

none

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on May 15, 2002.

                                          NUWAVE TECHNOLOGIES, INC.
                                          -------------------------
                                                (Registrant)


DATE:  May 15, 2002                       By:/s/Gerald Zarin
                                             -----------------------------------
                                                Gerald Zarin
                                                Chief Executive Officer and
                                                Chairman of the Board


DATE:  May 15, 2002                       By:/s/Jeremiah F.O'Brien
                                             -----------------------------------
                                                Jeremiah F. O'Brien
                                                Chief Financial Officer
                                                (Principal Financial Officer)