Form 10QSB
period 2002-06-30
NUWAVE TECHNOLOGIES INC
filed 2002-08-13
CIK 1009802

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
   |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       or

   |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ------------------

                         Commission file number 0-28606

                            NUWAVE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                 22-3387630
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

ONE PASSAIC AVENUE, FAIRFIELD, NEW JERSEY                 07004
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the numberof shares outstanding of each of the issuer's classes of
common equity, as of June 30, 2002:               13,556,197
                                   -----------------------------------------

      Transitional Small Business Disclosure Format:  Yes |_|     No |X|


===============================================================================

                            NUWAVE TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1. CONDENSED FINANCIAL STATEMENTS

              Condensed Balance Sheets as of June 30, 2002 (unaudited)
                and December 31, 2001                                     P.  3

              Condensed Statements of Operations for the three and
                six months ended June 30, 2002 (unaudited) and
                June 30, 2001 (unaudited)                                 P.  4

              Condensed Statements of Cash Flows for the six months
                ended June 30, 2002 (unaudited) and June 30, 2001
                (unaudited)                                               P.  5

              Notes to Condensed Financial Statements                     P.  7

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   P.  9

PART II - OTHER INFORMATION

      ITEM 2. CHANGES IN SECURITIES                                       P. 15

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            P. 16


SIGNATURES                                                                P. 17

                            NUWAVE TECHNOLOGIES, INC.

                                 Balance Sheets
                        (In thousands, except share data)

                     ASSETS
                                                    June 30,    December 31,
                                                      2002         2001

                                                  (unaudited)

Current assets:

    Cash and cash equivalents                         $ 323      $ 1,011

    Accounts receivable, net                              6          138

    Inventory                                           266          413

    Prepaid expenses and other current assets           165          179
                                                    -------      -------

                 Total current assets                   760        1,741

Property and equipment                                   67           82

Other assets                                             26           30

Deferred tax benefit                                    280          280
                                                    -------      -------

                 Total assets                       $ 1,133      $ 2,133
                                                    =======      =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued liabilities          $ 562        $ 846
                                                    -------      -------

                 Total liabilities                      562          846
                                                    -------      -------

Commitments and contingencies

Stockholders' equity:

    Series A Convertible Preferred Stock,
        noncumulative, $.01 par value;
        authorized 400,000 shares; none issued

    Preferred stock, $.01 par value;
        authorized 1,000,000 shares;
        none issued - (preferences and
        rights to be designated by the
        Board of Directors)

    Common stock, $.01 par value; authorized
        40,000,000 shares; 13,556,197 shares
        issued and outstanding at June 30, 2002         135          114

    Additional paid in capital                       26,445       25,613

    Accumulated deficit                             (26,009)     (24,440)
                                                    -------      -------

         Total stockholders' equity                     571        1,287
                                                    -------      -------

         Total liabilties and stockholders' equity  $ 1,133      $ 2,133
                                                    =======      =======

The accompanying notes are an integral part of these condensed financial statements

                           NUWAVE TECHNOLOGIES, INC.

                            Statements of Operations
                 (In thousands, except share and per share data)


                                        Three Months     Three Months     Six Months     Six Months
                                            Ended            Ended           Ended          Ended
                                          June 30,         June 30,        June 30,       June 30,
                                            2002             2001            2002           2001
                                        ------------     ------------     -----------    -----------
                                         (unaudited)      (unaudited)     (unaudited)    (unaudited)

Net sales                                $         13      $         70      $        281      $        72
Cost of sales                                      (8)              (28)             (148)             (28)
                                         ------------      ------------      ------------      -----------
                                                    5                42               133               44
                                         ------------      ------------      ------------      -----------

Operating expenses:

Research and development expenses                (319)             (234)             (469)            (512)

General and administrative expenses              (664)             (730)           (1,237)          (1,312)
                                         ------------      ------------      ------------      -----------

                                                 (983)             (964)           (1,706)          (1,824)
                                         ------------      ------------      ------------      -----------

     Loss from operations                        (978)             (922)           (1,573)          (1,780)
                                         ------------      ------------      ------------      -----------

Other income (expense):

     Interest income                                2                26                 5               72

     Interest expense                               -                (3)               (1)              (7)
                                         ------------      ------------      ------------      -----------

                                                    2                23                 4               65
                                         ------------      ------------      ------------      -----------

     Net loss                            $       (976)     $       (899)     $     (1,569)     $    (1,715)
                                         ============      ============      ============      ===========
Basic and diluted loss per share:

     Weighted average number of
     common shares outstanding             12,459,742        10,557,729        12,151,007       10,557,729
                                         ============      ============      ============      ===========

     Basic and diluted loss per share    $      (0.08)     $      (0.08)     $      (0.13)     $     (0.16)
                                         ============      ============      ============      ===========

The accompanying notes are an integral part of these condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC.

                            Statements of Cash Flows
                                 (In thousands)


                                                Six Months      Six Months
                                                  Ended           Ended
                                                 June 30,        June 30,
                                                   2002            2001
                                                (unaudited)     (unaudited)
                                                -----------     -----------

Cash flows from operating activities:

     Net loss                                    $ (1,569)       $ (1,716)

     Adjustments to reconcile net loss to
        net cash used in operating activities:

     Depreciation expense                              15              22

     Amortization of website development costs                         45

     Amortization of software development costs                        26

     Decrease in accounts receivable                  132

     Decrease (increase) in inventory                 147             (50)

     Decrease in prepaid expenses and other
     current assets                                    14              18

     Decrease in other assets                           4              19

     Decrease in accounts payable and accrued
        liabilities                                  (284)           (134)

     Issuance of options and warrants in
        connection with consultant agreements         156               7
                                                -----------     -----------


           Net cash used in operating activities   (1,385)         (1,763)
                                                -----------     -----------

Cash flows from investing activities:

     Purchase of property and equipment                               (18)
                                                -----------     -----------

           Net cash used in investing activities        -             (18)
                                                -----------     -----------

                                   (Continued)

The accompanying notes are an integral part of these condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC.

                            Statements of Cash Flows
                                 (In thousands)
                                   (Continued)


                                             Six Months    Six Months
                                               Ended          Ended
                                              June 30,      June 30,
                                                2002          2001
                                             (unaudited)   (unaudited)
                                             -----------   ------------

Cash flows from financing activities:

     Proceeds from equity offering                  810

     Costs incurred for equity offerings
        and warrants                               (113)
                                             -----------   ------------
     Net cash provided by financing
        activities                                  697
                                             -----------   ------------
     Net decrease in cash and cash
        equivalents                                (688)        (1,781)

Cash and cash equivalents at the
     beginning of the period                      1,011          3,847
                                             -----------   ------------
     Cash and cash equivalents at
        the end of the period                $      323    $     2,066
                                             ===========   ============
Supplemental disclosure of cash flow
     information:

     Interest paid during the period         $        1    $         7
                                             ===========   ============

The accompanying notes are an integral part of these condensed financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.    Basis of Interim Financial Statement Preparation
      ------------------------------------------------

      The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on April 16, 2002.

2.    Capital Transactions
      --------------------

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

      On April 15, 2002, the Company entered into a $3.0 million Equity Line of Credit Agreement with Cornell Capital Partners, LP (the "Purchaser"). Provided we are in compliance with the terms of the Agreement, we may, at our option, periodically require the Purchaser to purchase up to $100,000 in any seven day period of the Company's Common Stock (the "put" shares) up to a maximum of $3.0 million over the next two years, commencing on May 31, 2002 the effective date of a Securities Act of 1933 (the "Securities Act") registration statement on

Form SB-2 for the registration of 5,000,000 shares of Common Stock to be sold under the Equity Line of Credit, plus the 238,095 shares mentioned below. The Company has issued to the Purchaser 218,095 shares of Common Stock as a commitment fee for entering into the Equity Line of Credit Agreement. In addition, the Company issued to the placement agent 20,000 shares of NUWAVE's common stock. For each share of Common Stock purchased under the Equity Line of Credit, the Purchaser will pay 97% of the then Market Price (as defined in the Equity Line of Credit), and will be paid a fee of 4% of each advance.

      The Equity Line of Credit is non-exclusive; thereby permitting us to offer and sell our securities to third parties while the Equity Line of Credit is in effect. NUWAVE has the option to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder.

      Between June 7, 2002 and June 30, 2002 the Company entered into agreements with various investors whereby a total of 1,101,165 shares of Common Stock was issued for an aggregate purchase price of $330,350. In connection with the issuance of these shares, the Company incurred costs of $20,640 in placement agent fees and expenses.

3.    Subsequent Events
      -----------------

      On July 3, 2002, the Company's Public Warrants, issued in the Company's initial public offering expired. On the expiration, there was 2,530,000 public warrants unexercised that then expired.

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


GENERAL

      Our mission is to identify, develop and commercialize high-margin, proprietary technologies suited for high-volume, high-growth markets and, in turn, achieve attractive long-term growth for our company. Our focus to date has been and continues to be on technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. Our initial products can be used by original equipment manufacturers (OEM's) for placement into products that produce images for display screens such as televisions and/or DVD players, for supplementing and increasing video quality on existing television monitors and video displays via set-top boxes containing our technology, and by individuals over the Internet for improving their personal images and photographs. Our patented high speed filtering technology removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). The three product lines based upon our proprietary technology are: 1) the NUWAVE Video Processor (NVP) Technology, 2) Retail Products and 3) Digital Filtering Technology.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Revenues for the six months ended June 30, 2002 were $281,000 compared to $72,000 for the six months ended June 30, 2001 as we began selling the NVP Technology in the form of ASIC (application specific integrated circuits) chips to OEMs and our first retail product the "VGE" video game enhancer in June 2001 of 2001. In December 2001, we entered into a strategic alliance with Gemini Industries (Gemini), a leading manufacturer and distributor of consumer electronics accessories. Gemini was granted a five-year exclusive license to market and distribute NUWAVE's VGE in North America. Initial shipments of the VGE and ASIC chips to Gemini took place during the first quarter of 2002. Cost of sales for the six months ended June 30, 2002 was $148,000 compared to $28,000 for the six months ended June 30, 2001. During the six months ended June 30, 2002, $469,000 was spent on research and development activities compared to $512,000 for the same six-month period in 2001, a decrease of $43,000. This decrease was primarily due to the elimination of amortization of the development costs relating to Company's PicturePrep software product and PicturePrepClub website. The majority of the research and development expenditures incurred during 2002 related to the development of the Company's new ASIC chip, the "NVP 1104" which was completed in July 2002 and the development of our retail and security/surveillance lines (see marketing and sales). General and administrative expenses for the six months ended June 30, 2002, totaled $1,237,000 representing a decrease of $75,000 compared to the six months ended June 30, 2001. Such decrease was the result of decreases in payroll of $44,000 combined with decreases in recruiting of $37,000, professional fees of $18,000 and marketing costs of $33,000 and other of $24,000; these decreases were offset by an increase in financial consulting $81,000 primarily representing the non-cash costs (using the Black-Scholes calculation of accounting for issuances of options and warrants) of options and warrants issued to consultants.

      Interest income (net of interest expense) was $4,000 for the six months ended June 30, 2002 as compared to $65,000 for the same period in 2001 primarily due to the Company's lower cash position as well as lower interest rates. As a result of the above, we had a net loss of $1,569,000 for the six months ended June 30, 2002 compared to a net loss for the six months ended June 30, 2001, of $1,715,000.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Revenues for the three months ended June 30, 2002 were $13,000 compared to $70,000 for the three months ended June 30, 2001. The revenues for the 2001 period were attributable to the introduction and sale of the "VGE" in June 2001. In compliance with the exclusive license and distribution agreement, Gemini purchased their opening VGE inventory requirements during the first quarter of this year and did not place additional orders during the quarter ended June 30, 2002. Per the amended terms of the agreement, beginning in October 2002
Gemini has minimum monthly purchase obligations throughout the remainder of the agreement. For the quarter ended June 30, 2002, we had a net loss of $976,000 compared to a net loss for the quarter ended June 30, 2001 of $899,000. The loss for the quarter ended June 30, 2002 included $664,000 in general and administrative expenses, representing a decrease of $66,000 compared to the quarter ended June 30, 2001. Such decrease was primarily the result of reduced sales and marketing costs of $56,000 combined with decreases in professional fees of $38,000, travel & entertainment of $29,000, recruiting of $20,000, and other $9,000; these decreases were offset by an increase in financial consulting of ($86,000) primarily representing the non-cash costs (using the Black-Scholes calculation of accounting for issuances of options and warrants) of options and warrants issued to consultants.

            Although we anticipate deriving revenue from the sale of our ASIC chips, retail products and proprietary software during the second half of 2002, no assurance can be given that these products will be successfully marketed during such period. See "Liquidity and Capital Resources."

MARKETING AND SALES

Retail & Security/Surveillance Products

      We have licensed our proprietary VGE technology to Gemini to manufacture, market and distribute the VGE to its customer base, which covers approximately 17,000 retail locations in North America. This alliance supports our strategy to obtain access to an established retail distribution channel for the specialized image enhancement products we develop. Additionally, it allows us to allocate our time and resources away from costly retail marketing and distribution processes, to focus on developing innovative technologies and products for license to third parties with established marketing and distribution channels. In light of the Gemini agreement we have also reduced our marketing expenditures in Europe and are currently concentrating our efforts there on finding a distributor to market our products on a similar arrangement as Gemini.

      On July 24, 2002 the Company announced its introduction of (1) a line of Retail video products and (2) Security/Surveillance image enhancement products for applications within the growing Homeland Security market. These two new product lines are scheduled for release in the third and fourth quarters of 2002. The retail line includes a series of video game hook-up cables, an "S" Video Enhancer (SVE) set top box and four video selector boxes that feature the company's proprietary technology for image enhancement. The Company expected the retail line to be sold to OEMs and consumer electronic distributors for resale to national retail chains and specialty audio/video stores. The introduction of these products, should not only satisfy consumer demand for better video quality, but also should allow consumers to mix multiple video sources, from popular products like DVD Players, Satellite Receivers, Video Camcorders, and Video Game Consoles.

      The NUWAVE ENABLED Security/ Surveillance image enhancement products will be rolled out in the third quarter of 2002 for the Homeland Security markets. NUWAVE's patented hardware chip technology breaks down a video signal into its chrominance and luminance components and then modifies specific parameters: color, luminance, black level, clarity and noise reduction, to remove visual noise before reassembling the signal and sending it to a playback device, such as a video monitor. When integrated into a security and surveillance system, this technology has applications for law enforcement, anti-terrorism and business surveillance, in public locations such as airports, retail stores, sports stadiums and other public gathering places. The Company has received its first order from an agency of the Federal Government for this new line of security/surveillance image enhancement products.

NVP ASIC Technology

      The NUWAVE Video Processor (NVP) technology is proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. We are marketing this technology in the form of ASIC chips (Application Specific Integrated Circuits) directly to OEM's who by incorporating this enabling technology would improve picture quality in their televisions, VCR's, DVD's, camcorders, set-top boxes and other video output devices. This technology can also be licensed to the OEM for incorporation onto their own ASIC design. The NVP 104 plastic (silicon) chip was completed during 2001.

      During July 2002, the Company announced the availability of its new ASIC Chip, the "NVP 1104". This new chip can create economies of scale in the marketplace by offering a superior product with unique features, which satisfy customer's demands for higher video quality at modest prices. It supports the latest video standards such as component video and progressive scan systems, includes features that are targeted at video enhancement for the Security/Surveillance and Home Entertainment applications. These important features together with its low cost implementation make it very attractive to incorporate into OEM consumer audio/video products like DVD players, AV receivers, Video Games, Satellite Receivers, AV Selectors, TV's and Retail set-top box products. The NVP 1104 is `future proofed' due to its' unique design philosophy, and by its' ability to function with the many video standards available today.

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

      With the initial sales of our VGE retail product and our ASIC chips to Gemini during the first six months of 2002, our net sales for the six months ended June 30, 2002 were $281,000 as compared to $72,000 for the six months ended June 30, 2001. As a result of the exclusive Gemini Agreement, we anticipate a substantial reduction in our overall marketing and distribution costs in 2002 since they will be responsible for marketing and selling to retail outlets in North America. Gemini has taken longer than originally anticipated to integrate and market the VGE to their customer base and has been granted an extension from July 1 to October 1, 2002 to begin minimum monthly purchase obligations throughout the remainder of the agreement. Although we anticipate deriving increased revenues from the sale of our ASIC chips and retail products and the licensing of our proprietary digital software during 2002, no assurance can be given that these products will be successfully marketed or that losses will not continue to occur during such period. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

      On June 30, 2002, the Company had cash and cash equivalents of approximately $323,000 and no long-term liabilities. On April 15, 2002, we entered into a $3 million Equity Line of Credit. Provided we are in compliance with the terms of the Equity Line of Credit Agreement, we may, at our option, require the Purchaser to purchase up to $100,000 in any seven business day period of our Common Stock, up to a maximum of $3 million over the two years from May 31, 2002. The purchase price of the shares will be 97% of the then current market price. Upon the initial advance and all subsequent advances, the Investor shall receive a fee equal to 4% of the gross proceeds of each advance. The Equity Line of Credit is non-exclusive; thereby permitting us to offer and sell our securities to third parties while the Equity Line of Credit is in effect. We have the right to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder. As of July 31, 2002, the Company had not exercised any of its "put" options under the Equity Agreement.

       Between June 7, 2002 and June 30, 2002 the Company entered into agreements with various investors whereby a total of 1,101,165 shares of Common Stock was issued for an aggregate purchase price of $330,350. In connection with the issuance of these shares, the Company incurred costs of $20,640 in placement agent fees and expenses.

      In their report on the audit of NUWAVE's financial statements for the year ended December 31, 2001, our independent auditors included an explanatory paragraph because of the uncertainty that we could continue in business as a going concern in the event we are unable to complete a registration and sale of our Common Stock pursuant to this Equity Line of Credit. We anticipate that with our cash currently on hand and the completion of an effective registration statement on May 31, 2002 relating to the $3 million Equity Line of Credit and sales thereunder, we will be able to satisfy currently contemplated cash requirements for at least through the next twelve months. In the event we are unable to complete the sale of our Common Stock pursuant to this agreement or otherwise; there would be substantial doubt about our ability to continue as a going concern. We are continuing our efforts to raise capital in the financial markets on terms that would potentially be less dilutive than utilization of the Equity Line of Credit as well as exploring other options such as mergers/acquisitions and strategic alliances. There can be no assurance that we will be successful in these endeavors.

      Effective as of the opening of business on Tuesday, August 13, 2002 the Company's common stock will be trading on the OTC bulletin board (OTCBB) Market under the symbol WAVE. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter
(OTC) equity securities. Prior to August 13, 2002, the stock had been traded on the Nasdaq SmallCap Market.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities
        ---------------------

      (c) On April 15, 2002, the Company entered into a $3.0 million Equity Line of Credit Agreement with a qualified investor (the "Purchaser"). Provided we are in compliance with the terms of the Agreement, we may, at our option, periodically require the Purchaser to purchase up to $100,000 in any seven day period of the Company's Common Stock (the "put" shares) up to a maximum of $3.0 million over the next two years, commencing upon the effective date of a Securities Act registration statement covering such shares. For each share of common stock purchased under the Equity Line of Credit, the Purchaser will pay 97% of the then Market Price (as defined in the Equity Line of Credit), and will be paid a fee of 4% of each advance. The sale of the shares under the Equity Line of Credit is conditioned upon the SEC declaring effective a registration statement under the Securities Act of 1933 concerning the shares of Common Stock to be sold under the equity line of credit. The Company filed a registration statement on Form SB-2 for the registration of 5,000,000 shares of Common Stock to be sold under the Equity Line of Credit, plus the 238,095 shares mentioned below, which was declared effective on May 31, 2002. The Company has issued to the purchaser 218,095 shares of Common Stock as a commitment fee for entering into the Equity Line of Credit Agreement. In addition, the Company issued to the placement agent 20,000 shares of NUWAVE's common stock.

      The Equity Line of Credit is non-exclusive; thereby permitting us to offer and sell our securities to third parties while the Equity Line of Credit is in effect. NUWAVE has the option to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder.

      Between June 7, 2002 and June 30, 2002 the Company entered into agreements with various investors whereby a total of 1,101,165 shares of Common Stock was issued for an aggregate purchase price of $330,350. In connection with the issuance of these shares, the Company incurred costs of $20,640 in placement agent fees and expenses.

      These placements were claimed exempt form the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereon and Regulation D thereunder as each purchaser represented it was an "accredited investor" and made additional representations regarding its purchase.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibit 99 - 906 Certificate
         --------------------------------

         (b) Reports on Form 8-K

none

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on August 13, 2002.

                                  NUWAVE TECHNOLOGIES, INC.
                                  -------------------------
                                        (Registrant)

DATE:  August 13, 2002            By:   /s/ Gerald Zarin
                                        ------------------------------------
                                        Gerald Zarin
                                        Chief Executive Officer and
                                        Chairman of the Board

DATE:  August 13, 2002            By:   /s/ Jeremiah F. O'Brien
                                        ------------------------------------
                                        Jeremiah F. O'Brien
                                        Chief Financial Officer
                                        (Principal Financial Officer)