Form 10QSB
period 2002-09-30
NUWAVE TECHNOLOGIES INC
filed 2002-11-14
CIK 1009802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       or

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
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)               Identification No.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 4, 2002: 15,853,117

         Transitional Small Business Disclosure Format:    Yes |_|  No |X|


================================================================================


                            NUWAVE TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                    Condensed Balance Sheets as of September 30, 2002
                    (unaudited) and December 31, 2001                        P.3

                    Condensed Statements of Operations for the three
                    and nine months ended September 30, 2002
                    (unaudited) and September 30, 2001 (unaudited)           P.4

                    Condensed Statements of Cash Flows for the nine
                    months ended September 30, 2002
                    (unaudited) and September 30, 2001 (unaudited)           P.5

                    Notes to Condensed Financial Statements                  P.7

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                    OF OPERATION                                             P.9

         ITEM 3.    CONTROLS AND PROCEDURES                                 P.14

PART II - OTHER INFORMATION

         ITEM 2.    CHANGES IN SECURITIES                                   P.15

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                        P.15


SIGNATURES                                                                  P.16

CERTIFICATIONS                                                              P.17

                            NUWAVE TECHNOLOGIES, INC.
                                 Balance Sheets
                        (In thousands, except share data)


                                               ASSETS
                                                                       September 30,  December 31,
                                                                          2002           2001
                                                                       ------------   ------------
                                                                        (unaudited)

Current assets:
     Cash and cash equivalents                                         $         62   $      1,011

     Accounts receivable, net                                                     6            138

     Inventory                                                                  266            413

     Prepaid expenses and other current assets                                  184            179
                                                                       ------------   ------------
                     Total current assets                                       518          1,741

Property and equipment                                                           55             82

Other assets                                                                     26             30

Deferred tax benefit                                                            280            280
                                                                       ------------   ------------
                     Total assets                                      $        879   $      2,133


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                          $        559   $        846
                                                                       ------------   ------------
Long-term liabilities:

     Note payable                                                               155
                                                                       ------------   ------------
                     Total liabilities                                          714            846
                                                                       ------------   ------------
Commitments and contingencies

Stockholders' equity:

     Series A Convertible Preferred Stock, noncumulative,
        $.01 par value; authorized 400,000 shares; none issued

     Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued - (preferences and rights to be designated by the Board of Directors)

     Common stock, $.01 par value; authorized 40,000,000 shares;
       14,833,999 shares issued and outstanding at September 30, 2002           148            114

     Additional paid in capital                                              26,592         25,613

     Accumulated deficit                                                    (26,575)       (24,440)
                                                                       ------------   ------------
                     Total stockholders' equity                                 165          1,287
                                                                       ------------   ------------
                     Total liabilties and stockholders' equity         $        879   $      2,133
                                                                       ============   ============



         The accompanying notes are an integral part of these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                   Three Months    Three Months      Nine Months     Nine Months
                                                      Ended            Ended          Ended             Ended
                                                  September 30,    September 30,    September 30,   September 30,
                                                       2002            2001            2002              2001
                                                  -------------    -------------    -------------   -------------
                                                   (unaudited)     (unaudited)      (unaudited)      (unaudited)

Net sales                                                          $         445    $         281   $         517
Cost of sales                                                               (208)            (148)           (236)
                                                                   -------------    -------------   -------------
                                                                             237              133             281
                                                                   -------------    -------------   -------------
Operating expenses:

Research and development expenses                 $        (122)             288)            (591)           (801)

General and administrative expenses                        (442)          (1,013)          (1,679)         (2,324)
                                                  -------------    -------------    -------------   -------------
                                                           (564)          (1,301)          (2,270)         (3,125)
                                                  -------------    -------------    -------------   -------------
             Loss from operations                          (564)          (1,064)          (2,137)         (2,844)
                                                  -------------    -------------    -------------   -------------
Other income (expense):

             Interest income                                                  12                5              84

             Interest expense                                (2)              (2)              (3)            (10)
                                                  -------------    -------------    -------------   -------------
                                                             (2)              10                2              74
                                                  -------------    -------------    -------------   -------------
             Net loss                             $        (566)   $      (1,054)   $      (2,135)  $      (2,770)
                                                  =============    =============    =============   =============

Basic and diluted loss per share:

             Weighted average number of
             common shares outstanding               13,852,308       10,639,953       12,724,339      10,585,438
                                                  =============    =============    =============   =============

             Basic and diluted loss per share     $       (0.04)   $       (0.10)   $       (0.17)  $       (0.26)
                                                  =============    =============    =============   =============


         The accompanying notes are an integral part of these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                       Nine Months        Nine Months
                                                                         Ended              Ended
                                                                      September 30,      September 30,
                                                                         2002               2001
                                                                      -------------      -------------
                                                                       (unaudited)        (unaudited)
Cash flows from operating activities:
       Net loss                                                       $      (2,135)     $      (2,770)

       Adjustments to reconcile net loss to net cash used in operating activities:

       Provision for Doubtful Accounts                                                              28

       Depreciation expense                                                      24                 34

       Loss on disposal of equipment                                              7

       Amortization of website development costs                                                    67

       Amortization of software development costs                                                   38

       Decrease in accounts receivable                                          132

       Decrease (increase) in inventory                                         147               (219)

       Increase in prepaid expenses and other
       current assets                                                            (5)              (386)

       Decrease in other assets                                                   4                 23

       Decrease (increase) in accounts payable and accrued liabilities         (287)               103

       Issuance of options and warrants in connection with
       consultant agreements                                                    209                 11
                                                                      -------------      -------------
                      Net cash used in operating activities                  (1,904)            (3,071)
                                                                      -------------      -------------
Cash flows from investing activities:

       Purchase of property and equipment                                        (7)               (21)

       Proceeds from sale of equipment                                            3
                                                                      -------------      -------------
                      Net cash used in investing activities                      (4)               (21)
                                                                      -------------      -------------

                                   (Continued)


         The accompanying notes are an integral part of these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                       Nine Months        Nine Months
                                                                         Ended              Ended
                                                                      September 30,      September 30,
                                                                         2002               2001
                                                                      -------------      -------------
                                                                       (unaudited)        (unaudited)
Cash flows from operating activities:
       Proceeds from debt                                                       300

       Proceeds from equity offerings                                           815

       Costs incurred for equity offerings and warrants                        (156)

       Issuance of common stock in connection with
       exercise of warrants                                                                        435
                                                                      -------------      -------------
       Net cash provided by financing activities                                959                435
                                                                      -------------      -------------
       Net decrease in cash and cash equivalents                               (949)            (2,657)

Cash and cash equivalents at the beginning of the period                      1,011              3,847
                                                                      -------------      -------------

       Cash and cash equivalents at the end of the period             $          62      $       1,190
                                                                      =============      =============
Supplemental disclosure of cash flow information:

       Interest paid during the period                                $           3      $          10
                                                                      =============      =============

Supplemental discolsures of non-cash financing activities:

       During 2002, the Company issued 1,277,802 shares of common stock in settlement of debt aggregating $145,000.


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

         On April 15, 2002, the Company entered into a $3.0 million Equity Line of Credit Agreement with Cornell Capital Partners, LP (the "Purchaser"). Provided the Company is in compliance with the terms of the Agreement, the Company may, at its option, periodically require the Purchaser to purchase up to $100,000 in any seven day period of the Company's Common Stock (the "put" shares) up to a maximum of $3.0 million over the next two years, commencing on May 31, 2002 (the effective date of a Securities Act of 1933 (the "Securities Act") registration statement on Form SB-2 for the registration of 5,000,000 shares of Common Stock to be sold under the Equity Line of Credit, plus the 238,095 shares mentioned below). The Company has issued to the Purchaser 218,095 shares of Common Stock as a commitment fee for entering into the Equity Line of Credit Agreement. In addition, the Company issued to the placement agent 20,000 shares of NUWAVE's common stock. For each share of Common Stock purchased under the Equity Line of Credit, the Purchaser will pay 97% of the then Market Price (as defined in the Equity Line of Credit), and will be paid a fee of 4% of each advance.

         The Equity Line of Credit is non-exclusive; thereby permitting the Company to offer and sell its securities to third parties while the Equity Line of Credit is in effect. NUWAVE has the option to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder.

         Between June 7, 2002 and June 30, 2002 the Company entered into agreements with various investors whereby a total of 1,101,165 shares of Common Stock were issued for an aggregate purchase price of $330,350. In connection with the issuance of these shares, the Company incurred costs of $35,664 in placement agent fees and expenses.

         On July 3, 2002, 2,530,000 of the Company's unexercised Public Warrants, issued in the Company's initial public offering expired.

         On August 20, 2002, the Company received a loan from Cornell Capital Partners, L.P. in the amount of $300,000. The loan was secured by advance puts under the Equity Line of Credit. As of September 30, 2002, $145,000 of the outstanding balance had been repaid from the proceeds of puts under the Equity Line of Credit, leaving a current balance of $155,000. As of September 30, 2002, under the terms of the Equity Line of Credit Agreement, the Company had received a total of $150,000 and had issued 1,277,802 shares of common stock.

3.       Subsequent Events

         On October 9, 2002, the Company received a second loan secured by advance puts under the Equity Line of Credit in the amount of $125,000.

         On November 1, 2002 a registration statement filed by the Company on Form SB-2 under the Securities Act of 1933 (the "Securities Act") for the registration of 14,000,000 shares of Common Stock, to be available for sale under the Equity Line of Credit was declared effective.

Item 2.

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


RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Revenues for the nine months ended September 30, 2002 were $281,000 compared to $517,000 for the nine months ended September 30, 2001 as we began selling the NVP Technology in the form of ASIC (application specific integrated circuits) chips to OEMs and our first retail product the "VGE" video game enhancer in June of 2001. In December 2001, we entered into a strategic alliance with Gemini Industries ("Gemini"), a manufacturer and distributor of consumer electronics accessories. Gemini was granted a five-year exclusive license to market and distribute NUWAVE's VGE in North America. Initial shipments of the VGE and ASIC chips to Gemini took place during the first quarter of 2002. Minimum ongoing purchase requirements under the contract were to begin in July 2002. After having received a three-month extension Gemini still had not met their minimum contractual purchase requirements and management determined it was in the Company's best interest to terminate the agreement. We are considering the contractual implications as well as our alternatives so as to not further restrict our ability to sell and market our products to the retail marketplace. As part of this effort, we have entered into a non-exclusive strategic alliance with Unical Enterprises, Inc. for the marketing, sales and distribution of our proprietary products as well as a full line of consumer electronics accessories, all with access to the Sylvania brand. Cost of sales for the nine months ended September 30, 2002 was $148,000 compared to $236,000 for the nine months ended September 30, 2001.

         During the nine months ended September 30, 2002, $591,000 was spent on research and development activities compared to $801,000 for the same nine-month period in 2001, a decrease of $210,000. This decrease was primarily due to the amortization incurred during 2001 relating to development costs for the Company's PicturePrep software product and PicturePrepClub website amounting to $124,000 and a reduction in the use of outside consultants in 2002 amounting to $67,000. The majority of the research and development expenditures incurred to date during 2002 has related to the development of the Company's new ASIC chip, the "NVP 1104" which was completed in July 2002 and the development of our retail and security/surveillance lines (see marketing and sales).

         General and administrative expenses for the nine months ended September 30, 2002, totaled $1,679,000 representing a decrease of $645,000 compared to the nine months ended September 30, 2001. Such decrease was the result of decreases in marketing costs of $267,000 combined with decreases in payroll of $115,000, professional fees of $112,000, travel of $96,000, employee benefits of $38,000, investor relations costs of $36,000, recruiting costs of $37,000 and bad debts expense of $28,000; these decreases were offset by an increase in financial consulting of $83,000 primarily representing the non-cash costs (using the Black-Scholes calculation of accounting for issuances of options and warrants) of warrants and options issued to consultants.

         Interest income (net of interest expense) was $2,000 for the nine months ended September 30, 2002 as compared to $74,000 for the same period in 2001 primarily due to the Company's lower cash position as well as lower interest rates. As a result of the above, we had a net loss of $2,135,000 for the nine months ended September 30, 2002 compared to a net loss for the nine months ended September 30, 2001, of $2,770,000.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         The Company had no revenues for the three months ended September 30, 2002 as compared to $445,000 for the three months ended September 30, 2001. The revenues for the 2001 period were attributable to the introduction and sale of the "VGE" in June 2001. In compliance with the exclusive license and distribution agreement, Gemini purchased their opening VGE inventory requirements during the first quarter of this year and did not place additional orders during the six month period ended September 30, 2002. As indicated above, Gemini failed to meet their contractual obligations and management has deemed it in the Company's best interest to terminate the agreement and focus our efforts elsewhere. For the quarter ended September 30, 2002, we had a net loss of $566,000 compared to a net loss for the quarter ended September 30, 2001 of $1,054,000. The loss for the quarter ended September 30, 2002 included $442,000 in general and administrative expenses, representing a decrease of $571,000 compared to the quarter ended September 30, 2001. Such decrease was primarily the result of reduced sales and marketing costs of $237,000 combined with decreases in professional fees of $94,000, payroll of $71,000, travel & entertainment of $52,000, employee benefits of $38,000, investor relations costs of $42,000, bad debt expense of $28,000 and other $9,000.


MARKETING AND SALES

Retail & Security/Surveillance Products

         On July 24, 2002 we announced the introduction of (1) a line of Retail video products and (2) Security/Surveillance image enhancement products for applications within the growing Homeland Security market. The retail line includes a series of video game hook-up cables, an "S" Video Enhancer (SVE) set top box and four video selector boxes that feature the company's proprietary technology for image enhancement. The Company expects the retail line to be sold to OEMs and consumer electronic distributors for resale to national retail chains and specialty audio/video stores. The introduction of these products, should not only satisfy consumer demand for better video quality, but also will allow consumers to mix multiple video sources, from popular products like DVD Players, Satellite Receivers, Video Camcorders, and Video Game Consoles.

         We have entered into a non-exclusive strategic alliance with Unical Enterprises, Inc. for the marketing, sales and distribution of our proprietary products as well as a full line of consumer electronics accessories with access to the Sylvania brand. Unical Enterprises, Inc., a leading manufacturer and distributor of Northwestern Bell Phones and the exclusive licensee of the Sylvania name for home automation and consumer electronics accessories, recently announced its entry into the video game accessories market. Along with video game accessories we will now, with Unical's support, market a full line of consumer electronics accessories, with access to the Sylvania brand. This line will include products like Universal Remote Controls, Indoor TV antennas, Web Cams, and Nuwave Enabled hookup cables. In connection with this agreement we received a $2.85 million order for universal remote control units to be delivered to Electronics Etc., Inc. over the next year. We initially anticipated this order would begin shipping during the current fourth quarter but due to product specification changes, we will begin filling this order during the first quarter of 2003. In addition to Unical, the Company is in discussions with other potential retail distribution customers who have seen demonstrations of our new retail products and have expressed interest in going forward. We expect to close some of these customers within the next few months.

         The NUWAVE ENABLED Security/ Surveillance image enhancement products includes NUWAVE's patented hardware chip technology which breaks down a video signal into its chrominance and luminance components and then modifies specific parameters: color, luminance, black level, clarity and noise reduction, to remove visual noise before reassembling the signal and sending it to a playback device, such as a video monitor. When integrated into a security and surveillance system, this technology has applications for law enforcement, anti-terrorism and business surveillance, in public locations such as airports, retail stores, sports stadiums and other public gathering places. The Company has received its first order from an agency of the Federal Government for this new line of security/surveillance image enhancement products. Delivery of this order is expected to take place in December.

NVP ASIC Technology

         The NUWAVE Video Processor (NVP) technology is proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. We are marketing this technology in the form of ASIC chips (Application Specific Integrated Circuits) directly to OEM's who by incorporating this enabling technology would improve picture quality in their televisions, VCR's, DVD's, camcorders, set-top boxes and other video output devices. This technology can also be licensed to the OEM for incorporation onto their own ASIC design. The "NVP 104" plastic (silicon) chip was completed during 2001.

         During July 2002, the Company announced the availability of its new ASIC Chip, the "NVP 1104". This new chip can create economies of scale in the marketplace by offering a superior product with unique features, which satisfy customer's demands for higher video quality at modest prices. It supports the latest video standards such as component video and progressive scan systems and includes features that are targeted at video enhancement for the Security/Surveillance and Home Entertainment applications. These important features together with its low cost implementation make it very attractive to incorporate into OEM consumer audio/video products like DVD players, AV receivers, Video Games, Satellite Receivers, AV Selectors, TV's and Retail set-top box products. The NVP 1104 is `future proofed' due to its unique design philosophy, and by its ability to function with the many video standards available today. We are currently in discussions with potential customers at major OEM's who have indicated their desire to incorporate our technology into their products. We expect to close some of these customers within the next few months.

Digital Filtering Technology

         Our proprietary digital filters remove graininess and digital artifacts while preserving proper focus better than any other "real time" filters that are on the market today. In October 2001, we were granted a patent by the U.S. Patent Office covering our digital filters. We plan to license our digital filtering technology to OEM's for embedding in products such as PC's, printers, scanners, camcorders and DVD's, among other digital imaging devices. These patented filters are expected to be in demand for use in processing digital video and movies used for streaming video over the Internet. The digital technology not only complements our proprietary analog ASIC chip technology but can also work in conjunction with it to further improve the resulting image quality. In April 2002, we signed an agreement with Sony Corporation, giving Sony the non-exclusive right to use one of our filters in its digital color printers, in return for a nominal one-time licensing fee. In October, we provided Sony an upgrade to this filter and they have indicated their desire to purchase the upgrade. While these initial steps may lead to a growing relationship between Sony Corporation and NUWAVE, there is no assurance that such a relationship will develop.

         Although we anticipate deriving increased revenues from the sale of our ASIC chips and retail products and the licensing of our proprietary digital software during 2003, no assurance can be given that these products will be successfully marketed or that losses will not continue to occur during such period. See "Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

                  On September 30, 2002, the Company had cash and cash equivalents of approximately $62,000, other than the $155,000 due to Cornell Capital Partners, L.P. which will be repaid from the proceeds of puts under the Equity Line of Credit there are no long-term liabilities. On April 15, 2002, we entered into a $3 million Equity Line of Credit. Provided we are in compliance with the terms of the Equity Line of Credit Agreement, we may, at our option, require the Purchaser to purchase up to $100,000 in any seven business day period of our Common Stock, up to a maximum of $3 million over the two years from May 31, 2002. The purchase price of the shares will be 97% of the then current market price. Upon the initial advance and all subsequent advances, the Investor shall receive a fee equal to 4% of the gross proceeds of each advance. The Equity Line of Credit is non-exclusive; thereby permitting us to offer and sell our securities to third parties while the Equity Line of Credit is in effect. We have the right to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder. On August 20 and October 9, 2002, the Company received loans from Cornell Capital totaling $425,000. The loans were secured by advance puts under the Equity Line of Credit. As of November 10, 2002, we have repaid $185,000 of the outstanding balance from the proceeds of puts under the Equity Line of Credit, leaving a current balance of $240,000, which we intend to repay at the rate of approximately $15,000 per week from the proceeds of puts under the Equity Line of Credit over the next four months. As of November 10, 2002, we have utilized $195,000 of the Equity Line credit facility and have issued 2,261,928 shares of common stock. In addition, the outstanding loan balance due to Cornell Capital is secured by advance puts.

         Between June 7, 2002 and June 30, 2002 the Company entered into agreements with various investors whereby a total of 1,101,165 shares of Common Stock was issued for an aggregate purchase price of $330,350. In connection with the issuance of these shares, the Company incurred costs of $20,640 in placement agent fees and expenses.

         In their report on the audit of NUWAVE's financial statements for the year ended December 31, 2001, our independent auditors included an explanatory paragraph because of the uncertainty that we could continue in business as a going concern in the event we are unable to complete a registration and sale of our Common Stock pursuant to this Equity Line of Credit. We anticipate that with our cash currently on hand and the Equity Line of Credit and sales thereunder, we will be able to satisfy currently contemplated cash requirements for at least through the next twelve months. In the event we are unable to complete the sale of our Common Stock pursuant to this agreement or otherwise; there would be substantial doubt about our ability to continue as a going concern. We are continuing our efforts to raise capital in the financial markets on terms that would potentially be less dilutive than utilization of the Equity Line of Credit as well as exploring other options such as mergers/acquisitions and strategic alliances. There can be no assurance that we will be successful in these endeavors.

         The Company's common stock is traded on the OTC bulletin board (OTCBB) Market under the symbol WAVE. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. Prior to August 13, 2002, the stock had been traded on the Nasdaq SmallCap Market.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls


         There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities

         (c) On July 3, 2002, 2,530,000 of the Company's unexpired Public Warrants, issued in the Company's initial public offering expired.

               As of November 10, 2002, under the terms of the Equity Line of Credit Agreement, the Company had received a total of $190,000 and had issued 2,261,928 shares of common stock.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 99 - 906 Certificates

         (b)   Reports on Form 8-K

none

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on November 14, 2002.


                                         NUWAVE TECHNOLOGIES, INC.
                                                (Registrant)

DATE:  November 14, 2002                 By:  /s/ Gerald Zarin
                                            ------------------------------------
                                               Gerald Zarin
                                               Chief Executive Officer and
                                               Chairman of the Board


DATE:  November 14, 2002                 By:  /s/ Jeremiah F. O'Brien
                                            ------------------------------------
                                                  Jeremiah F. O'Brien
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                 CERTIFICATION
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Gerald Zarin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NUWAVE Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                           /s/ Gerald Zarin
                                           -------------------------------------
                                           Gerald Zarin
                                           Chairman of the Board, President, and
                                           Chief Executive Officer

                                 CERTIFICATION
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Jeremiah F. O'Brien, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NUWAVE Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                           /s/Jeremiah F. O'Brien
                                           -------------------------------------
                                           Jeremiah F. O'Brien
                                           Vice President and Chief Financial
                                           Officer