Form 10KSB
period 2002-12-31
NUWAVE TECHNOLOGIES INC
filed 2003-04-15
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------
                                   (MARK ONE)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $.001 PAR VALUE,
                                 PUBLIC WARRANTS

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

State issuer's revenues for its most recent fiscal year:  $285,989

Aggregate market value of the voting stock held by non-affiliates based on the last sale price for such stock at March 31, 2003: $177,000

The number of shares of Common Stock outstanding as of March 31, 2003:
50,676,055

Transitional Small Business Disclosure Format:  Yes [ ]   No  [XX]

                            NUWAVE TECHNOLOGIES, INC.
                                   FORM 10-KSB
                                      INDEX


PART I.........................................................................1

   ITEM 1.   BUSINESS..........................................................1
   ITEM 2.   PROPERTIES........................................................8
   ITEM 3.   LEGAL PROCEEDINGS.................................................8
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............8

PART II........................................................................9

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS...........................................................9
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........10
   ITEM 7.   FINANCIAL STATEMENTS.............................................21
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................21

PART III......................................................................21

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................21
   ITEM 10.  EXECUTIVE COMPENSATION...........................................23
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...25
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................26
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................27
   ITEM 14.  CONTROLS AND PROCEDURES..........................................30

SIGNATURES....................................................................31

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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Our mission is to identify, develop and commercialize high-margin, proprietary technologies suited for high-volume, high-growth markets and, in turn, achieve attractive long-term growth for our company. Our focus to date has been and continues to be on unique technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. Our initial products can be used by original equipment manufacturers (OEM's) for placement into products that produce images on display screens such as televisions or DVD players, for supplementing and increasing video quality on existing television monitors and video displays via set-top boxes containing our technology, the Security and Surveillance Market in both the Governmental an private sectors and by individuals over the Internet for improving their personal photographs. Our patented high speed filtering technology removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). The three product lines based upon our proprietary technology are: (1) retail and security/surveillance products; (2) the NUWAVE Video Processor ("NVP") Technology; and (3) digital filtering technology.

Retail and Security/Surveillance Products

         During the second half of 2002, we announced a new line of retail video products. The new products are powered by our new state-of-the-art "1104 ASIC chip technology." The retail line is expected to be marketed and sold through consumer electronic distributors, national retail chains and specialty audio/video stores and includes a series of video game hook-up cables, an "S" Video Enhancer (SVE) set-top box and four video selector boxes that feature the company's proprietary technology for image enhancement. The introduction of these products will allow consumers to mix multiple video sources, from popular products such as DVD Players, Satellite Receivers, Video Camcorders, and Video Game Consoles.

         During 2002 we entered into a non-exclusive alliance with Unical Enterprises, Inc. for the marketing, sales and distribution of our newly introduced line of proprietary products as well as a full line of consumer electronics accessories with access to the Sylvania brand. The initial contractual agreement expired on April 1, 2003 and we are in the process of renewing our agreement. Unical Enterprises, Inc., a leading manufacturer and distributor of Northwestern Bell Phones and the exclusive licensee of the Sylvania name for home automation and consumer electronics accessories, recently announced its entry into the video game accessories market. Along with video game accessories we will now, with Unical's support, market a full line of consumer electronics accessories, with access to the Sylvania brand. This line will include products like Universal Remote Controls, Indoor TV antennas, Web Cams, and NUWAVE ENABLED hookup cables. In connection with this agreement we received a $2.85 million order for universal remote control units to be delivered to Electronics Etc., Inc. over the next year. We initially anticipated this order would begin shipping during the fourth quarter of 2002 but due to product specification changes the order has been delayed until the customer has approved the product revisions. We anticipate that a portion of this order will ship during 2003. In addition to Unical, the Company is in discussions with other potential retail distribution customers who have seen demonstrations of our new retail products and have expressed interest in going forward.

         We recently introduced a line of NUWAVE ENABLED Security/Surveillance image enhancement products that include NUWAVE's patented hardware chip technology which breaks down a video signal into its chrominance and luminance components and then modifies specific parameters: color, luminance, black level, clarity and noise reduction, to remove visual noise before reassembling the signal and sending it to a playback device, such as a video monitor. When integrated into a security and surveillance system, this technology has applications for law enforcement, anti-terrorism and business surveillance, in public locations such as airports, retail stores, sports stadiums and other public gathering places. The Company has received and shipped its first order from an agency of the Federal Government for this new line of security/surveillance image enhancement products.

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

         During the second half 2002, the Company announced the completion of its new ASIC Chip, the "NVP 1104." This new chip can create economies of scale in the marketplace by offering a superior product with unique features, which satisfy customer's demands for higher video quality at modest prices. It supports the latest video standards such as component video and progressive scan systems and includes features that are targeted at video enhancement for the Security/Surveillance and Home Entertainment applications. These important features together with its low cost implementation make it very attractive to incorporate into OEM consumer audio/video products like DVD players, AV receivers, Video Games, Satellite Receivers, AV Selectors, TV's and Retail set-top box products. The NVP 1104 is "future proofed" due to its unique design philosophy, and by its ability to function with the many video standards available today. We are currently in discussions with potential retail customers and major OEM's who have indicated their desire to incorporate our technology into their products.

Digital Software Technology

         Our proprietary digital filters remove graininess and digital artifacts while preserving proper focus we believe better than any other "real time" filters that are on the market today. In October 2001, we were granted a patent by the U.S. Patent Office covering our digital filters. We plan to license our digital filtering technology to OEM's for embedding in products such as PC's, printers, scanners, camcorders and DVD's, among other digital imaging devices. These patented filters are expected to be in demand for use in processing digital video and movies used for streaming video over the Internet. The digital technology not only complements our proprietary analog ASIC chip technology but can also work in conjunction with it to further improve the resulting image quality. In April 2002, we signed an agreement with Sony Corporation, giving Sony the non-exclusive right to use one of our filters in its digital color printers, in return for a nominal one-time licensing fee. In January 2003, Sony signed a new license agreement and purchased the non-exclusive right to an upgrade to this filter. While these initial steps may lead to a growing relationship between Sony Corporation and NUWAVE, there is no assurance that such a relationship will develop.

         Although we anticipate deriving increased revenues from the sale of our ASIC chips and retail products and the licensing of our proprietary digital software, no assurance can be given that these products will be successfully marketed or that losses will not continue to occur during such period. See "Liquidity and Capital Resources."

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

RESEARCH AND DEVELOPMENT

         Our Advanced Engineering Group currently operates to support the continuing development of our products and related technology, and the identification of additional sources of new technology. We utilize our Advanced Engineering Group to create products and technology. These products and technology include the NVP 104 and NVP 1104 ASIC chips, a line of retail and Security and Surveillance products and a significant amount of the software included in each of its products.

         The Advanced Engineering Group consists of our own employees, together with outside consultant organizations who have on their respective staffs engineers, technicians and support personnel who devote time to our company on an as-needed project-by-project basis. We anticipate that the make-up of our Advanced Engineering Group will change from time to time depending on our current and anticipated development and commercialization plans. Our strategy with respect to new products and technologies is to continue to utilize the Advanced Engineering Group as well as other independent third party sources and to increase its internal technical and engineering staff as appropriate.

         During fiscal 2002 and 2001, $681,000 and $1,165,000, respectively, were spent on research and development activities. During the year ending December 31, 2003, we estimate that we will spend approximately $150,000 on research and development. Any increases or decreases to these research and development expenditure estimates are expected to be directly related to revenues generated from our current and forecasted product line-up.

MARKETING AND SALES

         Utilizing our proprietary technologies, we have completed development of three product lines: (1) retail and security/surveillance products; (2) the NUWAVE Video Processor Technology; and (3) Digital Software (PicturePreptm Technology). These three product lines are currently being marketed to their respective distribution channels as follows:

Retail and Security/Surveillance Products

         During the second half of 2002, we announced a new line of retail video products. The new products are powered by the Company's new state-of-the-art "1104 ASIC chip technology." The retail line is expected to be marketed and sold through consumer electronic distributors, national retail chains and specialty audio/video stores and includes a series of video game hook-up cables, an "S" Video Enhancer (SVE) set top box and four video selector boxes that feature the company's proprietary technology for image enhancement. The introduction of these products will allow consumers to mix multiple video sources, from popular products like DVD Players, Satellite Receivers, Video Camcorders, and Video Game Consoles

         Also during the second half of 2002 we announced the newest addition to our retail product line, a universal remote control unit. At the same time we announced the receipt of a $2.85 million purchase order for this product from Electronics Etc, Inc., a consumer products distributor with a wide retail customer base. Although this product does not contain NUWAVE's proprietary technology it is compatible with and complementary to NUWAVE's newly introduced line of retail video enhancement products and can therefore be sold either independent of or together with its retail video enhanced selector boxes. We initially anticipated this order would begin shipping during the fourth quarter of 2002 but due to product specification changes the order has been delayed until the customer has approved the product revisions. We anticipate that a portion of this order will ship during 2003.

         During 2001, we completed development of our first retail product utilizing the NVP ASIC chip, the VGE set-top box for use with video games and DVD's. The VGE is a low-cost video game enhancer that provides home video "gamers" with better video quality, to give game players an "edge" to improve their scores. In late June 2001, we began introducing the VGE 101 through select distributors and manufacturer's representatives for placement in nationally known retail chains. In keeping with our focus to develop and commercialize video enhancement technology and to keep our operating costs to a minimum our objective was to develop, introduce and turn the manufacture and marketing of this product over to a recognized distributor with access to the retail market place. In December 2001, we entered into a strategic alliance with Gemini Industries ("Gemini"), a manufacturer and distributor of consumer electronics accessories. Gemini was granted a five-year exclusive license to market and distribute NUWAVE's VGE in North America. Initial shipments of the VGE and ASIC chips to Gemini took place during the first quarter of 2002. Minimum ongoing purchase requirements under the contract were to begin in July 2002. After having received a three-month extension Gemini still had not met their minimum contractual purchase requirements and management determined it was in the Company's best interest to terminate the agreement. We are considering the contractual implications as well as our alternatives so as to not further restrict our ability to sell and market our new line of products to the retail marketplace.

         In line with our objectives, we entered into a non-exclusive alliance with Unical Enterprises, Inc. for the marketing, sales and distribution of our new line of proprietary products as well as a full line of consumer electronics accessories with access to the Sylvania brand. Unical Enterprises, Inc., a leading manufacturer and distributor of Northwestern Bell Phones and the exclusive licensee of the Sylvania name for home automation and consumer electronics accessories, recently announced its entry into the video game accessories market. Along with video game accessories we will now, with Unical's support, market a full line of consumer electronics accessories, with access to the Sylvania brand. This line will include products like Universal Remote Controls, Indoor TV antennas, Web Cams, and NUWAVE ENABLED hookup cables.

MANUFACTURING

         The Company does not contemplate that it will directly manufacture any of its products. It has contracted with third parties to manufacture its NVP ASIC chips and its product line up. It also may license to third parties the rights to manufacture the products, through direct licensing, OEM arrangements or otherwise.

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

EMPLOYEES

         The Company currently has six full-time employees, of whom four are executives and depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development. The Company also retains a varying number of consultants on an as-needed basis.

ITEM 2.  PROPERTIES

The Company has established its headquarters in Fairfield, New Jersey. Pursuant to the sublease relating to such facility, the Company is obligated to make monthly rental payments of $6,090. The lease is on a month-to-month basis. The Company's subleased portion of the facility is approximately 2,500 square feet and the sublease entitles the Company to share certain common areas.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 20, 2002 the Company held a special meeting of its stockholders to:

         1.   to elect four directors;

         2. to authorize the Board of Directors to effect a reverse split of our outstanding common stock at the discretion of the Board at one of the following: at an exchange ratio of one-for-ten, at an exchange ratio of one-for-twenty, at an exchange ratio of one-for-thirty, at an exchange ratio of one-for-forty or at an exchange ratio of one-for-fifty; and as to the timing, based upon its view as what is in the best interests of the Company and the stockholders; and

         3. to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of our common stock to 140,000,000 shares, $.001 par value per share.

         The following table sets forth information regarding the number of votes cast for and against, with respect to the matter presented at the meeting.


                                                      AGAINST OR
        PROPOSAL                   FOR                 WITHHELD              ABSTENTIONS              UNVOTED

           1                   15,306,186               428,618                    0                      0

           2                   15,112,316               611,033                 11,455                    0

           3                   14,614,796              1,086,253                33,755                    0


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET FOR COMMON EQUITY

         The Company's Common Stock, par value $.001 per share ("Common Stock") is traded on the OTC bulletin board (OTCBB) Market under the symbol WAVE. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. Prior to August 13, 2002, the stock had been traded on the NASDAQ SmallCap Market. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the NASDAQ SmallCap Stock Market during each of the quarters presented until August 12, 2002 and the OTCBB subsequent to August 12, 2002. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                              Common
                                                               Stock
                                                      HIGH              LOW
                 QUARTERLY PERIOD ENDED
                 March 31, 2001                       1.44              .41
                 June 30, 2001                        1.02              .60
                 September 30, 2001                   1.89              .55
                 December 31, 2001                    1.43              .86
                 March 31, 2002                       1.05              .59
                 June 30, 2002                         .71              .30
                 September 30, 2002                    .41              .07
                 December 31, 2002                     .14              .01

         As of April 7, 2003, there were approximately 175 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         On November 19, 2002 the Company issued 48,000 shares of its common stock to a consulting firm as partial compensation for services it rendered to the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND
         RESULTS OF OPERATIONS

                          SUMMARY FINANCIAL INFORMATION

         The summary financial data set forth below are derived from and should be read in conjunction with the financial statements, including the notes thereto, filed as part of this Form 10-KSB.


                                              YEAR ENDED           YEAR ENDED           YEAR ENDED
     STATEMENT OF OPERATIONS DATA:           DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                 2002                 2001
(in thousands, except share data)
Revenues                                    $        286         $       505           $        14
Net Loss                                    $      2,674         $     4,273           $     4,289
Net loss per common share                   $      (0.19)        $     (0.40)          $     (0.42)
Weighted average number of shares             14,265,755          10,749,404            10,135,345

                                             DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
          BALANCE SHEET DATA:                    2002                 2001                 2000

Working capital                             $       (283)        $       895           $     3,767
Total assets                                $        666         $     2,133           $     4,885
Total liabilities                           $        852         $       846           $       417
Stockholders' equity                        $       (186)        $     1,287           $     4,467



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

GENERAL

         Our mission is to identify, develop and commercialize high-margin, proprietary technologies suited for high-volume, high-growth markets and, in turn, achieve attractive long-term growth for our company. We have been focusing on technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. Our initial products can be used by original equipment manufacturers (OEM's) for placement into products that have or utilize display screens such as televisions or DVD players, for supplementing and increasing video quality on existing television monitors and video displays via set-top boxes containing our technology, and by individuals over the Internet for improving their personal photographs. Our patented high speed filtering technology removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). We have developed and are currently marketing three product lines based upon our proprietary technology. These products lines are: 1) Retail and Security/Surveillance Products; 2) the NUWAVE Video Processor (NVP) Technology and 3) Digital Filtering Technology (see "Marketing and Sales").

RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 2002 were $286,000 as compared to $505,000 for the prior year. Revenues for the two years were a direct result of the introduction of our first retail product, the VGE 101 and an agreement which made Gemini Industries, Inc. the exclusive licensee of NUWAVE's VGE retail product. In late June 2001, we began introducing the VGE 101 through select distributors and manufacturer's representatives for placement in nationally known retail chains. In keeping with our focus to develop and commercialize video enhancement technology and to keep our operating costs to a minimum our objective was to develop, introduce and turn the manufacture and marketing of this product over to a recognized distributor with access to the retail market place. In December 2001, we entered into a strategic alliance with Gemini Industries ("Gemini"), a manufacturer and distributor of consumer electronics accessories. Gemini was granted a five-year exclusive license to market and distribute NUWAVE's VGE in North America. Initial shipments of the VGE and ASIC chips to Gemini took place during the first quarter of 2002. Minimum ongoing purchase requirements under the contract were to begin in July 2002. After having received a three-month extension Gemini still had not met their minimum contractual purchase requirements and management determined it was in the Company's best interest to terminate the agreement. We are considering the contractual implications as well as our alternatives so as to not further restrict our ability to sell and market our new line of products to the retail marketplace. The sales for the year ended December 31, 2002 were primarily sales of the Company's remaining domestic VGE inventory to Gemini, as the Company's efforts were concentrated on sales of NVP 1104. Cost of Sales for 2002 was $390,000 versus $308,000 for 2001. The increase in cost of goods sold was primarily the result of a write-off of the Company's December 31, 2002 remaining physical inventory in the amount of $230,000 consisting of the discontinued domestic and European VGE product and the related NVP 104 ASIC chips. Research and development costs for the year ended December 31, 2002 were 681,000; a reduction of $484,000 from the prior year. This reduction included a decrease in engineering salaries and outside consulting fees of $170,000; amortization of $315,000 which represented amortization and impairment of the PicturePrep software and PicturePrepClub.Com website recognized during 2001; these reductions were offset by an increase in other expenses of $1,000. General and administrative expenses for the year ended December 31, 2002 were $2,071,000; a decrease of $1,629,000 from the prior year. This decrease was the result of management's company wide cost cutting efforts resulting in major decreases in marketing and sales expenses of $815,000, salaries of $372,000, professional fees $132,000, investor relations of $111,000, financial consulting of $94,000, bad debt expense of $43,000, Employee benefits of $38,000, depreciation of $15,000 and other of $9,000.

         The net loss for the year ended December 31, 2002 of $2,674,000 compared to a net loss for the year ended December 31, 2001 of $4,273,000, a decrease in losses of $1,599,000. The decrease in losses for the year ended 2002 were primarily attributable to decreases in advertising and sales expenses of $815,000 relating to the reduced need for the Company market the VGE product in the retail marketplace and concentration on marketing to OEMs; a decrease in payroll costs of approximately $372,000 relating to reduction of staff; and additional decreases in administrative expenses as detailed above totaling $441,000; a decrease in Research and Development Costs of $484,000. These decreases were offset by and a reduction in the Company's provision for income tax benefits of $136,000; a reduction in gross profit of $301,000 partially resulting from a write-off of obsolete inventory; and a reduction in net interest income of $76,000.

         Revenues for the year ended December 31, 2001 were $505,000 as compared to $14,000 for the prior year. This was a direct result of the introduction and sales of our VGE retail product and our ASIC chips. Cost of Sales for 2001 was $308,000 versus $4,000 for 2000 also as a direct result of the increased sales. Research and development costs for the year ended December 31, 2001 were $1,165,000; a reduction of $18,000 from the prior year. This reduction included a decrease in engineering salaries and outside consulting fees of $257,000 and miscellaneous related costs of $10,000 primarily due the completion of the initial development of our core technologies. These reduced development costs were partially offset by an increase in amortization and write off of development costs related to the PicturePrep software and the PicturePrepCub.com website over 2000 of $249,000. General and administrative expenses for the year ended December 31, 2001 were $3,699,000, an increase of from the prior year. Such increases were primarily a result of accounting treatment for performance stock options granted during 2001 ($226,000), increased legal fees as a result of additional SEC filings and contract work during 2001 ($144,000) and other ($15,000). Interest expense (net of interest income) for the year ended December 31, 2001 was $76,000 as compared to $264,000 for the prior year as a result of lower cash balances throughout 2001 compared to 2000. During the year ended 2001 the Company showed a benefit arising from income taxes of $318,000 as compared to a provision for income taxes in 2000 of $66,000. This change is a direct result of estimates posted for the sale of state tax credits based on a special New Jersey State program. As a result of the above the Company had a net loss for the year ended December 31, 2001 of $4,273,000 compared to a net loss for the year ended December 31, 2000 of $4,289,000, a decrease in losses of $16,000.

         Although we anticipate deriving increased revenues from the sale of our ASIC chips and retail products and the licensing of our proprietary digital software during 2003, no assurance can be given that these products will be successfully marketed or that losses will not continue to occur during such period. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         From its inception until the IPO in 1996, the Company relied for all of its funding ($2,900,000 in cash plus the cancellation of the notes in the principal amount of $350,000) on private sales of its debt and equity securities ("Private Financings"). In July 1996, the Company completed its IPO and received net proceeds of $9,538,428. The Company used $2,073,652 of the net proceeds of the IPO to repay the principal and interest on the outstanding notes issued to investors in connection with the Private Financings. On February 6, 1998, the Company issued 253,485 shares of its Common Stock for an aggregate purchase price of $1,000,000 to a Private Limited Partnership. Between May 19, 1998 and June 9, 1998, pursuant to a placement agency agreement with Janssen-Meyers Associates, L.P. ("Janssen-Myers"), the Company issued 2,742,904 shares of the Company's Common Stock and 2,057,207 Class A Redeemable Warrants for an aggregate purchase price of $7,280,546.

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

         On February 5, 2002, the Company entered into a private placement agreement with investors whereby the Company issued 600,000 shares of its Common Stock for an aggregate purchase price of $330,000. On February 27, 2002 the Company entered into agreement with an investor whereby the Company issued 214,286 shares of Common Stock and warrants to purchase up to 50,000 shares of Common Stock for an aggregate purchase price of $150,000.The warrants have an exercise price of $1.00 per share with exercise period of five years expiring February 27, 2007.

         On April 15, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P., and amended and restated the Agreement as of May 17, 2002. Pursuant to the Equity Line of Credit Agreement, as amended and restated, we obtained an Equity Line of Credit under which, we may, at our discretion, periodically sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $3.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners, L.P. will pay 97% of the lowest closing bid price on the Over the Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the advance notice date. Cornell Capital Partners, L.P. is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners, L.P. will be paid a fee of 4% of each advance under the Equity Line of Credit. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. As of April 9, 2003, we have registered on Forms SB-2 with the SEC 79,000,000, shares of our common stock to be issued to Cornell Capital Partners, L.P. upon advances under the terms of the Equity Line of Credit Agreement. As of March 31, 2003, Cornell Capital Partners, L.P. under the terms of the Equity Line of Credit Agreement has advanced $525,500 to NUWAVE and we have issued 37,071,858 shares of our common stock to Cornell Capital Partners, L.P. In addition, as of March 31, 2003 there was outstanding loan balances due to Cornell Capital Partners, L.P. of $289,500 which we plan to repay over the next five months from the proceeds of puts under the Equity Line of Credit Agreement.

         In June 2002, we entered into stock purchase agreements with 16 investors whereby we issued 1,101,165 shares of our Common Stock for an aggregate purchase price of $330,350. On December 31, 2002, we had cash and cash equivalents of approximately $174,000 and long-term liabilities of $200,000. In addition, on December 10, 2002, we entered into a sixty day Revolving Line of Credit and Secured Promissory Note with Gerald Zarin, the Company's CEO. Under the terms of the agreement, Mr. Zarin agreed to lend the Company, as needed for working capital requirements, up to $230,000. Mr. Zarin received a commitment fee of $8,000 in connection with this agreement. At December 31, 2002 the Company had an outstanding balance of $115,000 under the Revolving Line of Credit which was repaid to Mr. Zarin on January 2, 2003.

         On December 20, 2002 the Company's Stockholders voted to increase the authorized Common Stock by 100,000,000 shares from 40,000,000 shares to 140,000,000 shares in conjunction with a reduction in Common Stock par value from $.01 per share of Common Stock to $.001 per share of Common Stock. The Company's Stockholders further voted to authorize the Board of Directors to effect a reverse split of the Company's outstanding common stock at the discretion of the Board at one of the following: at an exchange ratio of one-for-ten, at an exchange ratio of one-for-twenty, at an exchange ratio of one-for-thirty, at an exchange ratio of one-for-forty or at an exchange ratio of one-for-fifty; and as to the timing, based upon its view as what is in the best interests of the Company and the stockholders. Management anticipates that a reverse split is likely to be effected during the current second quarter.

         We will continue to require utilization of the Cornell Capital Equity for our working capital needs. Assuming the availability of required monthly advances under the Equity Line of Credit, we should be able to satisfy contemplated cash requirements for at least through the next twelve months. In their report on the audit of NUWAVE's financial statements for the years ended December 31, 2002, and 2001 our independent auditors included an explanatory paragraph in their report because of the uncertainty that we could continue in business as a going concern. In the event we are unable to raise the anticipated operating capital needs through utilization of the Cornell Equity Line or some other form of financing or receive cash from sales of our products, there would be substantial doubt about our ability to continue as a going concern.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

     1. WE HAVE PRIMARILY BEEN A DEVELOPMENT STAGE ENTERPRISE WITH ONLY A LIMITED OPERATING HISTORY.

         Until June of 2001 we were a development stage enterprise. At that time we shifted to commercialization and thus have had only a limited operating history. Since our inception in July 1995, we have been engaged primarily in raising funds and directing, supervising, and coordinating the activities of our Advanced Engineering Group, made up of our own employees and third-party consultants who work with us on a project-by-project basis, in the continuing development of the NUWAVE Video Processor (NVP) Technology, retail products utilizing the NVP technology and our digital image enhancement software filters. During the second half of 2001 we began producing and selling the NVP Video Processor in an ASIC (Application Specific Integrated Chip) format for the OEM market and our first set top box product utilizing the NVP technology the VGE for the retail market (See Marketing and Sales). Although we experienced some early success with these products, our prospects must be considered in light of the risks associated with the establishment of a new and small capitalized business in the evolving electronic video industry. In our case this is particularly so, as further risks will be encountered in our shift from the development to the commercialization of new products based on innovative technology. There can be no assurance that we will be able to generate significant revenues or achieve profitable operations.

     2. WE HAVE A HISTORY OF INCURRING LOSSES AND WE ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES.

         To date, we have received only limited revenue from the sale of our products. There can be no assurance that our technology and products will be able to compete successfully in the marketplace and/or generate significant revenue. We have incurred significant costs in connection with the development of our technologies and proposed products and there is no assurance that it will achieve sufficient revenues to offset anticipated operating costs. As of December 31, 2002, we had an accumulated deficit of approximately $27,114,000. Although we anticipate deriving revenues from the sale of products within the next twelve months, no assurance can be given that these products will be successfully marketed. Management anticipates that we may continue to incur losses for at least the next twelve months. Included in such former and future losses are research and development expenses, marketing costs, and general and administrative expenses. We anticipate that our losses will continue until we are able to generate sufficient revenues to support our operations.

     3. OUR CONTINUED DEVELOPMENT EFFORTS AND FUTURE GROWTH DEPEND UPON OUR ABILITY TO RAISE ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE TO US WHEN NEEDED OR ON ACCEPTABLE TERMS.

         Our capital requirements in connection with our development activities have been significant. We have been dependent upon the proceeds of sales of our securities to private investors to fund our initial development activities. Since our initial public offering in July 1996, we have obtained needed capital through private placements of our securities. We anticipate, based on our current proposed plans and assumptions relating to our operations, that we will require additional capital in order to implement our business plan (see Liquidity and Capital Resources and Plan of Operation). On April 15,2002, the Company entered into a $3 million Equity Line of Credit with a qualified investor (the "Purchaser"). Provided it is in compliance with the terms of the agreement including the effective registration of shares to be sold, the Company may, at its option, require the investor to purchase up to $300,000 per month of the Company's Common Stock (the "put shares") up to a maximum of $3 million over the next two years from the effective date. The purchase price of the put shares will be 97% of the then market price. As of March 31, 2003, we have utilized $525,500 of the Equity Line leaving a balance of $2,474,500. In their report on the audit of NUWAVE's financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph in each of their reports because of the uncertainty that the Company could continue in business as a going concern. In the event we are unable to raise the anticipated operating capital needs through utilization of the Cornell Equity Line or some other form of financing or receive cash from sales of our products, there would be substantial doubt about our ability to continue as a going concern. To the extent that any future financing involves the sale of our equity securities, our existing stockholders could be substantially diluted.

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

     11. LIMITATION ON TAX LOSS CARRYFORWARDS

         As of December 31, 2002, we had available unused net operating loss carryforwards aggregating approximately $26,925,000 to offset future federal taxable income. The unused net operating loss carryforwards expire in various years from 2010 to 2021. Under Section 382 of the Internal Revenue Code of 1986, utilization of prior net operating loss carryforwards is limited after an ownership change. We may be subject to limitations on the use of our net operating loss carryforwards as provided under Section 382 by reason of prior placements of our securities and future transactions. Accordingly, there can be no assurance that a significant amount of the existing net operating loss carryforwards will be available to use. In the event that we achieve profitability, as to which there can be no assurance, such limitation would have the effect of increasing our tax liability and reducing our net income and available cash resources in the future.

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

         Provisions in the employment contract of our President and our Chief Financial Officer providing for various termination benefits are triggered by certain changes in control of our company. Such provisions could have the effect of discouraging, delaying or preventing unsolicited takeover attempts.

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

         Our common stock has been relatively thinly traded and we cannot predict the extent to which a trading market will develop.

         Our common stock has been traded on the Over the Counter Bulletin Board ("OTC:BB") since August 13, 2002. Prior to that date, our common stock was traded on the Nasdaq SmallCap Market, from which it was delisted for not meeting the minimum requirements for continued listing. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained after this offering.

     17. OUR COMMON STOCK HAS BECOME SUBJECT TO "PENNY STOCK" RESTRICTIONS UNDER FEDERAL SECURITIES LAWS, WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK, SO STOCKHOLDERS FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR STOCK.

         The Securities and Exchange Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. On December 20, 2002, the closing price for our common stock, as quoted on the Over the Counter Bulletin Board, was $0.02 per share and therefore, our common stock is designated a "Penny Stock." As a penny stock, our common stock may become subject to Rule 15g-9 under the Exchange Act or the Penny Stock Rules. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities
Exchange Act of 1934, as amended. These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

         The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

         For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

         The penny stock restrictions will no longer apply to our common stock if we become listed on a national exchange; we would again qualify for listing on the Nasdaq SmallCap Market if we attain $2,000,000 minimum net tangible assets and a $1.00 per share market price. In any event, even if our common stock were exempt from the penny stock restrictions, we would remain subject to
Section 15(b)(6) of the Exchange Act, which gives the Securities and Exchange Commission the authority to restrict any person from participating in a distribution of penny stock, if the Securities and Exchange Commission finds that such a restriction would be in the public interest.

         Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

o    the wholesale dumping of the same securities by promoters; and

o broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

     18. FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

         Future Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 50,676,055 shares of common stock outstanding as of March 31, 2003 46,719,124 shares are, or will be, freely tradable without restriction. The remaining 3,956,931 shares of common stock held by our "affiliates" or persons who recently purchased their shares from the company without Securities and Exchange Commission registration are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

         In addition, there are outstanding warrants to purchase up to 4,211,176 shares of common stock.

     19. IN THE FUTURE, WE MAY ISSUE MORE SHARES OF OUR COMMON STOCK. THIS WOULD REDUCE EXISTING STOCKHOLDERS' PERCENTAGE OF OWNERSHIP AND MAY REDUCE SHARE VALUE.

         Under our amended and restated certificate of incorporation, we are authorized to issue a total of 140 million shares of common stock and 2 million shares of preferred stock. If we issue all or part of our remaining authorized common stock or preferred stock this will result in dilution in the percentage of common stock held by existing stockholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on the value of our shares.

     20. OUTSTANDING SHARES THAT ARE CURRENTLY RESTRICTED FROM RESALE MAY BE SOLD IN THE FUTURE, CAUSING THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

         As of December 31, 2002, we had 25,386,714 shares of our common stock issued and outstanding, of which 21,419,709 are freely transferable and 3,967,005 shares are held by affiliates of the company who have held such shares for more than one-year and may sell the shares pursuant to Rule 144. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell an amount every three months equal to the greater of (a) one percent of the company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is incorporated by reference to pages F-1 through F-19 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Set forth below are the names as of April 10, 2003 and the business experience of the directors and executive officers of the Company:


                NAME                     AGE                              POSITION
-----------------------------------  ----------  -------------------------------------------------------
Gerald Zarin                             62      Chairman of the Board of Directors, President and Chief
                                                 Executive Officer
Edward Bohn                              57      Director
Joseph A. Sarubbi                        74      Director
Eric Lipetz                              66      Director
Jeremiah F. O'Brien                      56      Vice President, Secretary and Chief Financial Officer
Stanley Chayka                           50      Vice President - Engineering
Leonard Langsner                         48      Vice President - Sales



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

         ERIC LIPETZ was elected a Director of the Company in December 2002. He is an independent financial consultant who specializes in securing venture capital for start-up companies and small-cap public companies seeking additional financing and assists companies with strategic planning and M&A activities. He started his career the Purcell Graham in 1960 and was affiliated with other brokerage firms until 1978. From 1978 to 1987, Mr. Lipetz worked on agricultural projects in Israel specializing in "Hot House" farming. From 1987 to 1995, Mr. Lipetz worked on several ventures to raise funding for small companies in the USA. From 1995 to the present, Mr. Lipetz has been active in helping Israeli companies learn the American market and direct them to sources of capital as well as merger activity. Also during this period, Mr. Lipetz was consulting for International Franchise Systems (IFS), which has the exclusive license for Dominos Pizza Europe. Currently involved with Katan Associates International and various Israeli companies.

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

         STANLEY J. CHAYKA has been Vice President of Engineering at NUWAVE Technology since June 2001. From April 1998 to May of 2001, he was the Director of Engineering for A.F.A. Products Group/Liberty Media, a R&D division of Liberty Livewire, where he was responsible for new product concept and development in the field of Advanced Digital Television Systems. From April 1976 to March 1998, he served as Vice President and President of Corporate Communications Consultants Inc. DBA ColorVision, where he was responsible for the conception and development of electronic Color Correction Systems used in television post-production. Over 19 U.S. and foreign patents were issued to developments made by Mr. Chayka as well as an Emmy for Outstanding Engineering Achievement from the Academy of Arts and Sciences. From 1970 to 1977, Mr. Chayka served at various levels of engineering and management for Teletronics International (NY) a leading post-production firm. He is a member of the S.M.P.T.E. and the I.E.E.E. engineering societies.

         LEONARD LANGSNER has been Vice President of Sales for NUWAVE since September, 2002. He joined the company in October 2001 as National Sales Manager prior to his recent promotion. Lenny has over 24 years of experience in consumer electronics. His professional career started at Willoughby Peerless, where he was the leading buyer of audio equipment for each of the five years with the company. For the next seven years, he was part Select Representatives group responsible for establishing a dealer network in New York and New Jersey for product lines including JVC, Teac, Phase Linear, JBL, Sound Design, and Midland. From 1984 to 1993, Mr. Langsner joined Tops Appliance City as Corporate Merchandise Manger with responsibilities of sales, product training, commissioning, Plan-O-Grams, sales budgets and advertising. In 1994 and for the next five years, Mr. Langsner was with RCA's accessories group as the National Sales Manager, responsible for product and dealer brand marketing. From 1999 to 2001, Mr. Langsner headed Zenith Electronics as Sales Manager, Product Development and Marketing Manager.

ITEM 10. EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the annual compensation paid by the Company for services performed on the Company's behalf for the fiscal years ended December 31, 2000, 2001 and 2002, with respect to those persons who were, as of December 31, 2002, the Company's Chief Executive Officer and the Company's executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                            LONG TERM
                                                        ANNUAL COMPENSATION                            COMPENSATION AWARDS
                                                        -------------------                            -------------------
                                                                                                  SECURITIES
                                                                                                  UNDERLYING
              NAME AND                                                          OTHER ANNUAL    OPTIONS (NUMBER      ALL OTHER
         PRINCIPAL POSITION              YEAR        SALARY        BONUS        COMPENSATION     OF SHARES) (1)     COMPENSATION
         ------------------              ----        ------        -----        ------------    ---------------     ------------
Gerald Zarin, President and Chief        2002     $ 155,000     $ 30,000               $0                  0              $0
Executive Officer                        2001     $ 144,000          $0                $0            200,000              $0
                                         2000     $ 140,000     $ 50,000               $0                  0              $0

Jeremiah F. O'Brien, Chief Financial     2002     $ 122,000     $ 25,000               $0                  0              $0
Officer, Vice President and Secretary    2001     $ 108,000          $0                $0             50,000              $0
                                         2000     $ 114,000     $ 25,000               $0                  0              $0

Stanley Chayka, Vice President,          2002     $ 100,000     $ 10,000               $0                  0              $0
Engineering                              2001     $  60,000          $0                $0             20,000              $0

Leonard Langsner, Vice President,        2002     $ 102,000          $0                $0                  0              $0
Engineering                              2001     $  20,000          $0                $0             15,000              $0


(1) On January 12, 2003, the Executive Officers and Directors of the Company voluntarily and irrevocably surrendered all options granted to them though that date.

OPTION GRANTS IN LAST FISCAL YEAR

         The number of shares available for grant under the Company's 1996 Stock Incentive Plan for Employees and Consultants (the "Employee Stock Option Plan") is 1,205,000. Options for an aggregate of 942,000 shares have been granted under the Employee Stock Option Plan through December 31,2002. The Company did not issue options to its Named Executive Officers or employees during fiscal year 2002. On January 12, 2003, the Executive Officers of the Company and all employees voluntarily and irrevocably surrendered all options granted to them though that date.

AGGREGATED OPTION EXERCISES

         No options were exercised in fiscal year 2002 by any of the Named Executive Officers. The following table sets forth, as of December 31, 2002, the number of stock options and the value of unexercised stock options held by the Named Executive Officers.

                           AGGREGATED OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2002
                                            AND YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------
                                                NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS (2)
                 NAME                     OPTIONS AT DECEMBER 31, 2002(1)             AT DECEMBER 31, 2002
------------------------------------      --------------------------------       -------------------------------
                                           EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
                                          ------------       -------------       -----------       -------------
Gerald Zarin                                 785,000               0                 $0                 $0
Jeremiah F. O'Brien                          175,000               0                 $0                 $0
Stanley Chayka                                10,000             10,000              $0                 $0
Leonard Langsner                              10,000              5,000              $0                 $0
                                          ------------       -------------       -----------       -------------
                Total                        980,000             15,000
                                          ------------       -------------       -----------       -------------


(1) On January 12, 2003, the Executive Officers and Directors of the Company and all employees voluntarily and irrevocably surrendered all options granted to them though that date.
(2) The dollar value of the unexercised options has been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the option at fiscal year-end.

DIRECTORS' COMPENSATION

         Directors who are not employees of the Company are entitled to a fee of $2,500 per year and $500 per meeting attended (other than telephonic meetings) for serving on the Board of Directors. Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors. For the fiscal year ended December 31, 2002 the Directors have waved the annual fee and meeting fees, therefore, the Directors received no compensation for the year.

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

         Mr. O'Brien entered into an employment agreement with the Company, dated as of January 12, 2003, pursuant to which he agreed to serve as the Company's Vice- President and Chief Financial Officer through December 20, 2004 after which time the Employment Agreement shall automatically continue for additional one year periods (the "Renewal Terms") unless either O'Brien or the Corporation notifies the other at least six months prior to the end of the initial or any Renewal Term. The agreement provided for an initial salary of $120,000 per year. Mr. O'Brien can terminate the agreement upon 60 days notice. The Company can terminate the agreement for good cause at any time. If the Company elects not to renew the Agreement and has given proper notification, Mr. O'Brien will receive on the date of termination an amount equal to 50% of his base compensation, his entitled performance bonus and an amount equal to the average of any discretionary bonus paid for the preceding two calendar years (the "Termination Bonuses"). If the Company otherwise terminates the agreement without cause, or otherwise materially breaches the agreement prior to December 20, 2004, Mr. O'Brien will receive a single payment equal to two years base compensation and any termination bonuses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OFMANAGEMENT

         The table below is based on information obtained from the persons named therein with respect to the shares of Common Stock beneficially owned, as of the March 31, 2003 (except as noted below), by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and
(iv) all executive officers and directors of the Company as a group

                                                                                      PERCENTAGE OF
                                                      AMOUNT AND NATURE OF         OUTSTANDING SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER (1)            BENEFICIAL OWNERSHIP (2)               OWNED
----------------------------------------            ------------------------        -----------------
Gerald Zarin                                                  453,000                     .88%
Edward Bohn                                                     5,000                     .01
Joseph A. Sarubbi                                              35,000                     .07
Eric Lipetz                                                         0                     .00
Jeremiah F. O'Brien                                             5,000                     .01
Stanley Chayka                                                      0                     .00
Leonard Langsner                                                    0                     .00
Cornell Capital Partners, LP                                  893,783                    1.76
101 Hudson Street - Suite 3606
Jersey City, New Jersey 07302
Attn: Portfolio Manager
All executive officers and directors as a                     498,000                     .96
group (7 persons)

         (1) Unless otherwise noted, the address of the beneficial owner is: c/o NUWAVE Technologies, Inc., One Passaic Ave., Fairfield, NJ 07004.
         (2) The number of shares of Common Stock beneficially owned by each person is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after April 15, 2003 through the exercise of any stock option, warrant or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since 1996, Edward Bohn, a director of the Company, has been acting as a consultant to the Company from time to time on matters specified by the Company's President. In March 1997, Mr. Bohn entered into a consulting agreement with the Company pursuant to which he agreed to act as the Company's consultant at a rate of $1,000 per day with a maximum of $2,750 per week regardless of the actual time spent on the Company's behalf. For the years ended December 31, 2001 and 2002, Mr. Bohn received $0 on account of such consulting services.

         Since 1996, Joseph A. Sarubbi, a director of the Company, has been acting as a consultant to the Company from time to time on matters specified by the Company's President. In that connection he has received compensation on a per diem basis of $1,000 per day. For the years ended December 31, 2001 and 2002, Mr. Sarubbi received $0 on account of such consulting services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT           DESCRIPTION
-------           -----------

3.1*              Articles of Incorporation of the Company (Delaware) (See
                  Exhibit 3.1(a) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
3.2* Certificate of Amendment to Articles of Incorporation of the Company (Delaware) (See Exhibit 3.1(b) to Registration Statement on Form SB-2 filed with the Commission on April 2,
                  1996).
3.3* Certificate of Authority (New Jersey) (See Exhibit 3.1(c) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
3.4* Amended Certificate of Authority (New Jersey) (See Exhibit 3.1(d) to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).
3.5* Certificate of Amendment to Articles of Incorporation of the Company (Delaware) (See Exhibit 3.1(e) to Registration Statement on Form SB-2 filed with the Commission on April 2,
                  1996).
3.6* Certificate of Amendment to Certificate of Incorporation of NUWAVE Technologies, Inc. (Delaware) filed on December 20, 2000 with the Secretary of the State of Delaware. (See
                  Exhibit 3.6 to Registration Statement on Form SB-2, filed with the Commission on December 27, 2002).
3.7* By-Laws of the Company (See Exhibit 3.2 to Registration Statement on Form SB-2 filed with the Commission on April 2,
                  1996).
4.1* Form of Common Stock Certificate (See Exhibit 4.1 to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on July 3, 1996).

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

10.30* Option Agreement for Purchase of Common Stock dated as of August 14, 2001 between NUWAVE Technologies, Inc. and SHEEWAY (Hong Kong) LTD. (See Exhibit 10.30 to Annual Report on Form 10-KSB, filed with the Commission on April 15, 2002).

10.31* Option Agreement for Purchase of Common Stock dated as of April 30, 2001 between NUWAVE Technologies, Inc. and Richard Ekstract. (See Exhibit 10.31 to Annual Report on Form 10-KSB, filed with the Commission on April 15, 2002).

10.32* Option Agreement for Purchase of Common Stock dated as of June 12, 2001 between NUWAVE Technologies, Inc. and Gerald Zarin. (See Exhibit 10.32 to Annual Report on Form 10-KSB, filed with the Commission on April 15, 2002). 10.33* Option Agreement for Purchase of Common Stock dated as of June 12, 2001 between NUWAVE Technologies, Inc. and Jeremiah F. O'Brien. (See Exhibit 10.33 to Annual Report on Form 10-KSB, filed with the Commission on April 15, 2002).

10.34*            Form of Warrant Agreements, dated February 5, 2002. (See
                  Exhibit 10.34 to Annual Report on Form 10-KSB, filed with the Commission on April 15, 2002).

10.35*            Form of Warrant Agreements, dated February 27, 2002. (See
                  Exhibit 10.35 to Annual Report on Form 10-KSB, filed with the Commission on April 15, 2002).

10.36* Agreement, effective December 2001, between NUWAVE Technologies, Inc. and Gemini Industries, Inc. (See Exhibit
                  10.36 to Annual Report on Form 10-KSB, filed with the Commission on April 15, 2002).

10.37* Sales Representation & Fulfillment Agreement, effective June 15, 2001, between NUWAVE Technologies, Inc. and L.B.E. Limited T/A Partners In Europe (PIE) (See Exhibit 10.37 to Annual Report on Form 10-KSB, filed with the Commission on April 15, 2002).

10.38*            Stock Purchase Agreement, dated as of February 5, 2002. (See
                  Exhibit 10.38 to Annual Report on Form 10-KSB, filed with the Commission on April 15, 2002).

10.39*            Stock Purchase Agreement, dated as of February 27, 2002. (See
                  Exhibit 10.30 to Annual Report on Form 10-KSB, filed with the Commission on April 15, 2002).

10.40* Amended and Restated Equity Line of Credit Agreement, dated as of May 17, 2002, between NUWAVE Technologies, Inc. and Cornell Capital Partners, L.P. (See Exhibit 10.45 to Registration Statement on Form SB-2 (File No. 333-89012) filed with the Commission on May 24, 2002)

10.41* Placement Agent Agreement, dated as of April 15, 2002, between NUWAVE Technologies, Inc. and Westrock Advisors, Inc. (See
                  Exhibit 10.42 to Registration Statement on Form SB-2, filed with the Commission on April 29, 2002.)

10.42* Registration Rights Agreement, dated as of April 15, 2002, between NUWAVE Technologies, Inc. and Cornell Capital Partners, L.P. (See Exhibit 10.43 to Registration Statement on Form SB-2, filed with the Commission on April 29, 2002.)

10.43* Escrow Line of Credit Agreement, dated as of April 15, 2002, between NUWAVE Technologies, Inc. and Cornell Capital Partners, L.P. (See Exhibit 10.44 to Registration Statement on Form SB-2, filed with the Commission on April 29, 2002.)

10.44* Form of Stock Purchase Agreement, dated as of June 2002, between NUWAVE and certain investors. (See Exhibit 10.45 to Registration Statement on Form SB-2, filed with the Commission on July 11, 2002.)

10.45* Form of Selling Stockholders Agreement, dated as of July 2002, among NUWAVE and the Purchasers. (See Exhibit 10.46 to Registration Statement on Form SB-2, filed with the Commission on July 11, 2002.)

10.47* Revolving Line of Credit Secured Demand Promissory Note, dated December 10, 2002, to Gerald Zarin by NUWAVE Technologies, Inc. (See Exhibit 10.47 to Registration Statement on Form SB-2, filed with the Commission on December 27, 2002).

23.1**            Consent of Eisner LLP.

99                Certifications pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.


* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

**   Filed herewith.

b)       REPORTS ON FORM 8-K:

              None

ITEM 14. CONTROLS AND PROCEDURES

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

                                          NUWAVE TECHNOLOGIES, INC.
                                         (Registrant)

Date: April 14, 2003                      By:  /s/ Gerald Zarin
                                             -----------------------------
                                                   Gerald Zarin
                                          Chairman of the Board, President
                                          and Chief Executive Officer

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

SIGNATURE                           TITLE                               DATE

/s/ Gerald Zarin
------------------------          President, Chief Executive      April 14, 2003
Gerald Zarin                      Officer and Chairman of
                                  the Board (Principal
                                  Executive Officer)

/s/ Jeremiah F. O'Brien
------------------------          Chief Financial Officer and     April 14, 2003
Jeremiah F. O'Brien               Secretary (Principal
                                  Financial Officer and
                                  Accounting Officer)

/s/ Ed Bohn
------------------------          Director                        April 14, 2003
Ed Bohn

/s/ Joseph A. Sarubbi
------------------------          Director                        April 14, 2003
Joseph A. Sarubbi

/s/ Eric Lipetz
------------------------          Director                        April 14, 2003
Eric Lipetz

                                 CERTIFICATIONS

I, GERALD ZARIN, certify that:

1. I have reviewed this annual report on Form 10-KSB of NUWAVE TECHNOLOGIES, INC.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

   /s/ Gerald Zarin
------------------------------
Name:  Gerald Zarin
Title: Chief Executive Officer

                                 CERTIFICATIONS

I, JEREMIAH F. O'BRIEN certify that:

1. I have reviewed this annual report on Form 10-KSB of NUWAVE TECHNOLOGIES, INC.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

   /s/ Jeremiah F. O'Brien
------------------------------
Name:  Jeremiah F. O'Brien
Title: Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

23.1*           Consent of Richard A. Eisner & Co., LLP.

99*             Certifications


* Filed herewith.

                            NUWAVE TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE(S)
                                                                       -------

Independent Auditor's Report........................................     F-2

Balance Sheet as of December 31, 2002...............................     F-3

Statements of Operations for the two years ended December 31, 2002..     F-4

Statements of Stockholders' Equity (Capital Deficit) for two years
  ended December 31, 2002...........................................     F-5

Statements of Cash Flows for the two years ended December 31, 2002..  F-6 - F-7

Notes to Financial Statements.......................................  F-8 - F-19

INDEPENDENT AUDITORS REPORT

Board of Directors and Stockholders
NUWAVE Technologies, Inc.
Fairfield, New Jersey


We have audited the accompanying balance sheet of NUWAVE Technologies, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity (capital deficit), and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of NUWAVE Technologies, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring net losses, its operating activities have resulted in cash out flows, and at December 31, 2002 it has both a negative working capital position and a capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Eisner LLP


Florham Park, New Jersey
March 28, 2003

                              NUWAVE TECHNOLOGIES, INC.

                                  Balance Sheet
                        (In thousands, except share data)

                             ASSETS
                                                                     December 31,
                                                                         2002
                                                                     ------------
Current assets:

   Cash and cash equivalents                                          $     174

   Accounts receivable, net                                                  11

   Inventory                                                                 25

   Prepaid expenses and other current assets                                159
                                                                      ---------
             Total current assets                                           369

Property and equipment                                                       47

Other assets                                                                 20

Deferred tax benefit                                                        230
                                                                      ---------
             Total assets                                             $     666
                                                                      =========


       LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:

   Accounts payable and accrued liabilities                           $     537

   Note payable to officer/stockholder                                      115
                                                                      ---------
             Total current liabilities                                $     652
                                                                      ---------

Long-term liabilities:

   Note payable                                                             200
                                                                      ---------
             Total liabilities                                              852
                                                                      ---------

Commitments

Capital deficit:

   Series A Convertible Preferred Stock, noncumulative,
     $.01 par value; authorized 400,000 shares; none issued

   Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued - (preferences and rights to be designated by the Board of Directors)

   Common stock, $.001 par value; authorized 140,000,000 shares;
     25,386,714 shares issued and outstanding                                25

   Additional paid in capital                                            26,903

   Accumulated deficit                                                  (27,114)
                                                                      ---------

             Total capital deficit                                         (186)
                                                                      ---------

             Total liabilities and capital deficit                    $     666
                                                                      =========


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                      Year             Year
                                                      ended            ended
                                                   December 31,     December 31,
                                                      2002             2001
                                                   ------------     ------------
Net sales                                         $        286     $        505

Cost of sales                                             (390)            (308)
                                                  ------------     ------------
                                                          (104)             197
                                                  ------------     ------------
Operating expenses:

Research and development expenses                         (681)          (1,165)

General and administrative expenses                     (2,071)          (3,699)
                                                  ------------     ------------
                                                        (2,752)          (4,864)
                                                  ------------     ------------
          Loss from operations                          (2,856)          (4,667)
                                                  ------------     ------------
Other income (expense):

          Interest income                                    5               88

          Interest expense                                  (5)             (12)
                                                  ------------     ------------
                                                             -               76
                                                  ------------     ------------
Loss before benefit from income taxes                   (2,856)          (4,591)

          Benefit from income taxes                        182              318
                                                  ------------     ------------
          Net loss                                $     (2,674)    $     (4,273)
                                                  ============     ============
Basic and diluted loss per share:

          Weighted average number of
          common shares outstanding                 14,265,755       10,749,404
                                                  ============     ============

          Basic and diluted loss per share             $ (0.19)         $ (0.40)
                                                  ============     ============


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.

              STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
                        (In thousands, except share data)

                                                                                                       TOTAL
                                                                                                   SHAREHOLDERS'
                                                  COMMON STOCK        ADDITIONAL                      EQUITY
                                            ----------------------     PAID-IN      ACCUMULATED      (CAPITAL
                                              SHARES       AMOUNT      CAPITAL        DEFICIT         DEFICIT)
                                            ----------    --------    ----------    -----------    -------------
Balance at December 31, 2000                10,557,729    $    106     $ 24,528      $ (20,167)      $  4,467

Common shares issued in
  connection with the exercise of
  844,922 warrants.....................        844,922           8          837                           845

Options and warrants to purchase
  common stock issued in connection
  with consulting agreements...........                                     248                           248

Net loss for the year ended
  December 31, 2001....................                                                 (4,273)        (4,273)
                                            ----------    --------     --------      ---------       --------

Balance at December 31, 2001...........     11,402,651    $    114     $ 25,613      $ (24,440)      $  1,287

Common shares and 130,000
  warrants to purchase common
  shares issued in a private
  placement............................      1,915,451          19          712                           731

Options and warrants to purchase
  common stock issued
  for services.........................                                     200                           200

Common shares issued under the
  equity line of credit................     12,020,612         120          150                           270

Common shares issued for
  services.............................         48,000

Change in common stock par value.                             (228)         228

Net loss for the year ended
  December 31, 2002....................                                                 (2,674)        (2,674)
                                            ----------    --------     --------      ---------       --------

Balance at December 31, 2002...........     25,386,714    $     25     $ 26,903      $ (27,114)      $   (186)


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Year             Year
                                                                        ended            ended
                                                                     December 31,     December 31,
                                                                        2002             2001
                                                                     ------------     ------------
Cash flows from operating activities:

   Net loss                                                           $  (2,674)       $  (4,273)

   Adjustments to reconcile net loss to net cash used in operating activities:

   Provision for doubtful accounts                                                            43

   Depreciation expense                                                      32               48

   Loss on disposal of equipment                                              7

   Amortization and impairment of website development costs                                  144

   Amortization and impairment of software development costs                                 152

   Decrease (increase) in accounts receivable                               127             (181)

   Decrease (increase) in inventory                                         388             (368)

   Decrease in prepaid expenses and other
   current assets                                                            20              113

   Decrease in other assets                                                  10               25

   Decrease (increase) in deferred tax benefits                              50              (40)

   (Decrease) Increase in accounts payable and accrued liabilities         (309)             429

   Issuance of options and warrants for consulting services                 200              248
                                                                      ---------        ---------

             Net cash used in operating activities                       (2,149)          (3,660)
                                                                      ---------        ---------
Cash flows from investing activities:

   Purchase of property and equipment                                        (7)             (21)

   Proceeds from sale of equipment                                            3
                                                                      ---------        ---------
             Net cash used in investing activities                           (4)             (21)
                                                                      ---------        ---------

                                            (Continued)


   The accompanying notes are an integral part of these financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                   (Continued)

                                                                        Year             Year
                                                                        ended            ended
                                                                     December 31,     December 31,
                                                                        2002             2001
                                                                     ------------     ------------
Cash flows from financing activities:

   Proceeds from debt                                                       640

   Proceeds from equity offering                                            850

   Costs incurred for equity offerings and warrants                        (174)

   Issuance of common stock in connection with
   exercise of warrants                                                                      845
                                                                      ---------        ---------
   Net cash provided by financing activities                              1,316              845
                                                                      ---------        ---------
   Net decrease in cash and cash equivalents                               (837)          (2,836)

Cash and cash equivalents at the beginning of the year                    1,011            3,847
                                                                      ---------        ---------
   Cash and cash equivalents at the end of the year                   $     174        $   1,011
                                                                      =========        =========
Supplemental disclosure of cash flow information:

   Interest paid during the period                                    $       5        $      12
                                                                      =========        =========
Supplemental disclosures of non-cash financing activities:

   During 2002, the Company issued 9,368,724 shares of common stock in settlement of debt aggregating $325,000.


   The accompanying notes are an integral part of these financial statements

1.   ORGANIZATION AND BUSINESS

     NUWAVE Technologies, Inc. (the Company or "NUWAVE") was incorporated in Delaware on July 17,1995. The Company's focus is on technology related to enhancing image and video output. The Company has developed a proprietary video-enhancement technology known as the NUWAVE Video Processor (NVP) technology. In addition the Company has developed patented high speed filtering technology. NUWAVE has three product lines 1) the NUWAVE Video Processor (NVP) Technology, 2) Retail Products and Security/Surveillance products and 3) Digital Filtering Technology.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred substantial losses since its inception and anticipates continued net losses. The Company will continue to require utilization of the Equity line of Credit (see Note 7) for its working capital needs. Assuming the availability of required advances under the Equity Line, the Company may be able to satisfy its contemplated cash requirements through December 31, 2003. In the event the Company is unable to raise an amount sufficient to meet its anticipated working capital needs through utilization of the Equity Line or some other form of financing or receive sufficient cash through the sale of its products, the Company may be required to curtail operations or seek financing under unfavorable terms. There is no assurance the Company will achieve significant sales of any of its products or technology. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees and its consultants. If the Company is unable to successfully market its NVP and digital filtering technology and related products it is unlikely that the Company could continue its business. Substantial doubt exists about the ability of the Company to continue as a going concern. These financial statements include no adjustments that might be necessary as a result of this uncertainty.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all cash balances, money market instruments, and other highly liquid investments with insignificant interest rate risk and original maturities of three months or less. At December 31, 2002,

$174,000 of money market accounts and commercial checking accounts, the fair value of which approximate cost, are included in cash and cash equivalents.

INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost less accumulated depreciation. The cost of maintenance and repairs is charged against results of operations as incurred.

     Depreciation is charged against results of operations over the estimated useful lives of the related assets.

     Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are reflected in the results of operations.

REVENUE RECOGNITION

     Revenue is recognized when products are shipped to customers.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs are expensed as incurred.

ADVERTISING EXPENSES

     The Company expenses advertising costs as incurred which consist primarily of promotional items, print and digital media. Advertising and promotional expenses charged to operations for the years ended December 31, 2002 and December 31, 2001 amounted to $5,000 and $265,000 respectively.

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

     For the year ended December 31, 2002 one customer accounted for sales of approximately $268,000 (94%).

PER SHARE DATA

     The basic per share data has been computed on the basis of the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. Potentially dilutive stock options and warrants aggregated 7,023,337 and 10,648,320 as of December 31, 2002 and 2001, respectively.

     The following table summarizes the pro forma operating results of the Company had compensation costs for the stock options granted been determined in accordance with the fair- value-based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since certain option grants awarded during 2002 and 2001 vest over several years and additional awards are expected to be issued in the future, the pro forma results noted below are not likely to be representative of the effects on future years of the application of the fair-value-based method.

                                                                YEAR ENDED
                                                   --------------------------------------
                                                   DECEMBER 31, 2002    DECEMBER 31, 2001
                                                   -----------------    -----------------
Net loss........................................      $(2,674,000)         $(4,273,000)
Proforma stock option expense...................          (28,000)            (132,000)
Pro forma net loss..............................      $(2,702,000)         $(4,405,000)
                                                      ===========          ===========
Basic and diluted loss per share................      $      (.19)         $      (.40)
Proforma stock option expense...................                                  (.01)
                                                             -----                -----
Pro forma basic and diluted loss per share......      $      (.19)         $      (.41)
                                                             =====                =====

     For the purpose of the above pro forma information, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 2001 was $.78. The following weighted-average assumptions were used in computing the fair value of option grants for 2001: weighted-average risk-free interest rates ranged from 5.09% to 5.39%; zero dividend yield; volatility of the Company's Common Stock of 110%; and an expected life of the options of ten years.

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force

("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. Management is currently evaluating the provisions of SFAS 146 but expects that they will not have a material impact on the Company's results of operations and financial position upon adoption.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings
(loss) per share in annual and interim financials statements. The provisions of SFAS 148 are effective in fiscal years beginning after December 15, 2002. Management has not yet determined whether it will adopt the fair value or disclosure only provisions. Accordingly, management is unable to determine the statement's impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

3.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                                        DECEMBER 31, 2002
                                                        -----------------
Prepaid Insurance.............................              $123,000
Other.........................................                36,000
                                                            --------
     Total....................................              $159,000
                                                            --------

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                 USEFUL LIVES IN   DECEMBER 31,
                                                      YEARS            2002
                                                 ---------------   ------------
Furniture and Fixtures........................         10           $   6,000
Computers.....................................          5             221,000
Equipment.....................................          5             100,000
Automobiles...................................          2              11,000
                                                                    ---------
                                                                    $ 338,000
   Less, accumulated depreciation.............                        291,000
                                                                    ---------
                                                                    $  47,000
                                                                    =========

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                                   DECEMBER 31,
                                                                       2002
                                                                   ------------
Accounts payable..............................                      $ 341,000
Legal and accounting fees.....................                        168,000
Accrued payroll...............................                         28,000
                                                                    ---------
                                                                    $ 537,000
                                                                    =========

     Substantially all accounts payable are past due.

6.   DEBT

NOTE PAYABLE OFFICER/STOCKHOLDER

     On December 10, 2002, the Company entered into a sixty day Revolving Line of Credit and Secured Promissory Note with Gerald Zarin, the Company's CEO and stockholder. Under the terms of the agreement, Mr. Zarin agreed to lend the Company, as needed for working capital requirements, up to $230,000. At December 31, 2002 there was an outstanding balance of $115,000 , which was repaid on January 2, 2003. Advances under the line of credit accrue interest at 18% per annum Included in the statement of operations is interest expense and a commitment fee of $1,000 and $8,000, respectively.

NOTE PAYABLE

     In connection with the Equity Line of Credit (see Note 7), the Company received loans aggregating $525,000. During 2002, in accordance with the Equity Line of Credit, through the issuance of its common stock the Company repaid $325,000. The three notes are non-interest bearing for the first 120, 140 or 163 days after which the notes will bear interest at 24%.

7.   CAPITAL TRANSACTIONS

COMMON STOCK AND WARRANTS

     On December 20, 2002, the stockholders approved increasing the number of shares authorized from 40,000,000 to 140,000,000 and reducing the par value per share from $0.01 to $0.001. The change in par value has been reflected in the financial statements.

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

     On April 15, 2002, the Company entered into a $3.0 million Equity Line of Credit Agreement with Cornell Capital Partners, LP (the "Purchaser"). Provided the Company is in compliance with the terms of the Agreement, the Company may, at its option, periodically require the Purchaser to purchase up to $100,000 in any seven day period of the Company's Common Stock (the "put" shares) up to a maximum of $3.0 million over the next two years, commencing on May 31, 2002 (the effective date of a Securities Act of 1933 (the "Securities Act") registration statement on Form SB-2 for the registration of 5,000,000 shares of Common Stock to be sold under the Equity Line of Credit, plus 238,095 shares of common stock mentioned below). The Company issued to the Purchaser 218,095 shares of Common Stock as a commitment fee for entering into the Equity Line of Credit Agreement. In addition, the Company issued to the placement agent 20,000 shares of NUWAVE's common stock. For each share of Common Stock purchased under the Equity Line of Credit, the Purchaser will pay 97% of the then Market Price (as defined in the Equity Line of Credit), and will be paid a fee of 4% of each advance.

     The Equity Line of Credit is non-exclusive; thereby permitting the Company to offer and sell its securities to third parties while the Equity Line of Credit is in effect. NUWAVE has the option to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder.

     Between June 7, 2002 and June 30, 2002 the Company entered into agreements with various investors whereby a total of 1,101,165 shares of Common Stock and warrants exercisable at $1 per share for 50,000 shares of common stock were issued for an aggregate purchase price of $330,350. In connection with the issuance of these shares, the Company incurred costs of $35,664 in placement agent fees and expenses.

     On July 3, 2002, 2,530,000 of the Company's unexercised Public Warrants, issued in the Company's initial public offering expired.

     As of December 31, 2002, under the terms of the Equity Line of Credit Agreement the Company issued 11,782,517 shares of our common stock to Cornell Capital Partners, L.P. in exchange for $365,000

     At December 31, 2002 there were 5,655,480 warrants outstanding as follows:

       NUMBER OF                           WEIGHTED
     COMMON SHARES                         AVERAGE
      UNDERLYING       EXERCISE PRICE      EXERCISE      EXPIRATION
       WARRANTS        RANGE PER SHARE      PRICE          DATES
     -------------     ---------------     --------      ----------
       4,668,980        $1.22 - $4.00       $3.54       March 2003 to
                                                        December 2003
         231,500        $1.07 - $1.40       $1.25      November 2004 to
                                                        December 2004
         600,000        $0.75 - $2.00       $1.40      February 2005 to
                                                        November 2005
         155,000        $0.10 - $1.00       $0.77      January 2007 to
                                                        October 2007

STOCK OPTIONS

     The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpetations. Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not more than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to non employees, for goods or services, the fair value of these options is included in operating results as an expense.

     A summary of the Company's stock option activity under its plans (which are discussed below), and related information, is as follows:

                                                                         WEIGHTED
                                         NUMBER OF                       AVERAGE      NUMBER OF
                                          COMMON      EXERCISE PRICE     EXERCISE      SHARES
                                          SHARES      RANGE PER SHARE     PRICE      EXERCISABLE
                                         ---------    ---------------    --------    -----------
Outstanding at December 31, 2000....     1,392,000     $1.00 - $6.88      $3.01       1,282,340
Granted.............................       442,143     $0.61 - $1.16      $0.85
Cancelled...........................      (206,143)    $0.79 - $6.00      $2.28
                                         ---------
Outstanding at December 31, 2001....     1,628,000     $0.61 - $6.88      $2.52       1,492,171
                                         =========                                    =========
Cancelled...........................       260,143     $0.73 - $6.88      $3.80
                                         ---------
Outstanding at December 31, 2002....     1,367,857     $0.61 - $6.75      $2.29       1,349,526
                                         =========                                    =========

     Exercise prices and weighted-average contractual lives for stock options outstanding as of December 31, 2002 are as follows:

                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                   --------------------------------------    -----------------------
                                   WEIGHTED
                                    AVERAGE      WEIGHTED                   WEIGHTED
                                   REMAINING     AVERAGE                    AVERAGE
   RANGE OF          NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
EXERCISE PRICES    OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
---------------    -----------    -----------    --------    -----------    --------
$ 0.61 - $ 2.56      725,357         4.64         $1.26        707,026       $1.27
$ 3.00 - $ 3.25      603,000         5.40         $3.25        603,000       $3.25
$ 5.87 - $ 6.88       39,500         1.67         $6.61         39,500       $6.61

     As a result of performance incentive stock options granted and earned during 2001, the Company incurred a charge to operations of $216,000 in 2001.

     At December 31, 2002, there were 7,095,480 shares of the Company's Common Stock reserved for the exercise of warrants and options under the plans.

Performance Incentive Stock Option Plan

     On January 31, 1996, the Company adopted its 1996 Performance Incentive Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted to key employees and consultants (the "Participants") by certain disinterested directors of the Board of Directors. Any incentive option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A nonqualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) must have an exercise price of at least the par value of the stock. Stock appreciation rights may be granted in conjunction with the grant of an incentive or nonqualified option under the Plan or independently of any such stock option. The directors determine the vesting of the options under the Plan at the date of grant. A maximum of 1,205,000 options can be awarded under the Plan (as amended May 26, 1998). No options were issued during the year ended December 31, 2002 under the Performance Incentive Stock Option Plan.

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

     Beginning with the annual meeting of the stockholders of the Company held on May 29, 1997 and provided that a sufficient number of shares remain available under the Director's Plan, each year immediately following the date of the annual meeting of the Company there automatically will be granted to each Eligible Director who is then serving on the Board an option to purchase 5,000 shares of the Company's Common Stock. The first 1,000 options vest immediately, the remainder vest equally over the next four years from the date of grant and are exercisable at the closing price of such shares of common stock at the date of grant. Such options expire five years from the date of vesting. No options were issued during the year ended December 31, 2002 under the Director's Plan.

     The maximum number of shares of Common Stock with respect to which options may be granted under the Director's Plan (as amended May 26, 1998) is 235,000 shares.

8.   EMPLOYEE BENEFIT PLAN

     The Company maintains a noncontributory Employee Savings Plan, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Pursuant to the terms of the plan, participants can defer a portion of their income through contributions to the Plan. During the year ended December 31, 2002, the Company did not make any discretionary additional contributions to the plan.

9.   INCOME TAXES

     The tax effect of temporary differences consists of the following:

                                                            DECEMBER 31,
                                                                2002
                                                            ------------
     Deferred tax assets:
        Research credits..............................         186,000
        Net operating loss carryforward...............       9,633,000
                                                           -----------
                                                             9,819,000
     Deferred tax liabilities:
        Property, equipment and software..............          28,000
                                                           -----------
                                                             9,791,000
        Valuation allowance...........................      (9,561,000)
                                                           -----------
                                                           $   230,000
                                                           ===========

     Income tax benefit (expense) as of December 31, 2002 and 2001 consists of the following:

                                                        2002         2001
                                                        ----         ----
          State............................
             Current.......................          $ 232,000    $ 278,000
             Deferred......................            (50,000)      40,000
                                                     ---------    ---------
                                                     $ 182,000    $ 318,000
                                                     =========    =========

     In accordance with New Jersey statues, the Company has entered into an agreement to sell certain New Jersey net operating losses and research and development credits accordingly, a state income tax benefit (expense) and deferred tax asset has been recognized in 2002 and 2001.

     The increase in valuation allowances for the years ended December 31, 2002 and 2001 were $968,000 and $1,520,000, respectively.

     The difference between the statutory federal income tax rate and the effective rate for the Company's income tax benefit for each of the years ended December 31, 2002 and 2001, respectively, is summarized as follows:

                                                                        2002      2001
                                                                        ----      ----
     Statutory federal income tax rate...............................   34.0%     34.0%
     State income tax benefit (expense) net of federal tax effect....    4.2%      4.6%
     Increase in valuation allowance.................................  (33.9)%   (31.9)%
     Miscellaneous...................................................   (2.1)%     0.2%
     Effective income tax rate.......................................    6.4%      6.9%

     As of December 31, 2002, the Company has unused net operating loss carryforwards of $26,925,000 available for federal income tax purposes. The unused net operating loss carryforwards expire in various years from 2010 to 2022. The Company, in the future, may be subject to limitations on the use of its NOL's as provided under Section 382 of the Internal Revenue Code.

10.  COMMITMENTS

LEASES

     The Company leases shared office space on a month-to-month basis. Rent expense incurred for the years ended December 31, 2002 and December 31, 2001 amounted to $77,000 and $90,000, respectively.

EMPLOYMENT AGREEMENTS

     Mr. Zarin, the CEO, entered into an employment agreement with the Company, dated as of April 1, 2000, pursuant to which he agreed to serve as the Company's President and Chief Executive Officer through December 31, 2007 after which time the Employment Agreement shall automatically continue for additional one year periods (the "Renewal Terms") unless either Mr. Zarin or the Corporation notifies the other at least six months prior to the end of the initial or any

Renewal Term. The agreement provided for an initial salary of $120,000 per year which was increased to $150,000 on May 11, 2000. Mr. Zarin is also entitled to an annual bonus based on the performance of the Corporation equal to (i) 50% of his base compensation if the Company's net profits before taxes are equal to projections to be approved by the Company's Board of Directors, (ii) 75% of his base compensation if the Company's net profits before taxes are equal to 105% of such projections, and (iii) 100% of his base compensation if the Company's net profits before taxes are equal to 115% of such projections. Mr. Zarin can terminate the agreement upon 180 days notice. The Company can terminate the agreement for good cause at any time. If the Company elects not to renew the Agreement and has given proper notification, Mr. Zarin will receive on the date of termination an amount equal to 150% of his base compensation, his entitled performance bonus and an amount equal to the average of any discretionary bonus paid for the preceding two calendar years (the "Termination Bonuses"). If the Company otherwise terminates the agreement without cause, or otherwise materially breaches the agreement prior to December 31, 2005, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement, an additional two years base compensation and any termination bonuses. If the Company otherwise terminates the agreement without cause, or otherwise materially breaches the agreement after December 31, 2005, Mr. Zarin will receive a single payment equal to the remaining payments he would have been entitled to receive during the unexpired portion of the agreement, an additional three years base compensation and any termination bonuses.

     Mr. O'Brien, the CFO, entered into an employment agreement with the Company, dated as of January 12, 2003, pursuant to which he agreed to serve as the Company's Vice- President and Chief Financial Officer through December 20, 2004 after which time the Employment Agreement shall automatically continue for additional one year periods (the "Renewal Terms") unless either Mr. O'Brien or the Corporation notifies the other at least six months prior to the end of the initial or any Renewal Term. The agreement provided for an initial salary of $120,000 per year. Mr. O'Brien can terminate the agreement upon 60 days notice. The Company can terminate the agreement for good cause at any time. If the Company elects not to renew the Agreement and has given proper notification, Mr. O'Brien will receive on the date of termination an amount equal to 50% of his base compensation, his entitled performance bonus and an amount equal to the average of any discretionary bonus paid for the preceding two calendar years (the "Termination Bonuses"). If the Company otherwise terminates the agreement without cause, or otherwise materially breaches the agreement prior to December 20, 2004, Mr. O'Brien will receive a single payment equal to two years base compensation and any termination bonuses.

11.  FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Values of Financial Instruments" ("SFAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because no market exists for certain of the Company's assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the estimates.

     The following summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements in accordance with FAS 107:

                                                         DECEMBER 31, 2002
                                                  --------------------------------
                                                    CARRYING VALUE    FAIR VALUE
                                                    --------------    ----------
Cash and cash equivalents.......................      $174,000         $174,000
Note payable to officer/stockholder.............       115,000          115,000
Note Payable....................................       200,000          200,000

     The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

Cash and cash equivalents
    The carrying amount of cash approximates fair value.
Note payable officer/stockholder and note payable
    Since these are short term, the carrying amounts approximate fair value.

12.  SUBSEQUENT EVENTS

     On January 12, 2003 the Company's employees and directors rescinded their interest in 1,189,000 of the Company's options that had been granted to them.

     On January 23, 2003 and March 6, 2003 the Company received loans from Cornell Capital Partners, LP each in the amount of $125,000. The loans were secured by advance puts under the Equity Line of Credit Agreement. From January 1, 2003 through March 28, 2003, $145,000 of outstanding loans have been repaid from the proceeds of puts under the Equity Line of Credit Agreement, leaving a current balance of $305,000. From January 1, 2003 through March 28, 2003, under the terms of the Equity Line of Credit Agreement, the Company has received a total of $145,000 and had issued 21,210,393 shares of common stock.

     On March 14, 2003, 1,044,304 warrants issued in a private placement on March 14, 2000 expired.