Form 10QSB
period 2003-03-31
NUWAVE TECHNOLOGIES INC
filed 2003-05-15
CIK 1009802

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

    |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2003: 66,676,055
                                    ----------

     Transitional Small Business Disclosure Format:  Yes |_|  No |X|

================================================================================

                            NUWAVE TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1. CONDENSED FINANCIAL STATEMENTS

             Condensed Balance Sheets as of March 31, 2003 (unaudited)
               and December 31, 2002                                       P. 3

             Condensed Statements of Operations for the three months
               ended March 31, 2003 (unaudited) and March 31, 2002
               (unaudited)                                                 P. 4

             Condensed Statements of Cash Flows for the three months
               ended March 31, 2003 (unaudited) and March 31, 2002
               (unaudited)                                                 P. 5

             Notes to Condensed Financial Statements                       P. 7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     P. 9

PART II - OTHER INFORMATION

     ITEM 2.    CHANGES IN SECURITIES                                      P. 16

     ITEM 3.    CONTROLS AND PROCEDURES                                    P. 16

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           P. 16


SIGNATURES                                                                 P. 17

                             NUWAVE TECHNOLOGIES, INC.

                                 Balance Sheets
                        (In thousands, except share data)


                                     ASSETS
                                                                       March 31,    December 31,
                                                                         2003           2002
                                                                       ---------    ------------
                                                                      (unaudited)
Current assets:

   Cash and cash equivalents                                           $      36     $     174

   Accounts receivable, net                                                    6            11

   Inventory                                                                  25            25

   Prepaid expenses and other current assets                                 104           159
                                                                       ---------     ---------

             Total current assets                                            171           369

Property and equipment                                                        44            47

Other assets                                                                  20            20

Deferred tax benefit                                                         230           230
                                                                       ---------     ---------

             Total assets                                              $     465     $     666
                                                                       =========     =========


          LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:

   Accounts payable and accrued liabilities                            $     537     $     537

   Note payable to officer/stockholder                                                     115
                                                                       ---------     ---------

             Total current liabilities                                 $     537     $     652
                                                                       ---------     ---------

Long-term liabilities:

   Note payable                                                              289           200
                                                                       ---------     ---------

             Total liabilities                                               826           852
                                                                       ---------     ---------

Commitments

Capital deficit:

   Series A Convertible Preferred Stock, noncumulative,
     $.01 par value; authorized 400,000 shares; none issued

   Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued - (preferences and rights to be designated by the Board of Directors)

   Common stock, $.001 par value; authorized 140,000,000 shares;
      50,676,055 shares issued and outstanding at March 31, 2003 and          51            25
      25,386,714 shares issued and outstanding at December 31, 2002

   Additional paid in capital                                             27,031        26,903

   Accumulated deficit                                                   (27,443)      (27,114)
                                                                       ---------     ---------

             Total capital deficit                                          (361)         (186)
                                                                       ---------     ---------

             Total liabilties and capital deficit                      $     465     $     666
                                                                       =========     =========


     The accompanying notes are an integral part of these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                                 Three Months     Three Months
                                                                    Ended            Ended
                                                                   March 31,        March 31,
                                                                     2003             2002
                                                                 ------------     ------------
                                                                 (unaudited)      (unaudited)
Net sales                                                        $         3      $       268
Cost of sales                                                                            (140)
                                                                 -----------      -----------
                                                                           3              128
                                                                 -----------      -----------

Operating expenses:

Research and development expenses                                        (54)            (150)

General and administrative expenses                                     (278)            (573)
                                                                 -----------      -----------

                                                                        (332)            (723)
                                                                 -----------      -----------

          Loss from operations                                          (329)            (595)
                                                                 -----------      -----------

Other income (expense):

          Interest income                                                                   3

          Interest expense                                                                 (1)
                                                                 -----------      -----------

                                                                         -                  2
                                                                 -----------      -----------

          Net loss                                               $      (329)     $      (593)
                                                                 ===========      ===========

Basic and diluted loss per share:

          Weighted average number of
          common shares outstanding                               33,334,154       11,838,842
                                                                 ===========      ===========

          Basic and diluted loss per share                       $     (0.01)     $     (0.05)
                                                                 ===========      ===========


     The accompanying notes are an integral part of these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                   Three Months     Three Months
                                                                      Ended            Ended
                                                                     March 31,        March 31,
                                                                       2003             2002
                                                                   ------------     ------------
                                                                   (unaudited)      (unaudited)
Cash flows from operating activities:

   Net loss                                                        $    (329)       $    (593)

   Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation expense                                                    3                6

   Decrease in accounts receivable                                         5              130

   Decrease in inventory                                                                  139

   Decrease in prepaid expenses and other
   current assets                                                         55               36

   Decrease in other assets                                                                 4

   Decrease in accounts payable and accrued liabilities                                  (392)

   Issuance of options and warrants for consulting services                4                9

                                                                   ---------        ---------

             Net cash used in operating activities                      (262)            (661)
                                                                   ---------        ---------


                                        (Continued)


     The accompanying notes are an integral part of these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)

                                                                   Three Months     Three Months
                                                                      Ended            Ended
                                                                     March 31,        March 31,
                                                                       2003             2002
                                                                   ------------     ------------
                                                                   (unaudited)      (unaudited)
Cash flows from financing activities:

   Proceeds from debt                                                    250

   Repayment of debt                                                    (115)

   Proceeds from equity offering                                                          480

   Costs incurred for equity offerings and warrants                      (11)             (35)
                                                                   ---------        ---------

   Net cash provided by financing activities                             124              445
                                                                   ---------        ---------

   Net decrease in cash and cash equivalents                            (138)            (216)

Cash and cash equivalents at the beginning of the period                 174            1,011

                                                                   ---------        ---------

   Cash and cash equivalents at the end of the period              $      36        $     795
                                                                   =========        =========

Supplemental disclosure of cash flow information:

   Interest paid during the period                                 $       -        $       1
                                                                   =========        =========

Supplemental disclosures of non-cash finanacing activities:

   During 2003, the Company issued 25,289,341 shares of common stock in settlement of debt aggregating $160,500.


     The accompanying notes are an integral part of these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                                    NOTES TO
                         CONDENSED FINANCIAL STATEMENTS


1.   Basis of Interim Financial Statement Preparation
     ------------------------------------------------

     The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on April 15, 2003.

2.   Capital Transactions
     --------------------

     On January 12, 2003 the Company's Executive Officers, Directors and employees voluntarily and irrevocably surrendered all 1,189,000 of the Company's options that had been granted to them through that date.

     On January 23, 2003 and March 6, 2003 the Company received loans from Cornell Capital Partners, LP each in the amount of $125,000. The loans were secured by advance puts under the Equity Line of Credit Agreement. From August 20, 2002 through March 6, 2003, the Company received loans from Cornell Capital totaling $775,000. As of March 31, 2003, we have repaid $486,000 of the outstanding balance from the proceeds of puts under the Equity Line of Credit, leaving a current balance of $289,000, which we intend to repay from the proceeds of puts under the Equity Line of Credit. As of March 31, 2003, we have utilized $526,000 of the Equity Line credit facility and have issued 37,071,858 shares of common stock under the terms of the agreement. In addition, the outstanding loan balance due to Cornell Capital is secured by advance puts.

     The Equity Line of Credit is non-exclusive; thereby permitting the Company to offer and sell its securities to third parties while the Equity Line of Credit is in effect. NUWAVE has the option to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder.

     On March 3, 2003, 400,000 warrants issued in conjunction with a consulting agreement on March 3, 1998 expired. On March 14, 2003, 1,044,304 warrants issued in a private placement on March 14, 2000 expired.

3.   Subsequent Events
     -----------------

     On April 30, 2003 the Company entered into a Securities Purchase Agreement with several independent buyers whereby the Company will issue and sell to the buyers a minimum of $100,000 and up to a maximum of $200,000 of Series A Preferred Stock. The buyers are entitled at their option to convert the Series A Preferred Stock into shares of the Company's Common Stock at any time commencing after May 1, 2004 at a conversion price of $0.001 per share. Any unconverted shares as of May 1, 2005 will automatically convert into shares of the Company's Common Stock at a conversion price of $0.001 per share. The Company has the right to redeem the outstanding Preferred Stock upon 30 days written notice at a redemption price of 150% of the subscription amount plus interest on the purchase price of 24%. If the Company seeks to redeem some, but not all, of the Series A Preferred Stock, the Company shall redeem a pro rata amount from each holder of the Series A Preferred Stock. As of May 14, 2003 the Company had issued 47,000 Preferred Series A Stock for a purchase price of $47,000 which, if unredeemed by the Company, could convert to 47,000,000 shares of the Company's common stock.

     During the month of April, 2003 the Company received $32,000 and issued 16,000,000 shares of its Common Stock under the Cornell Equity Line of Credit.

     On May 11, 2003, 2,057,207 warrants and 3,031,695 placement agent warrants issued in a private placement in May 1998 expired.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


FORWARD-LOOKING STATEMENTS

     This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Marketing and Sales," and "Liquidity and Capital Resources," are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, lack of acceptance of the Company's products, general economic conditions, risks of intellectual property litigation, product demand, industry capacity, new product development, failure of distributor to market our products effectively, commercialization of new technologies, the Company's ability to raise additional capital under the Cornell Equity Line or otherwise, developments resulting from the Company's inability to liquidate its accounts payable and the risk factors detailed from time to time in the Company's Annual Report on Form 10-KSB and other materials filed with the SEC.

     All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


GENERAL

     Our mission is to identify, develop and commercialize high-margin, proprietary technologies suited for high-volume, high-growth markets and, in turn, achieve attractive long-term growth for our company. Our focus to date has been and continues to be on technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. Our initial products can be used by original equipment manufacturers (OEM's) for placement into products that produce images for display screens such as televisions and/or DVD players, for supplementing and increasing video quality on existing television monitors and video displays via set-top boxes containing our technology, and by individuals over the Internet for improving their personal images and photographs. Our patented high speed filtering technology removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). The three product lines based upon our proprietary technology are: 1) Retail and Security/Surveillance Products, 2) the NUWAVE Video Processor
(NVP) Technology and 3) Digital Filtering Technology.


RESULTS OF OPERATIONS

Three Months Ended March 3, 2003 Compared to Three Months Ended March 31, 2002.

     Revenues for the three months ended March 31, 2003 were $3,000 compared to $268,000 for the three months ended March 31, 2002. The sales in the first quarter of 2002 were the result sales of the Company's VGE inventory to Gemini Industries, Inc. ("Gemini") the exclusive licensee of NUWAVE's VGE retail product. In December 2001, Gemini, a manufacturer and distributor of consumer electronics accessories, was granted a five-year exclusive license to market and distribute NUWAVE's VGE in North America. Initial shipments of the VGE and ASIC chips to Gemini took place during the first quarter of 2002. Minimum ongoing purchase requirements under the contract were to begin in July 2002. After having received a three-month extension, Gemini still had not met their minimum contractual purchase requirements and management determined it was in the Company's best interest to terminate the agreement. We are considering the contractual implications as well as our alternatives so as to not further restrict our ability to sell and market our new line of products to the retail marketplace. The Company is currently concentrating its efforts on sales of NVP 1104. As part of this effort, we have entered into a non-exclusive strategic alliance with Unical Enterprises, Inc. for the sales and distribution of our proprietary products as well as a full line of consumer electronics accessories, all with access to the Sylvania brand. Cost of sales decreased by $140,000 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 primarily due to the decrease in sales during 2003.

     During the three months ended March 31, 2003, $54,000 was spent on research and development activities compared to $150,000 for the same three-month period in 2002, a decrease of $96,000. This decrease resulted from reductions in expenditures for outside consulting services of $46,000, combined with decreases in payroll of $39,000, supplies of $7,000 and other of $4,000 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. These decreases were primarily a result of the completion of the NVP 1104 design and the Company's efforts to reduce expenditures in order to preserve cash for immediate needs until more permanent financing is secured. The majority of the research and development expenditures incurred during 2002 was related to the development of the Company's new ASIC chip, the "NVP 1104" which was completed in July 2002 and the development of our retail and security/surveillance lines (see marketing and sales).

     General and administrative expenses for the three months ended March 31, 2003, totaled $278,000 representing a decrease of $295,000 compared to the three months ended March 31, 2002. Such decrease was the result of management's company wide cost cutting efforts as noted above that reduced marketing costs by $122,000 combined with decreases in payroll of $62,000, professional fees of $22,000, investor relations costs of $31,000, travel costs of $28,000, financial consulting of $10,000 and other of $20,000.

     Interest income (net of interest expense) decreased by $2,000 for the three months ended March 31, 2003 as compared to the same period in 2002 primarily due to the Company's lower cash position as well as lower interest rates. As a result of the above, we incurred a net loss of $329,000 for the three months ended March 31, 2003 compared to a net loss for the three months ended March 31, 2002, of $593,000.

     Revenues for the quarter ended March 31, 2002 were $268,000 compared to $2,000 for the quarter ended March 31, 2001 primarily as a result of the shipments of the VGE and ASIC chips to Gemini during the first quarter of 2002. Cost of sales for the quarter was $140,000 compared to $1,000 for the three months ended March 31, 2001. During the three months ended March 31, 2002, $150,000 was spent on research and development activities compared to $280,000 for the same three-month period in 2001, a decrease of $130,000. This decrease was a direct result of the completion of the Company's NVP 104 during 2001. General and administrative expenses for the first quarter of 2002 totaled $573,000 representing a decrease of $7,000 compared to the quarter ended March 31, 2001. Such decrease was the result of decreases in payroll of $43,000 and other 17,000, which were offset by increased sales and marketing costs of $33,000, combined with increases in professional fees of $20,000.

     Interest income (net of interest expense) was $2,000 for the quarter ended March 31, 2002 as compared to $42,000 for the same period in 2001 primarily due to the Company's lower cash position as well as lower interest rates. As a result of the above, we had a net loss of $593,000 for the quarter ended March 31, 2002 compared to a net loss for the quarter ended March 31, 2002, of $817,000.


MARKETING AND SALES

     Utilizing our proprietary technologies, we have completed development of three product lines: (1) Retail and Security/Surveillance products; (2) the NUWAVE Video Processor (NVP) Technology; and (3) Digital Filtering Technology. These three product lines are currently being marketed to their respective distribution channels as follows:

Retail and Security/Surveillance Products

     In February 2003, the Company announced the signing of a Memorandum of Understanding with Go Direct International Ltd. ("Go Direct") for the manufacture and marketing of products utilizing NUWAVE's proprietary video processor technology. Go Direct develops, manufactures, markets, and distributes innovative consumer retail products in conjunction with leading brands or custom branded products for the global marketplace. The Go Direct manufacturing group consists of eight factories with over 6,000 employees. The two companies' engineering and design teams are jointly working and are near completion on the first product to be released under this arrangement. In this regard, in April, Go Direct placed its initial purchase order for chips to be used in its start-up production run in order to test product sell-thru at selected retailers. Once the production run is completed, the companies expect to finalize negotiations and enter into a formal agreement.

     Under the terms of the proposed agreement, NUWAVE will sell to Go Video its NVP 1104 video enhancement ASIC chips and grant to Go Direct the rights to manufacture retail gaming console products utilizing this technology. NUWAVE will also grant to Go Direct exclusive marketing and distribution rights for sale of these products in North America, Europe and parts of Asia. During the start-up period and subsequent to the results of their initial marketing tests the companies will establish minimum annual purchase quantities in order to extend the exclusive nature of the agreement for a longer period.

     Also, in February 2003, the Company announced a strategic alliance with Distinctive Devices Inc. (DDI), a manufacturer and marketer of telcom access products, in which Distinctive Devices was granted the exclusive license to market and distribute NUWAVE's proprietary video enhancement ASIC chip technology in India. DDI plans to incorporate NUWAVE's NVP 1104 technology into set-top boxes designed for the Indian cable television industry. The Indian Parliament mandated the use of set top boxes by the industry in December 2002, for all cable subscribers (currently 50 million), implementation is set to start in July 2003. The purpose of this legislation is to protect the consumers from being charged for broadcast channels that the subscriber does not choose to view.

     During the second half of 2002, we announced a new line of retail video products. The new products are powered by the Company's new state-of-the-art "1104 ASIC chip technology." Through alliances such as Unical and Go Direct, the retail line is expected to be marketed and sold to consumer electronic distributors, national retail chains and specialty audio/video stores and includes a series of video game hook-up cables, an "S" Video Enhancer (SVE) set-top box and four video selector boxes that feature the company's proprietary technology for image enhancement. The introduction of these products will allow consumers to mix multiple video sources, from popular products like DVD Players, Satellite Receivers, Video Camcorders, and Video Game Consoles

     Also during the second half of 2002 we announced the newest addition to our retail product line, a universal remote control unit. At the same time we announced the receipt of a $2.85 million purchase order for this product from Electronics Etc, Inc., a consumer products distributor with a wide retail customer base. Although this product does not contain NUWAVE's proprietary technology it is compatible with and complementary to NUWAVE's newly introduced line of retail video enhancement products and can therefore be sold either independent of or together with its retail video enhanced selector boxes. We initially anticipated this order would begin shipping during the fourth quarter of 2002 but due to product specification changes the order has been delayed until the customer has received new product samples and has approved the product revisions. We anticipate that a portion of this order will ship during 2003.

     Subsequent to the termination of the Gemini Agreement and in line with our objectives, we entered into a non-exclusive alliance with Unical Enterprises, Inc. for the sales and distribution of our new line of proprietary products as well as a full line of consumer electronics accessories to be established by Unical with access to the Sylvania brand. Unical Enterprises, Inc., a leading manufacturer and distributor of Northwestern Bell Phones and the exclusive licensee of the Sylvania name for home automation and consumer electronics accessories, recently announced its entry into the video game accessories market. Along with video game accessories and with Unical's support we are planning to market a full line of consumer electronics accessories, with access to the Sylvania brand. This line will include products like Universal Remote Controls, Indoor TV antennas, Web Cams, and NUWAVE ENABLED hookup cables followed by other accessories.

     In Addition, NUWAVE has developed and is marketing a line of products for sale to the Security/Surveillance marketplace as well as other video enhancement set-top boxes for the consumer retail marketplace.

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

     During July 2002, the Company announced the availability of its new advanced second generation ASIC Chip, the "NVP 1104". This new chip can create economies of scale in the marketplace by offering a superior product with unique features, which satisfy customer's demands for higher video quality at modest prices. It supports the latest video standards such as component video and progressive scan systems and includes features that are targeted at video enhancement for the Security/Surveillance and Home Entertainment applications. These important features together with its low cost implementation make it very attractive to incorporate into OEM consumer audio/video products like DVD players, AV receivers, Video Games, Satellite Receivers, AV Selectors, TV's and Retail set-top box products. The NVP 1104 is `future proofed' due to its unique design philosophy, and by its ability to function with the many video standards available today. We are currently in discussions with potential customers at major OEM's who have indicated their desire to incorporate our technology into their products. We expect to close some of these customers within the next few months.

Digital Filtering Technology

     Our proprietary digital filters remove graininess and digital artifacts while preserving proper focus better than any other "real time" filters that are on the market today. In October 2001, we were granted a patent by the U.S. Patent Office covering our digital filters. We plan to license our digital filtering technology to OEM's for embedding in products such as PC's, printers, scanners, camcorders and DVD's, among other digital imaging devices. These patented filters are expected to be in demand for use in processing digital video and movies used for streaming video over the Internet. The digital technology not only complements our proprietary analog ASIC chip technology but can also work in conjunction with it to further improve the resulting image quality. In April 2002, we signed an agreement with Sony Corporation, giving Sony the non-exclusive right to use one of our filters in its digital color printers, in return for a nominal one-time licensing fee. In October 2002, we provided Sony an upgrade to this filter and they have indicated their desire to purchase the upgrade. While these initial steps may lead to a growing relationship between Sony Corporation and NUWAVE, there is no assurance that such a relationship will develop.

     Although we anticipate deriving increased revenues from the sale of our ASIC chips and retail products and the licensing of our proprietary digital software during 2003, no assurance can be given that these products will be successfully marketed or that losses will not continue to occur during such period. See "Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2003, the Company had cash and cash equivalents of approximately $36,000. Other than the $289,000 due to Cornell Capital Partners, L.P. which is expected to be repaid from the proceeds of puts under the Equity Line of Credit there are no long-term liabilities. On April 15, 2002, we entered into a $3 million Equity Line of Credit. Provided we are in compliance with the terms of the Equity Line of Credit Agreement, we may, at our option, require the Purchaser to purchase up to $100,000 in any seven business day period of our Common Stock, up to a maximum of $3 million over the two years from May 31, 2002. However, under the terms of the agreement in no event shall the number of shares issuable to the Investor pursuant to any single advance exceed 9.9% of the then outstanding Common Stock of the Company. Because of the low selling price of the Company's common shares, this has severely limited the amount the Company is actually able to require the Investor to purchase. The purchase price of the shares for any given advance is 97% of the then current market price. For all advances, the Investor receives a fee equal to 4% of the gross proceeds of each advance. The Equity Line of Credit is non-exclusive; thereby permitting us to offer and sell our securities to third parties while the Equity Line of Credit is in effect. We have the right to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder. From August 20, 2002 through March 6, 2003, the Company received loans from Cornell Capital totaling $775,000. The loans were secured by advance puts under the Equity Line of Credit. As of March 31, 2003, we have repaid $486,000 of the outstanding balance from the proceeds of puts under the Equity Line of Credit, leaving a current balance of $289,000, which we intend to repay from the proceeds of puts under the Equity Line of Credit. As of March 31, 2003, we have utilized $526,000 of the Equity Line credit facility and have issued 37,071,858 shares of common stock under the terms of the agreement. In addition, the outstanding loan balance due to Cornell Capital is secured by advance puts.

     On April 30, 2003, the Company entered into a Securities Purchase Agreement with several independent buyers whereby the Company will issue and sell to the buyers a minimum of $100,000 and up to a maximum of $200,000 of Series A Preferred Stock. The buyers are entitled at their option to convert the Series A Preferred Stock into shares of the Company's Common Stock at any time commencing after May 1, 2004 at a conversion price of $0.001 per share. Any unconverted shares will automatically convert into shares of the Company's Common Stock at a conversion price of $0.001 on May 1, 2005. The Company has the right to redeem the outstanding Preferred Stock upon 30 days written notice at a redemption price of 150% of the subscription amount plus interest on the purchase price of 24%. If the Company seeks to redeem some, but not all, of the Series A Preferred Stock, the Company shall redeem a pro rata amount from each holder of the Series A Preferred Stock. As of May 14, 2003, the Company had issued 47,000 Preferred Series A Stock for a purchase price of $47,000.

     In their report on the audit of NUWAVE's financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph because of the uncertainty that we could continue in business as a going concern. In the event we are unable to complete the sale of our Common Stock pursuant to the Equity Line, the Preferred Stock Purchase Agreement or otherwise; there would be substantial doubt about our ability to pay our creditors and to continue as a going concern. We are continuing our efforts to raise capital in the financial markets on terms that would potentially be less dilutive than utilization of the Equity Line of Credit as well as exploring other options such as mergers/acquisitions and strategic alliances. There can be no assurance that we will be successful in these endeavors.

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

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities
        ---------------------

     (c) On January 12, 2003 the Company's Executive Officers, Directors and employees rescinded their interest in 1,189,000 of the Company's options that had been granted to them.

     On March 3, 2003, 400,000 warrants issued in conjunction with a consulting agreement on March 3, 1998 expired. On March 14, 2003, 1,044,304 warrants issued in a private on March 14, 2000 expired. On May 11, 2003, 2,057,207 warrants and 3,031,695 placement agent warrants issued in a private placement in May 1998 expired.

     As of March 31, 2003 under the terms of the Equity Line of Credit Agreement, the Company had received a total of $525,500 and had issued 37,071,858 shares of common stock.


Item 3. Controls and Procedures
        -----------------------

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibit 99 - 906 Certificates

        (b) Reports on Form 8-K

            none

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on May 15, 2003.


                                         NUWAVE TECHNOLOGIES, INC.
                                         -------------------------
                                              (Registrant)

DATE: May 15, 2003                       By:  /s/ Gerald Zarin
                                              ----------------
                                              Gerald Zarin
                                              Chief Executive Officer and
                                              Chairman of the Board


DATE: May 15, 2003                       By:  /s/ Jeremiah F. O'Brien
                                              -----------------------
                                              Jeremiah F. O'Brien
                                              Chief Financial Officer
                                              (Principal Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                       /s/ Gerald Zarin
      ------------                       ----------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                       /s/ Jeremiah F. O'Brien
      ------------                       -----------------------
                                         Jeremiah F. O'Brien
                                         Vice President and
                                         Chief Financial Officer