Form 10QSB
period 2003-06-30
NUWAVE TECHNOLOGIES INC
filed 2003-08-18
CIK 1009802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of August 14, 2003:   1,875,902
                                      -------------

     Transitional Small Business Disclosure Format:   Yes |_| No |X|

================================================================================

                            NUWAVE TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1. CONDENSED FINANCIAL STATEMENTS

             Condensed Balance Sheets as of June 30, 2003 (unaudited)
               and December 31, 2002                                       P. 3

             Condensed Statements of Operations for the three and
               six months ended June 30, 2003 (unaudited) and
               June 30, 2002 (unaudited)                                   P. 4

             Condensed Statements of Cash Flows for the six months
               ended June 30, 2003 (unaudited) and June 30, 2002
               (unaudited)                                                 P. 5

             Notes to Condensed Financial Statements                       P. 6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     P. 8

     ITEM 3. CONTROLS AND PROCEDURES                                       P. 13

PART II - OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES                                         P. 13

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              P. 14

SIGNATURES                                                                 P. 14

                            NUWAVE TECHNOLOGIES, INC.

                                 Balance Sheets
                        (In thousands, except share data)


                                                              June 30,      December 31,
                                                                2003            2002
                                                            -----------     ------------
                                                            (unaudited)
                                       ASSETS

Current assets:

   Cash and cash equivalents                                 $      32      $     174

   Accounts receivable, net                                                        11

   Inventory                                                        15             25

   Prepaid expenses and other current assets                        37            159
                                                             ---------      ---------

             Total current assets                                   84            369

Property and equipment                                              41             47

Other assets                                                        19             20

Deferred tax benefit                                               230            230
                                                             ---------      ---------

             Total assets                                    $     374      $     666
                                                             =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:

   Accounts payable and accrued liabilities                  $     614      $     537

   Note payable to officer/stockholder                                            115
                                                             ---------      ---------

             Total current liabilities                       $     614      $     652
                                                             ---------      ---------

Long-term liabilities:

   Note payable                                                    315            200
                                                             ---------      ---------

             Total liabilities                                     929            852
                                                             ---------      ---------

Commitments

Capital deficit:

   Series A Convertible Preferred Stock, noncumulative,
     $.01 par value; authorized 400,000 shares;                      1
     67,000 issued and outstanding at June 30, 2003


   Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued - (preferences and rights to be designated by the Board of Directors)

   Common stock, $.001 par value; authorized 140,000,000
     shares; 1,740,218 shares issued and outstanding at              2              1
     June 30, 2003 and 507,735 shares issued and
     outstanding at December 31, 2002

   Additional paid in capital                                   27,249         26,927

   Accumulated deficit                                         (27,807)       (27,114)
                                                             ---------      ---------

             Total capital deficit                                (555)          (186)
                                                             ---------      ---------

             Total liabilties and capital deficit            $     374      $     666
                                                             =========      =========


  The accompanying notes are an integral part of these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                              Three Months     Three Months     Six Months      Six Months
                                                 Ended            Ended           Ended           Ended
                                                June 30,         June 30,        June 30,        June 30,
                                                  2003             2002            2003            2002
                                              ------------     ------------     -----------     -----------
                                              (unaudited)      (unaudited)      (unaudited)     (unaudited)
Net sales                                     $        12      $        13      $        15     $       281
Cost of sales                                          (3)              (8)              (3)           (148)
                                              -----------      -----------      -----------     -----------
                                                        9                5               12             133
                                              -----------      -----------      -----------     -----------

Operating expenses:

Research and development expenses                     (72)            (319)            (126)           (469)

General and administrative expenses                  (295)            (664)            (573)         (1,237)
                                              -----------      -----------      -----------     -----------

                                                     (367)            (983)            (699)         (1,706)
                                              -----------      -----------      -----------     -----------

          Loss from operations                       (358)            (978)            (687)         (1,573)
                                              -----------      -----------      -----------     -----------

Other income (expense):

          Interest income                                                2                                5

          Interest expense                             (6)               -               (6)             (1)
                                              -----------      -----------      -----------     -----------

                                                       (6)               2               (6)              4
                                              -----------      -----------      -----------     -----------

          Net loss                            $      (364)     $      (976)     $      (693)    $    (1,569)
                                              ===========      ===========      ===========     ===========

Basic and diluted loss per share:

          Weighted average number of
          common shares outstanding             1,382,798          249,195        1,026,719         243,020
                                              ===========      ===========      ===========     ===========


          Basic and diluted loss per share    $     (0.26)     $     (3.92)     $     (0.67)    $     (6.46)
                                              ===========      ===========      ===========     ===========


             The accompanying notes are an integral part of these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                               Six Months    Six Months
                                                                 Ended         Ended
                                                                June 30,      June 30,
                                                                 2003          2002
                                                              -----------   -----------
                                                              (unaudited)   (unaudited)
Cash flows from operating activities:

   Net loss                                                    $   (693)     $ (1,569)

   Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation expense                                               6            15

   Provision for bad debt expense                                    11

   Decrease in accounts receivable                                                132

   Decrease in inventory                                             10           147

   Decrease in prepaid expenses and other
   current assets                                                   122            14

   Decrease in other assets                                           1             4

   Increase (decrease) in accounts payable and
   accrued liabilities                                               77          (284)

   Issuance of stock, options and warrants for
   consulting services                                                9
                                                               --------      --------
             Net cash used in operating activities                 (457)       (1,385)
                                                               --------      --------

Cash flows from financing activities:

   Proceeds from equity offerings                                    87           810

   Proceeds from notes payable                                      357

   Repayment of debt                                               (115)

   Costs incurred for equity offerings and warrants                 (14)         (113)
                                                               --------      --------
             Net cash provided by financing activities              315           697
                                                               --------      --------
   Net decrease in cash and cash equivalents                       (142)         (688)

Cash and cash equivalents at the beginning of the period            174         1,011
                                                               --------      --------
   Cash and cash equivalents at the end of the period          $     32      $    323
                                                               ========      ========
Supplemental disclosure of cash flow information:

   Interest paid during the period                             $      6      $      1
                                                               ========      ========
Supplemental disclosures of non-cash financing activities:

   During 2003, the Company issued 1,089,490 shares of common stock in settlement of debt aggregating
   $242,000.


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

     During the six months ended June 30, 2003 the Company received loans from Cornell Capital Partners, LP totaling $357,000. All of the loans were secured by advance puts under the Equity Line of Credit Agreement. Of this $357,000 borrowed during the six months ended June 30, 2003, $142,000 was repaid through the issuance of 831,360 shares of our common stock. In addition, $100,000 borrowed from Cornell during 2002 was repaid during the six month period ending June 30,2003 through the issuance of 258,129 shares of our common stock. From August 20, 2002 through June 30, 2003, the Company received loans from Cornell Capital totaling $882,000. As of June 30, 2003, we have repaid $567,000 of the outstanding balance from the proceeds of puts under the Equity Line of Credit, leaving a balance at June 30, 2003 of $315,000, which we intend to repay from the proceeds of puts under the Equity Line of Credit. As of June 30, 2003, we have utilized $595,000 of the Equity Line credit facility and have issued 1,443,134 shares of common stock under the terms of the agreement. In addition, the outstanding loan balance due to Cornell Capital is secured by advance puts.

     The Equity Line of Credit is non-exclusive; thereby permitting the Company to offer and sell its securities to third parties while the Equity Line of Credit is in effect. NUWAVE has the option to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder.

     On March 3, 2003, 8,000 warrants issued in conjunction with a consulting agreement on March 3, 1998 expired. On March 14, 2003, 20,886 warrants issued in a private placement on March 14, 2000 expired.

     During May 2003 the Company entered into a Securities Purchase Agreement with several independent buyers whereby the Company issued and sold to the buyers 67,000 Series A Preferred Stock at $1 per share. The buyers are entitled at their option to convert the Series A Preferred Stock into shares of the Company's Common Stock at any time commencing after May 1, 2004 at an adjusted conversion price of $0.05 per share. Any unconverted shares as of May 1, 2005 will automatically convert into shares of the Company's Common Stock at an adjusted conversion price of $0.05 per share. The Company has the right to redeem the outstanding Preferred Stock upon 30 days written notice at a redemption price of 150% of the subscription amount plus interest on the purchase price of 24%. If the Company seeks to redeem some, but not all, of the Series A Preferred Stock, the Company shall redeem a pro rata amount from each holder of the Series A Preferred Stock.

     On May 11, 2003, 41,144 warrants and 60,634 placement agent warrants issued in a private placement in May 1998 expired.

3.   Subsequent Events
     -----------------

     On July 21, 2003, the Company's Board of Directors declared effective a reverse split of the Company's common shares in the ratio of 1 to 50 as voted on and approved by the shareholders' at the Company's Annual Shareholders' meeting held on December 20, 2002, which is retroactively reflected herein.

     During the month of July the Company received $66,000 and issued 135,685 shares of its common stock under the Cornell equity Line of Credit.

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


GENERAL

     The Company has been severely limited due to its inability to successfully market its products to date. This combined with the low price/trading volume of our common stock has seriously impacted our ability to raise the necessary working capital needed to continue to actively market our products and technology.

     Our mission has been to identify, develop and commercialize high-margin, proprietary technologies suited for high-volume, high-growth markets and, in turn, achieve attractive long-term growth for our company. Our focus to date has been on technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. Our initial products can be used by original equipment manufacturers (OEM's) for placement into products that produce images for display screens such as televisions and/or DVD players, for supplementing and increasing video quality on existing television monitors and video displays via set-top boxes containing our technology, and by individuals over the Internet for improving their personal images and photographs. Our patented high speed filtering technology removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). The three product lines based upon our proprietary technology are: 1) Retail and Security/Surveillance Products, 2) the NUWAVE Video Processor (NVP) Technology and 3) Digital Filtering Technology.

     Notwithstanding the Company's endeavors to achieve sales goals through comprehensive sales, marketing and licensing programs, to date we have only been able to produce the minimal results as shown for the three and six months ended June 30, 2003. Therefore no assurance can be given that these products will be successfully marketed or that losses will not continue to occur. See "Liquidity and Capital Resources."


RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

     Revenues for the six months ended June 30, 2003 were $15,000 compared to $281,000 for the six months ended June 30, 2002. The sales in the first half of 2002 were the result sales of the Company's VGE inventory to Gemini Industries, Inc. ("Gemini") the exclusive licensee of NUWAVE's VGE retail product. In December 2001, Gemini, a manufacturer and distributor of consumer electronics accessories, was granted a five-year exclusive license to market and distribute NUWAVE's VGE in North America. Initial shipments of the VGE and ASIC chips to Gemini took place during the first quarter of 2002. Minimum ongoing purchase requirements under the contract were to begin in July 2002. After having received a three-month extension, Gemini still had not met their minimum contractual purchase requirements and management determined it was in the Company's best interest to terminate the agreement. The Company is currently concentrating its efforts on sales and/or licensing of its NVP 1104 technology. Cost of sales decreased by $145,000 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 primarily due to the decrease in sales during 2003.

     During the six months ended June 30, 2003, $126,000 was spent on research and development activities compared to $469,000 for the same six-month period in 2002, a decrease of $343,000. The majority of the research and development expenditures incurred during the first six months of 2002 related to the development and completion of the Company's NVP 1104 ASIC chip. The decreases in the first six months of 2003 were primarily a result of the completion of the NVP 1104 design in July 2002 and the Company's efforts to reduce expenditures in order to preserve cash for immediate needs until more permanent financing is secured.

     General and administrative expenses for the six months ended June 30, 2003, totaled $573,000 representing a decrease of $664,000 compared to the six months ended June 30, 2002. Such decrease was the result of management's company wide cost cutting efforts as noted above that reduced marketing costs by $125,000 combined with decreases in payroll of $185,000, professional fees of $52,000, investor relations costs of $42,000, China Agency costs of $85,000, travel costs of $40,000, financial consulting of $121,000 and other of $14,000. Interest expense for the six months ended June 30, 2003 was $6,000 compared to $1,000 for the same period last year.

     As a result of the above, we incurred a net loss of $693,000 for the six months ended June 30, 2003 compared to a net loss for the six months ended June 30, 2002, of $1,569,000.

Three Months Ended June 30, 2003 Compared to Three  Months Ended June 30, 2002.

     Revenues for the three months ended June 30, 2003 were $12,000 compared to $13,000 for the three months ended June 30, 2002. Cost of sales for the three months ended June 30, 2003 were $3,000 compared to $8,000 for the three months ended June 30, 2002.

     During the three months ended June 30, 2003, $72,000 was spent on research and development activities compared to $319,000 for the same six-month period in 2002, a decrease of $247,000. The majority of the research and development expenditures incurred during quarter ended June 30, 2002 related to the development of the Company's NVP 1104 ASIC chip. The decreases in 2003 were primarily a result of the completion of the NVP 1104 design in July 2002 and the Company's efforts to reduce expenditures in order to preserve cash for immediate needs until more permanent financing is secured.

     General and administrative expenses for the three months ended June 30, 2003, totaled $295,000 representing a decrease of $369,000 compared to the three months ended June 30, 2002. Such decrease was primarily the result of management's company wide cost cutting efforts as noted above that reduced marketing costs by $33,000 combined with decreases in payroll of $122,000, professional fees of $29,000, China Agency costs of $54,000, travel costs of $12,000, financial consulting of $111,000 and other of $8,000. Interest expense for the six months ended June 30, 2003 was $6,000.

     As a result of the above, we incurred a net loss of $363,000 for the three months ended June 30, 2003 compared to a net loss for the three months ended June 30, 2002, of $976,000.


LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2003, the Company had cash and cash equivalents of approximately $32,000 and accounts payable of $614,000 (the majority of which is past due) resulting in a negative working capital position as well as a negative net worth. Other than the $315,000 due to Cornell Capital Partners, L.P. which is scheduled to be repaid from the proceeds of puts under the Equity Line of Credit there are no long-term liabilities. On April 15, 2002, we entered into a

$3 million Equity Line of Credit. Provided we are in compliance with the terms of the Equity Line of Credit Agreement and provided the Company has available sufficient shares registered with the Securities and Exchange Commission, we may, at our option, require the Purchaser to purchase up to $100,000 in any seven business day period of our Common Stock, up to a maximum of $3 million over the two years from May 31, 2002. However, under the terms of the agreement in no event shall the number of shares issuable to the Investor pursuant to any single advance exceed 9.9% of the then outstanding Common Stock of the Company. Because of the low selling price of the Company's common shares, this has severely limited the amount the Company is actually able to require the Investor to purchase. The purchase price of the shares for any given advance is 97% of the then current market price. For all advances, the Investor receives a fee equal to 4% of the gross proceeds of each advance. The Equity Line of Credit is non-exclusive; thereby permitting us to offer and sell our securities to third parties while the Equity Line of Credit is in effect. We have the right to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder. From August 20, 2002 through August 8, 2003, the Company received loans from Cornell Capital totaling $882,000. The loans were secured by advance puts under the Equity Line of Credit. As of June 30, 2003, we have repaid $567,000 of the outstanding balance from the proceeds of puts under the Equity Line of Credit, leaving a current balance of $315,000, which is scheduled to be repaid from the proceeds of puts under the Equity Line of Credit. As of June 30, 2003, we have utilized $595,000 of the Equity Line credit facility and have issued 1,443,134 shares of common stock under the terms of the agreement. In addition, the outstanding loan balance due to Cornell Capital is secured by advance puts. To repay the current debt owed to Cornell or to continue to utilize the Equity Line will require the Company to register additional shares with the Securities and Exchange Commission.

     During May 2003 the Company entered into a Securities Purchase Agreement with several independent buyers whereby the Company issued and sold to the buyers 67,000 Series A Preferred Stock at $1 per share. The buyers are entitled at their option to convert the Series A Preferred Stock into shares of the Company's Common Stock at any time commencing after May 1, 2004 at an adjusted conversion price of $0.05 per share. Any unconverted shares as of May 1, 2005 will automatically convert into shares of the Company's Common Stock at an adjusted conversion price of $0.05 per share. The Company has the right to redeem the outstanding Preferred Stock upon 30 days written notice at a redemption price of 150% of the subscription amount plus interest on the purchase price of 24%. If the Company seeks to redeem some, but not all, of the Series A Preferred Stock, the Company shall redeem a pro rata amount from each holder of the Series A Preferred Stock.

     In their report on the audit of NUWAVE's financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph because of the uncertainty that we could continue in business as a going concern. In the event we are unable to complete the sale of our Common Stock pursuant to the Equity Line, the Preferred Stock Purchase Agreement or otherwise; there would be substantial doubt about our ability to pay our creditors and to continue as a going concern. Currently our efforts to satisfy our reduced cash flow needs through utilization of the Equity Line of Credit, to raise capital in the financial markets as well as exploring other options such as mergers/acquisitions and strategic alliances have not been productive. There can be no assurance that we will be successful in these endeavors and therefore may have to consider our alternatives such as the sale or possible liquidation of the Company or other changes to the Company. We are currently in discussions with Cornell Capital Partners and other third parties regarding alternatives.

     The Company's common stock is traded on the OTC bulletin board (OTCBB) Market under the symbol NUWV. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. Prior to August 13, 2002, the stock had been traded on the Nasdaq SmallCap Market. On July 21, 2003, the Company's Board of Directors declared effective a reverse split of the Company's common shares in the ratio of 1 to 50.

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

          As of June 30, 2003 under the terms of the Equity Line of Credit Agreement, the Company had received a total of $595,000 and had issued 1,443,134 shares of common stock.

          On July 21, 2003, the Company's Board of Directors declared effective a reverse split of the Company's common shares in the ratio of 1 to 50 as voted on and approved by the shareholders' at the Company's Annual Shareholders' meeting held on December 20, 2002.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

          31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

          32   Section 1350 Certification

     (b)  Reports on Form 8-K

     Current Report on Form 8-K, dated July 21, 2003.
     Current Report on Form 8-K, dated June 4, 2003.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on August 14, 2003.


                                        NUWAVE TECHNOLOGIES, INC.
                                        -------------------------
                                              (Registrant)


DATE: August 14, 2003                   By: /s/ Gerald Zarin
                                            ----------------
                                            Gerald Zarin
                                            Chief Executive Officer and
                                            Chairman of the Board


DATE: August 14, 2003                   By: /s/ Jeremiah F. O'Brien
                                            -----------------------
                                            Jeremiah F. O'Brien
                                            Chief Financial Officer
                                            (Principal Financial Officer)