Form 10QSB
period 2003-09-30
NUWAVE TECHNOLOGIES INC
filed 2003-11-19
CIK 1009802

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

     |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       or

     | |        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period __________ from to

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes | | No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2003: 1,875,902

         Transitional Small Business Disclosure Format: Yes | | No |X|

================================================================================

                            NUWAVE TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1. CONDENSED FINANCIAL STATEMENTS

                 Condensed Balance Sheets as of September 30, 2003  (unaudited)
                          and December 31, 2002                                        P.  3

                 Condensed Statements of  Operations  for the  three  and  nine months  ended  September  30,  2003  (unaudited)  and
                          September 30, 2002 (unaudited)                               P.  4

                 Condensed Statements  of Cash Flows for the nine  months  ended
                          September 30, 2003 (unaudited) and September 30, 2002
                          (unaudited)                                                  P.  5


                 Notes to Condensed Financial Statements                               P.  6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS                                              P.  8

PART II - OTHER INFORMATION

         ITEM 2.    CHANGES IN SECURITIES                                              P. 15

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   P. 16


SIGNATURES                                                                             P. 16

EX 31.1

EX 32.1

                                 Balance Sheets
                        (In thousands, except share data)


                                     ASSETS

                                                                                September   December
                                                                                   30,         31,
                                                                                  2003        2002
                                                                                --------    --------
                                                                               (unaudited)
Current assets:

       Cash and cash equivalents                                                $      4    $    174
       Accounts receivable, net                                                        -          11
       Inventory                                                                       1          25
       Prepaid expenses and other current assets                                       -         159
                                                                                --------    --------

                                Total current assets                                   5         369

Property and equipment, net                                                            4          47
Other assets                                                                           -          20
Deferred tax benefit                                                                 230         230
                                                                                --------    --------

                                Total assets                                    $    239    $    666
                                                                                ========    ========


                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

       Accounts payable and accrued liabilities                                 $     35    $    537
       Note payable to officer/stockholder                                             -         115
                                                                                --------    --------

                                Total current liabilities                       $     35    $    652
                                                                                --------    --------

Long-term liabilities:

       Notes payable                                                                 484         200
                                                                                --------    --------

                                Total liabilities                                    519         852
                                                                                --------    --------

Commitments

Stockholders' deficiency:

       Series A Convertible Preferred Stock, noncumulative,
          $.01 par value; authorized 400,000 shares; 67,000 issued and
          outstanding at September 30, 2003                                            1           -

       Preferred stock, $.01 par value; authorized 1,000,000
          shares; none issued - (preferences and
          rights to be designated by the Board of Directors)                           -           -

       Common stock, $.001 par value; authorized 140,000,000 shares;
          1,875,902 shares issued and outstanding at September 30, 2003 and
          507,735 shares issued and outstanding at December 31, 2002                   2           1

       Additional paid in capital                                                 27,331      26,927

       Accumulated deficit                                                       (27,614)    (27,114)
                                                                                --------    --------

                                Total stockholders' deficiency                      (280)       (186)
                                                                                --------    --------

                                Total liabilties and stockholders' deficiency   $    239    $    666
                                                                                ========    ========


         See accompanying notes to these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                            Statements of Operations
                 (In thousands, except share and per share data)



                                                Three Months     Three Months    Nine Months       Nine Months
                                                   Ended            Ended           Ended             Ended
                                                September 30,    September 30,   September 30,     September 30,
                                                    2003             2002            2003              2002
                                                -----------      -----------      -----------      -----------
                                                 (unaudited)      (unaudited)      (unaudited)       (unaudited)

Net sales                                        $         4              $ -      $        19      $       281
Cost of sales                                             (2)               -               (5)            (148)
                                                 -----------      -----------      -----------      -----------
Gross profit                                               2                -               14              133
                                                 -----------      -----------      -----------      -----------

Operating expenses:

Research and development                                  (1)            (122)            (127)            (591)
General and administrative                               (59)            (442)            (631)          (1,679)
                                                 -----------      -----------      -----------      -----------

Total operating expenses                                 (60)            (564)            (758)          (2,270)
                                                 -----------      -----------      -----------      -----------

                Loss from operations                     (58)            (564)            (744)          (2,137)
                                                 -----------      -----------      -----------      -----------

Other income (expense):

                Gain on forgiveness of debt              265                -              265                -
                Interest income                            -                -                -                5
                Interest expense                         (14)              (2)             (21)              (3)
                                                 -----------      -----------      -----------      -----------
                Total other income (expense)             251               (2)             244                2
                                                 -----------      -----------      -----------      -----------
                Net income (loss)                $       193      $      (566)     $      (500)     $    (2,135)
                                                 ===========      ===========      ===========      ===========


Basic and diluted net income (loss) per share:

                Weighted average number of
                common shares outstanding          1,866,788          277,046        1,267,079          254,487
                                                 ===========      ===========      ===========      ===========

                Basic and diluted net income
                (loss) per share                 $      0.10      $     (2.04)     $     (0.39)     $     (8.39)
                                                 ===========      ===========      ===========      ===========



         See accompanying notes to these condensed financial statements

                    NUWAVE TECHNOLOGIES, INC.

               Condensed Statements of Cash Flows
                         (In thousands)




                                                                      Nine Months        Nine Months
                                                                         Ended              Ended
                                                                      September 30,      September 30,
                                                                         2003               2002
                                                                    ----------------   ----------------
                                                                       (unaudited)         (unaudited)
Cash flows from operating activities:

       Net loss                                                            $   (500)        $   (2,135)

       Adjustments to reconcile net loss to net cash used in operating activities:

       Issuance of stock, options and warrants for consulting services           27                209
       Gain on forgiveness of debt                                              265                  -
       Depreciation expense                                                      42                 24
       Loss on disposal of equipment                                              -                  7
       Provision for bad debts                                                   11                  -
       (Increase) decrease in operating assets:
       Accounts receivable                                                        -                132
       Inventory                                                                 24                147
       Prepaid expenses and other current assets                                159                 (5)
       Other assets                                                              20                  4
       Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                                (767)              (287)
                                                                    ----------------   ----------------
                       Net cash used in operating activities                   (719)            (1,904)
                                                                    ----------------   ----------------

Cash flows from investing activities:

       Purchase of property and equipment                                         -                 (7)
       Proceeds from sale of equipment                                            -                  3
                                                                    ----------------   ----------------
                       Net cash used in investing activities                      -                 (4)
                                                                    ----------------   ----------------

Cash flows from financing activities:

       Proceeds from equity offerings                                           122                815
       Proceeds from notes payable                                              557                300
       Repayment of notes payable to officer/stockholder                       (115)                 -

       Costs incurred for equity offerings and warrants                         (15)              (156)
                                                                    ----------------   ----------------
                       Net cash provided by financing activities                549                959
                                                                    ----------------   ----------------

       Net decrease in cash and cash equivalents                               (170)              (949)

Cash and cash equivalents at the beginning of the period                        174              1,011

                                                                    ----------------   ----------------

       Cash and cash equivalents at the end of the period                  $      4         $       62
                                                                    ================   ================


         See accompanying notes to these condensed financial statements

                            NUWAVE TECHNOLOGIES, INC.

                                    NOTES TO
                         CONDENSED FINANCIAL STATEMENTS



1.       Basis of Interim Financial Statement Preparation

         The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on April 15, 2003.

2.       Going Concern and Management's Plan

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of approximately $500,000 during the nine months ended September 30, 2003, resulting in an stockholders deficiency of approximately $280,000. The Company also has a working capital deficit of approximately $30,000 at September 30, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the raising of cash through the issuance of debt or equity and increasing revenues. The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company continues to require funding by Cornell Capital Partners, LP ("Cornell") to provide funding under the Equity Line of Credit Agreement with Cornell. This Equity Line of Credit Agreement is non-exclusive; thereby permitting the Company to offer and sell its securities to third parties while the Equity Line of Credit is in effect. In the event the Company is unable to complete the sale of its Common Stock pursuant to the Equity Line of Credit, the Preferred Stock Purchase Agreement (see Note 5) or otherwise; there would be substantial doubt about the Company's ability to pay its creditors and to continue as a going concern. Currently the Company's efforts to satisfy its reduced cash flow needs through utilization of the Equity Line of Credit, to raise capital in the financial markets as well as exploring other options such as mergers/acquisitions and strategic alliances have not been productive. There can be no assurance that we will be successful in these endeavors and therefore may have to consider our alternatives.

3.       Summary of Significant Accounting Policies

         Earnings (Loss) per Share

         Options and warrants to purchase approximately 221,300 and 142,100 shares of common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings
(loss) per share as the options and warrants were antidilutive.

         Stock Options and Similar Equity Instruments

         At September 30, 2003, the Company had two stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosures", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                               ---------------------       ---------------------
                                                                   (000's omitted except per share data)
                                                                 2003          2002          2003          2002
                                                               -------       -------       -------       -------
Net Income (Loss) as Reported                                  $   193       $  (566)      $  (500)      $(2,135)
                                                               -------       -------       -------       -------

Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of related tax effect                           (3)           (7)          (11)          (21)
                                                               -------       -------       -------       -------

Pro Forma Net Income (Loss)                                    $   190       $  (573)      $  (511)      $(2,156)
                                                               -------       -------       -------       -------

Basic and Diluted Net Income (Loss) per share as Reported      $  0.10       $ (2.04)      $ (0.39)      $ (8.39)
                                                               -------       -------       -------       -------

Basic and Diluted Pro Forma Net Income (Loss)Per Share         $  0.10       $ (2.07)      $ (0.40)      $ (8.47)
                                                               -------       -------       -------       -------

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                          Nine Months Ended
                                          -----------------
                            September 30, 2003           September 30, 2002
                            ------------------           ------------------
Expected Life (Years)                 10                            10
                                 -------                       -------
Interest Rate                          5%                            5%
                                 -------                       -------
Annual Rate of Dividends             --%                           --%
                                 -------                       -------
Volatility                           110%                          110%
                                 -------                       -------

The weighted average fair value of options at date of grant using the fair value based method during 2003 and 2002 was estimated at $0.78.


         Recent Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150 " Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position for certain instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 during the quarter ended September 30, 2003. The adoption did not have a significant impact on the Company's condensed financial statements.


4.       Notes Payable

         On January 15, 2003, in connection with an Equity Line of Credit Agreement dated April 15, 2002 ("Equity Line Of Credit"), the Company entered into a Promissory Note for $125,000. The Note was payable in full within one hundred fifty (150) calendar days from the date of the agreement. The Note was not paid in full when due, and therefore the outstanding balance will accrue interest at the rate of twenty four percent (24%) per annum until paid in full. As of September 30, 2003, the outstanding balance of this Note was $84,000.

         On February 27, 2003, in connection with an Equity Line of Credit, the Company entered into a Promissory Note for $125,000. The Note was payable in full within ninety (90) calendar days from the date of the agreement. The Note was not paid in full when due, and therefore the outstanding balance will accrue interest at a rate of twenty four percent (24%) per annum until paid in full. As of September 30, 2003, the outstanding balance of this Note was $125,000.

         On June 19, 2003, in connection with an Equity Line of Credit, the Company entered into a Promissory Note for $75,000. The Note is payable in full within one hundred seventy-one (171) calendar days from the date of the agreement. If the Note is not paid in full when due, the outstanding balance plus interest at a rate of twenty four percent (24%) per annum shall be paid in full. As of September 30, 2003, the outstanding balance was $75,000.

         On September 10, 2003, in connection with an Equity Line of Credit, the Company entered into a Note Payable agreement ("Note") for $200,000. The note is to payoff certain obligations under a settlement agreement dated September 20, 2003. (see Note 6). The Note is non-interest bearing and has no specified due date. As of September 30, 2003 the outstanding balance was $200,000.


         All notes payable to Cornell under the Equity Line of Credit Agreement are scheduled to be repaid from puts under this Equity Line of Credit.


5.       Stockholders' Deficiency

         Convertible Preferred Stock

         During May 2003 the Company entered into a Securities Purchase Agreement with several independent buyers whereby the Company issued and sold to the buyers 67,000 Series A Preferred Stock at $1 per share. The buyers are entitled at their option to convert the Series A Preferred Stock into shares of the Company's Common Stock at any time commencing after May 1, 2004 at an adjusted conversion price of $0.05 per share. Any unconverted shares as of May 1, 2005 will automatically convert into shares of the Company's Common Stock at an adjusted conversion price of $0.05 per share. The Company has the right to redeem the outstanding Preferred Stock upon 30 days written notice at a redemption price of 150% of the subscription amount plus interest on the purchase price of 24%. If the Company seeks to redeem some, but not all, of the Series A Preferred Stock, the Company shall redeem a pro rata amount from each holder of the Series A Preferred Stock. The preferred stock was redeemed by the Company in October 2003 for a total redemption price of $86,400.


         Common Stock


         On July 21, 2003, the Company's Board of Directors declared effective a reverse split of the Company's common shares in the ratio of 1 to 50 as voted on and approved by the stockholders' at the Company's Annual Stockholders' meeting held on December 20, 2002. All share and per share amounts have been retroactively restated for the stock split.

         During the nine months ended September 30, 2003:

         o The Company issued 1,151,489 shares of common stock for the repayment of $273,000 of notes payable to Cornell.

         o The Company issued 191,678 shares of common stock via the exercise of $55,000 of puts under the Equity Line of Credit Agreement with Cornell.

         o The Company issued 25,000 shares of common stock for the payment of services rendered of $5,000.

         Warrants

         On March 3, 2003, 8,000 warrants at an exercise price of $200 per warrant issued in conjunction with a consulting agreement on March 3, 1998 expired. On March 14, 2003, 20,886 warrants at an exercise price of $197.50 per warrant issued in a private placement on March 14, 2000 expired.

         On May 11, 2003, 41,144 warrants and 22,849 at exercise prices of $162 and $179, respectively, per warrant, that were originally granted to placement agent warrants issued in a private placement in May 1998 expired.

         On September 24, 2003 200,000 warrants were issued to two former officers of the Company in connection with settlement and severance agreements (see Note 6). The warrants are convertible into a total of 200,000 shares of the Company's common shares at an exercise price of $1.00 per common share. The warrants are exercisable for a five-year period beginning September 29, 2003 and ending on September 24, 2008. The fair value of the warrants was estimated at $0.09 per warrant utilizing the Black-Scholes pricing model. The total value of the warrants of $18,000 was charged to compensation and included in general and administrative expense in the accompanying condensed statement of operations for the three and nine months ended September 30, 2003.

         Stock Options

         On January 12, 2003 the Company's executive officers, directors and employees voluntarily and irrevocably surrendered all 23,577 of the Company's options that had been granted to them through that date. During February 2003, 2,680 options previously granted to a retired employee and a former director expired.


6.       Change of Control/Settlement Agreements

         On September 10, 2003, the Company entered into an Agreement with Cornell to settle a default on its indebtedness owed to Cornell. Pursuant to the Agreement, Cornell and the Company agreed to the following:

         o        Cornell   agreed   not  to   foreclose   on  its   outstanding
                  indebtedness owed by the Company.


         o Cornell agreed to enter into a new loan agreement with the Company for $200,000 to be deposited in escrow to be used to satisfy certain outstanding obligations of the Company, including trade payables, unpaid wages, and settlement of employment agreements.

         o Cornell will consider providing additional capital to the Company and assisting in identifying new businesses.

         o Cornell agrees to maintain the Company's public filings and status.

         o The Company's Chief Executive Officer ("CEO") and Chairman of the Board of Directors, and Chief Financial Officer ("CFO"), agreed to resign their positions with the Company. The CEO and CFO received a settlement consisting of cash and warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share (see Note 5).

         o The Company's Board of Directors appointed a nominee to its Board of Directors, selected by Cornell. Upon such appointment, the Company's current Board members agreed to resign.

         The Agreement was consummated on September 29, 2003 and effective with the closing and the resignations of the Board members. As a result of reaching settlements to satisfy certain outstanding obligations of the Company, including trade payables, unpaid wages, and settlement of employment agreements, the Company realized a gain on forgiveness of debt of approximately $265,000.


7.       Subsequent Events


         On October 21, 2003, the Company raised $200,000 through the issuance of a convertible note to Cornell. The note bears interest at a rate of 5% per annum and is payable along with all accrued interest on the second anniversary of the note. The note along with accrued interest is convertible at the option of Cornell into shares of the Company's common stock at a conversion price equal to the lesser of (a) an amount equal to $0.25 or (b) an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. Cornell's right to convert the debenture shall terminate on the second anniversary of the note at which time the note is automatically convertible into the Company's common stock as outlined in the agreement. Interest on the note will be paid at the time of maturity or conversion and is payable at the discretion of Cornell in cash or the Company's common stock.


         The Company at its option shall have the right to redeem, within 15 business days advance written notice, a portion or all of the outstanding convertible debenture. The redemption price shall be 120% of the amount redeemed plus accrued interest. In the event the Company exercises a redemption of either all or a portion of the convertible debenture, Cornell shall receive a warrant to purchase 10,000 shares of the Company's common stock for every $100,000 redeemed, on a pro-rata basis. The warrant shall be exercisable on a cash basis and have an exercise price of 120% of the closing bid price of the Company's common stock on the closing date of the redemption. During October 2003, the Company utilized a portion of the proceeds to redeem its preferred stock for a total redemption price of $86,400.

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


General

         The  Company  has  been  severely  limited  due  to  its  inability  to successfully market its products to date. This combined with the low price/trading volume of our common stock has seriously impacted our ability to raise the necessary working capital needed to continue to actively market our products and technology. As a result of being in default on its indebtedness owed to Cornell Capital Partners, LP ("Cornell") and in order to avoid foreclosure on such debt, the Company entered into an agreement with Cornell Capital Partners in September 2003 whereby an appointee of Cornell was named to the Board of Directors of the Company and the then Board of Directors and management of the Company agreed to resign. Also as part of the agreement, Cornell entered into a new loan agreement with NUWAVE for net proceeds of $200,000 which was used to satisfy certain outstanding obligations of NUWAVE, including a substantial portion of trade payables, all unpaid wages, and settlement of employment agreements. Cornell also agreed to consider providing additional capital to NUWAVE and to assist in identifying new businesses.

         To date our mission has been to identify, develop and commercialize high-margin, proprietary technologies suited for high-volume, high-growth markets and, in turn, achieve attractive long-term growth for our Company. Our focus to date has been on technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. Our initial products can be used by original equipment manufacturers (OEM's) for placement into products that produce images for display screens such as televisions and/or DVD players, for supplementing and increasing video quality on existing television monitors and video displays via set-top boxes containing our technology, and by individuals over the Internet for improving their personal images and photographs. Our patented high speed filtering technology removes approximately 70% of the picture noise while retaining correct focus (the image and text in the image does not blur). The three product lines based upon our proprietary technology are: 1) Retail and Security/Surveillance Products, 2) the NUWAVE Video Processor
(NVP) Technology and 3) Digital Filtering Technology.

         Notwithstanding the Company's endeavors to achieve sales goals through comprehensive sales, marketing and licensing programs, to date we have only been able to produce the minimal results as shown for the three and nine months ended September 30, 2003. Therefore no assurance can be given that these products will be successfully marketed or that losses will not continue to occur. See "Liquidity and Capital Resources."


Results of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

         Revenues for the nine months ended September 30, 2003 were $19,000 compared to $281,000 for the nine months ended September 30, 2002. The sales in the first half of 2002 were the result sales of the Company's VGE inventory to Gemini Industries, Inc. ("Gemini") the exclusive licensee of NUWAVE's VGE retail product. In December 2001, Gemini, a manufacturer and distributor of consumer electronics accessories, was granted a five-year exclusive license to market and distribute NUWAVE's VGE in North America. Initial shipments of the VGE and ASIC chips to Gemini took place during the first quarter of 2002. Minimum ongoing purchase requirements under the contract were to begin in July 2002. After having received a three-month extension, Gemini still had not met their minimum contractual purchase requirements and management determined it was in the Company's best interest to terminate the agreement. The Company is currently concentrating its efforts on sales and/or licensing of its NVP 1104 technology. Cost of sales decreased by $143,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily due to the decrease in sales during 2003.

         During the nine months ended September 30, 2003, $127,000 was spent on research and development activities compared to $591,000 for the same nine-month period in 2002, a decrease of $464,000. The majority of the research and development expenditures incurred during the first nine months of 2002 related to the development and completion of the Company's NVP 1104 ASIC chip. The decreases in the first nine months of 2003 were primarily a result of the completion of the NVP 1104 design in July 2002 and the Company's efforts to reduce expenditures in order to preserve cash for immediate needs until more permanent financing is secured.

          General and administrative expenses for the nine months ended September 30, 2003, totaled $631,000 representing a decrease of $1,048,000 compared to the nine months ended September 30, 2002. Such decrease was the result of management's company wide cost cutting efforts as noted above that reduced marketing costs by $125,000 combined with decreases in payroll of $225,000, professional fees of $198,000, investor relations costs of $61,000, China Agency costs of $110,000, travel costs of $47,000, financial consulting of $180,000, secretarial support of $21,000, filing fees of $31,000 and other of $50,000. Interest expense for the nine months ended September 30, 2003 was $21,000 compared to $3,000 for the same period last year.

         In addition the Company recognized a one-time gain of $265,000 in September, 2003 as a result of agreements reached with creditors for the settlement of outstanding debt.

         As a result of the above, we incurred a net loss of $500,000 for the nine months ended September 30, 2003 compared to a net loss for the nine months ended September 30, 2002, of $2,135,000.



Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

         Revenues and cost of sales for the three months ended September 30, 2003 were $4,000 and $2,000 respectively. There were no sales during the three months ended September 30, 2002.

         During the three months ended September 30, 2003, $1,000 was spent on research and development activities compared to $122,000 for the same three-month period in 2002, a decrease of $121,000. The majority of the research and development expenditures incurred during quarter ended September 30, 2002 related to the development of the Company's NVP 1104 ASIC chip. The decreases in 2003 were primarily a result of the completion of the NVP 1104 design in July 2002 and the Company's efforts to reduce expenditures in order to preserve cash for immediate needs until more permanent financing is secured.

          General and administrative expenses for the three months ended September 30, 2003, totaled $59,000 representing a decrease of $383,000 compared to the three months ended September 30, 2002. Such decrease was primarily the result of management's company wide cost cutting efforts as noted above that reduced marketing costs by $4,000 combined with decreases in payroll of $40,000, professional fees of $146,000, China Agency costs of $26,000, travel costs of $9,000, financial consulting of $59,000, investor relations of $20,000, secretarial support of $7,000 and other of $38,000. Interest expense for the three months ended September 30, 2003 was $14,000 compared to $2,000 for the three months ended September 30, 2002.

         In addition the Company recognized a one-time gain of $265,000 in September 2003 as a result of agreements reached with creditors for the settlement of outstanding debt.

As a result of the above, we had net income of $193,000 for the three months ended September 30, 2003 compared to a net loss for the three months ended September 30, 2002, of $566,000.


Marketing and Sales

         Utilizing our proprietary technologies, we have completed development of three product lines: (1) Retail and Security/Surveillance products; (2) the NUWAVE Video Processor (NVP) Technology; and (3) Digital Filtering Technology. These three product lines have been marketed to their respective distribution channels as follows:

Retail and Security/Surveillance Products

         In February 2003, the Company announced the signing of a Memorandum of Understanding with Go Direct International Ltd. ("Go Direct") for the manufacture and marketing of products utilizing NUWAVE's proprietary video processor technology. Go Direct develops, manufactures, markets, and distributes innovative consumer retail products in conjunction with leading brands or custom branded products for the global marketplace. The Go Direct manufacturing group consists of eight factories with over 6,000 employees. The two companies' engineering and design teams are jointly working and are near completion on the first product to be released under this arrangement. In this regard, in April, Go Direct placed its initial purchase order for chips to be used in its start-up production run in order to test product sell-thru at selected retailers. Once the production run is completed and if the test is successful, the companies expect to finalize negotiations and enter into a formal agreement.

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

         Also, in February 2003, the Company announced a strategic alliance with Distinctive Devices Inc. (DDI), a manufacturer and marketer of telcom access products, in which Distinctive Devices was granted the exclusive license to market and distribute NUWAVE's proprietary video enhancement ASIC chip technology in India. DDI plans to incorporate NUWAVE's NVP 1104 technology into set-top boxes designed for the Indian cable television industry. We believe this design process is underway. The Indian Parliament mandated the use of set top boxes by the industry in December 2002, for all cable subscribers (currently 50 million), implementation is set to start in July 2003. The purpose of this legislation is to protect the consumers from being charged for broadcast channels that the subscriber does not choose to view. To date, we have not received any firm commitments or orders from DDI.

          During the second half of 2002, we announced a new line of retail video products. The new products are powered by the Company's new state-of-the-art "1104 ASIC chip technology." Through alliances such as Unical and Go Direct, the retail line is expected to be marketed to consumer electronic distributors, national retail chains and specialty audio/video stores and includes a series of video game hook-up cables, an "S" Video Enhancer (SVE) set-top box and four video selector boxes that feature the Company's proprietary technology for image enhancement. The introduction of these products will allow consumers to mix multiple video sources, from popular products like DVD Players, Satellite Receivers, Video Camcorders, and Video Game Consoles

         Also during the second half of 2002 we announced the newest addition to our retail product line, a universal remote control unit. At the same time we announced the receipt of a $2.85 million purchase order for this product from Electronics Etc, Inc., a consumer products distributor with a wide retail customer base. Although this product does not contain NUWAVE's proprietary technology it is compatible with and complementary to NUWAVE's newly introduced line of retail video enhancement products and can therefore be sold either independent of or together with its retail video enhanced selector boxes. We initially anticipated this order would begin shipping during the fourth quarter of 2002 but due to product specification changes and market condition changes the order has been delayed.

         Subsequent to the termination of the Gemini Agreement and in line with our objectives, in March 2003 we entered into a new agreement with Unical Enterprises, Inc. for the sales and distribution of our new line of proprietary products as well as a full line of consumer electronics accessories to be established by Unical with access to the Sylvania brand. Unical Enterprises, Inc., a leading manufacturer and distributor of Northwestern Bell Phones and the exclusive licensee of the Sylvania name for home automation and consumer electronics accessories, recently announced its entry into the video game accessories market.

         In Addition, NUWAVE has developed a line of products for sale to the Security/Surveillance marketplace as well as other video enhancement set-top boxes for the consumer retail marketplace.

NVP ASIC Technology

         The NUWAVE Video Processor (NVP) technology is proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. We have been marketing this technology in the form of ASIC chips (Application Specific Integrated Circuits) directly to OEM's who by incorporating this enabling technology would improve picture quality in their televisions, VCR's, DVD's, camcorders, set-top boxes and other video output devices. This technology can also be licensed to the OEM for incorporation onto their own ASIC design.

         During July 2002, the Company announced the availability of its new advanced second generation ASIC Chip, the "NVP 1104". This new chip can create economies of scale in the marketplace by offering a superior product with unique features, which satisfy customer's demands for higher video quality at modest prices. It supports the latest video standards such as component video and progressive scan systems and includes features that are targeted at video enhancement for the Security/Surveillance and Home Entertainment applications. These important features together with its low cost implementation make it very attractive to incorporate into OEM consumer audio/video products like DVD players, AV receivers, Video Games, Satellite Receivers, AV Selectors, TV's and Retail set-top box products. The NVP 1104 is `future proofed' due to its unique design philosophy, and by its ability to function with the many video standards available today. We are currently in discussions with potential retail customers who had indicated their desire to incorporate our technology into their products. We expect to close some of these customers within the next few months.

Digital Filtering Technology

         Our proprietary digital filters remove graininess and digital artifacts while preserving proper focus better than any other "real time" filters that are on the market today. In October 2001, we were granted a patent by the U.S. Patent Office covering our digital filters. We plan to license our digital filtering technology to OEM's for embedding in products such as PC's, printers, scanners, camcorders and DVD's, among other digital imaging devices. These patented filters are expected to be in demand for use in processing digital video and movies used for streaming video over the Internet. The digital technology not only complements our proprietary analog ASIC chip technology but can also work in conjunction with it to further improve the resulting image quality. In April 2002, we signed an agreement with Sony Corporation, giving Sony the non-exclusive right to use one of our filters in its digital color printers, in return for a nominal one-time licensing fee. In October 2002, we provided Sony an upgrade to this filter.


         Notwithstanding the Company's endeavors to achieve sales goals through a comprehensive sales, marketing and licensing programs and activities such as those outlined above, to date we have only been able to produce the minimal results as shown above for the three and nine months ended September 30, 2003. Therefore no assurance can be given that these products will be successfully marketed or that losses will not continue to occur during such period. See "Liquidity and Capital Resources."


Liquidity and Capital Resources

                  On September 30, 2003, the Company had cash and cash equivalents of approximately $4,000 and accounts payable of $35,000 resulting in a negative working capital position as well as a negative net worth. Other than the $484,000 due to Cornell Capital Partners, L.P. which is scheduled to be repaid from the proceeds of puts under the Equity Line of Credit there are no long-term liabilities. On April 15, 2002, we entered into a $3 million Equity Line of Credit. Provided we are in compliance with the terms of the Equity Line of Credit Agreement and provided the Company has available sufficient shares registered with the Securities and Exchange Commission, we may, at our option, require the Purchaser to purchase up to $100,000 in any seven business day period of our Common Stock, up to a maximum of $3 million over the two years from May 31, 2002. However, under the terms of the agreement in no event shall the number of shares issuable to the Investor pursuant to any single advance exceed 9.9% of the then outstanding Common Stock of the Company. Because of the low selling price of the Company's common shares, this has severely limited the amount the Company is actually able to require the Investor to purchase. The purchase price of the shares for any given advance is 97% of the then current market price. For all advances, the Investor receives a fee equal to 4% of the gross proceeds of each advance. The Equity Line of Credit is non-exclusive; thereby permitting us to offer and sell our securities to third parties while the Equity Line of Credit is in effect. We have the right to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder. From August 20, 2002 through September 30, 2003, the Company received loans from Cornell Capital totaling $1,082,000. The loans were secured by advance puts under the Equity Line of Credit. As of September 30, 2003, we have repaid $598,000 of the outstanding balance from the proceeds of puts under the Equity Line of Credit, leaving a current balance of $484,000, which is scheduled to be repaid from the proceeds of puts under the Equity Line of Credit. As of September 30, 2003, we have utilized $693,000 of the Equity Line credit facility and have issued 1,578,818 shares of common stock under the terms of the agreement. In addition, the outstanding loan balance due to Cornell Capital is secured by advance puts. To repay the current debt owed to Cornell or to continue to utilize the Equity Line will require the Company to register additional shares with the Securities and Exchange Commission.


         The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:


                                (000's omitted)

                                                    Due  in  Less  Due in 1-      Due in         Due after
Obligation                          Total           than 1 year    3 years        4 - 5 years     5 years
----------------------------------- --------------- -------------- -------------- -------------- -------------
Long-term debt                      $  484          $  --          $  484         $ --           $ --
----------------------------------- --------------- -------------- -------------- -------------- -------------
Total cash Obligations              $  484          $ --           $  484         $ --           $ --
----------------------------------- --------------- -------------- -------------- -------------- -------------


         During May 2003 the Company entered into a Securities Purchase Agreement with several independent buyers whereby the Company issued and sold to the buyers 67,000 Series A Preferred Stock at $1 per share. The buyers are entitled at their option to convert the Series A Preferred Stock into shares of the Company's Common Stock at any time commencing after May 1, 2004 at an adjusted conversion price of $0.05 per share. Any unconverted shares as of May 1, 2005 will automatically convert into shares of the Company's Common Stock at an adjusted conversion price of $0.05 per share. The Company has the right to redeem the outstanding Preferred Stock upon 30 days written notice at a redemption price of 150% of the subscription amount plus interest on the purchase price of 24%. If the Company seeks to redeem some, but not all, of the Series A Preferred Stock, the Company shall redeem a pro rata amount from each holder of the Series A Preferred Stock. The preferred stock was redeemed by the Company in October 2003 for a total redemption price of $86,400.

         In their report on the audit of NUWAVE's financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph because of the uncertainty that we could continue in business as a going concern. In the event we are unable to complete the sale of our Common
Stock pursuant to the Equity Line, the Preferred Stock Purchase Agreement or otherwise; there would be substantial doubt about our ability to pay our creditors and to continue as a going concern. Currently our efforts to satisfy our reduced cash flow needs through utilization of the Equity Line of Credit, to raise capital in the financial markets as well as exploring other options such as mergers/acquisitions and strategic alliances have not been productive. There can be no assurance that we will be successful in these endeavors and therefore may have to consider our alternatives.

         The Company's common stock is traded on the OTC bulletin board (OTCBB) Market under the symbol NUWV. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. Prior to August 13, 2002, the stock had been traded on the NASDAQ Small Cap Market.

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities

         On July 21, 2003, the Company's Board of Directors declared effective a reverse split of the Company's common shares in the ratio of 1 to 50 as voted on and approved by the shareholders' at the Company's Annual Shareholders' meeting held on December 20, 2002. All share amounts have been retroactively restated for the stock split.

         o The Company issued 1,151,490 shares of common stock for the repayment of $273,000 of notes payable to Cornell Capital Partners, LP ("Cornell").

         o The Company issued 191,678 shares of common stock via the exercise of $55,000 of puts under the Equity Line of Credit Agreement with Cornell

         o The Company issued 25,000 shares of common stock for the payment of trade payables of $5,000.


         During May 2003 the Company entered into a Securities Purchase Agreement with several independent buyers whereby the Company issued and sold to the buyers 67,000 Series A Preferred Stock at $1 per share. The buyers are entitled at their option to convert the Series A Preferred Stock into shares of the Company's Common Stock at any time commencing after May 1, 2004 at an adjusted conversion price of $0.05 per share. Any unconverted shares as of May 1, 2005 will automatically convert into shares of the Company's Common Stock at an adjusted conversion price of $0.05 per share. The Company has the right to redeem the outstanding Preferred Stock upon 30 days written notice at a redemption price of 150% of the subscription amount plus interest on the purchase price of 24%. If the Company seeks to redeem some, but not all, of the Series A Preferred Stock, the Company shall redeem a pro rata amount from each holder of the Series A Preferred Stock. The preferred stock was redeemed by the Company in October 2003 for a total redemption price of $86,400.


         Warrants

         On March 3, 2003, 8,000 warrants at an exercise price of $200 per warrant issued in conjunction with a consulting agreement on March 3, 1998 expired. On March 14, 2003, 20,886 warrants at an exercise price of $197.50 per warrant issued in a private placement on March 14, 2000 expired.

         On May 11, 2003, 41,144 warrants and 22,849 at exercise prices of $162 and $179, respectively per warrant, that were originally granted to placement agent warrants issued in a private placement in May 1998 expired.

         On September 24, 2003 200,000 warrants were issued to two former officers of the Company in connection with a settlement and severance agreement (see Note 6). The warrants are convertible into a total of 200,000 shares of the Company's common shares at an exercise price of $1.00 per common share. The warrants are exercisable for a five-year period beginning September 29, 2003 and ending on September 24, 2008. The fair value of the warrants was estimated at $0.09 per warrant utilizing the Black-Scholes pricing model. The total value of the warrants of $18,000 was charged to compensation and included in general and administrative expense in the accompanying condensed statement of operations for the three and nine months ended September 30, 2003.

         Stock Options

         On January 12, 2003 the Company's Executive Officers, Directors and employees voluntarily and irrevocably surrendered all 23,577 of the Company's options that had been granted to them through that date. During February 2003, 2,680 options previously granted to a retired employee and a former director expired.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our Chief Executive and Financial Officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive and Financial Officer and has concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls


         There have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

Item 6.  Exhibits and Reports on Form 8-K

         31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive and Financial Officer

         32 Section 1350 Certification


         (b) Reports on Form 8-K

         Current Report on Form 8-K, dated July 21, 2003. Current Report on Form 8-K, dated June 4, 2003. Current Report on Form 8-K, dated July 18, 2003. Current Report on Form 8-K, dated September 23, 2003. Current Report on Form 8-K, dated November 12, 2003.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield in the State of New Jersey on November 19th, 2003.


                                        NUWAVE TECHNOLOGIES, INC.
                                        (Registrant)

DATE:  November 19, 2003                By: /s/ George D. Kanakis
                                            --------------------------------
                                            Chief Executive Officer and
                                            Chairman of the Board
                                            (Principal Executive and Financial
                                            Officer)