Form 10KSB
period 2003-12-31
NUWAVE TECHNOLOGIES INC
filed 2004-04-15
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                   (MARK ONE)

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2003
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission file number 0-28606

                           NUWAVE TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (name of small business issuer in its charter)

              DELAWARE                           22-3387630
    -----------------------------               --------------
    (State or other jurisdiction                (IRS Employer
  of incorporation or organization)          Identification No.)


                         1416 Morris Avenue, Suite 207
                            Union, New Jersey 07083
               Address of principal executive offices)(Zip Code)

                                (908)- 851-2470
                (Issuer's telephone number, including area code)
                                 ______________

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $19,656

Aggregate market value of the voting stock held by non-affiliates based on the last sale price for such stock at March 31, 2004: $243,867

The number of shares of Common Stock outstanding as of March 31, 2004: 1,875,902

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                           NUWAVE TECHNOLOGIES, INC.
                                  FORM 10-KSB
                                     INDEX


      PART I

      ITEM 1.  description of BUSINESS.......................................1
      Item 2.  description of properties.....................................4
      ITEM 3.  LEGAL PROCEEDINGS.............................................5
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........5

      PART II

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...........................................6
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION ................................................10
      ITEM 7.  FINANCIAL STATEMENTS.........................................18
      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................18
      ITEM 8a. CONTROLS AND PROCEDURES......................................18


      PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
               ACT..........................................................18
      ITEM 10. EXECUTIVE COMPENSATION.......................................19
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT...................................................20
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS.................................................21
      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................21
      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................24

      siGNATURES............................................................27

      This Form 10-KSB contains forward-looking statements within the meaning of 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 6, "Management's Discussion and Analysis or Plan of operation- Certain Factors That May Affect Future Results," within this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      NuWave Technologies Inc. was incorporated in Delaware on July 17, 1995.

      Since its formation in 1995, NuWave has been a technology company, focused upon the development and marketing of technology and technology products related to enhancing image and video output. NuWave continues in its efforts to identify customers and markets where it will be able to market its proprietary technology

      Over the last three years, the Company's sales have declined from $505,000 in 2001, to $286,000 in 2002 and to $20,000 in 2003, as it has had difficulty in securing buyers for its technology products in a very competitive market environment. The Company has incurred net losses of $4,273,000, $2,674,000 and $790,000 for each of the years 2001, 2002 and 2003, respectively.

      During 2003, in conjunction with a restructuring with the primary lender, the Company terminated all of its officers and employees. On September 10, 2003, the Company entered into an agreement with a lender, Cornell Capital Partners, LP ("Cornell"), to settle a default on its indebtedness owed to Cornell. Pursuant to the agreement, Cornell and the Company agreed to the following:

            1. Cornell agreed not to foreclose on its outstanding indebtedness owed by the Company. Cornell agreed to enter into a new loan agreement with the Company for $200,000 to be deposited in escrow to be used to satisfy certain outstanding obligations of the Company, including trade payables, unpaid wages, and settlement of employment agreements.

            2. In this agreement, Cornell will consider providing additional capital to the Company and assisting in identifying new businesses. Cornell has agreed to maintain the Company's public filings and status. The Company's Chief Executive Officer ("CEO") and Chairman of the Board of Directors, and Chief Financial Officer ("CFO"), agreed to resign their positions with the Company. The CEO and CFO received a settlement consisting of cash and warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share. The Company's Board of Directors appointed a nominee to its Board of Directors, selected by Cornell. Upon such appointment, the Company's Board members resigned. The Agreement was consummated on September 29, 2003, effective with the closing and the resignations of the Board members. As a result of reaching settlements to satisfy certain outstanding obligations of the Company, including trade payables, unpaid wages, and settlement of employment agreements, the Company realized a gain on forgiveness of debt of approximately $347,000, during the year ended December 31, 2003.

      During 2003, the Company made changes to its product lines and business strategy. The Company has had difficulty in selling its technology related to image and video enhancement. This technology is designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone. The Company competes in a very competitive and quickly evolving market. The Company's products have not been price competitive in the market, and this had made it difficult to obtain placements within end use electronics markets. The Company previously marketed three product lines; however, based on a reevaluation of these lines it is no longer marketing the retail and security/surveillance products and have significantly reduced our marketing efforts of the digital filtering technology and will continue to market the NuWave Video Processor (NVP).

      The NVP technology is proprietary video-enhancement technology designed to significantly enhance video output devices with clearer, sharper details and more vibrant colors when viewed on the display screen. The Company has engaged a non-exclusive independent sales agent to provide marketing, product development, promotion, sales and distribution of the NuWave Technology. This non-exclusive independent agent is marketing the Company's products and technology to electronics and other companies on a world wide basis.

      The Company intends to broaden its base of products and investments in order to diversify the product portfolio into a broad spectrum of industries and to improve profitability. In 2003 and 2004, the Company formed new subsidiaries for the purpose of acquiring and holding real estate and other assets. As of March 31, 2004, the Company holds only one real estate property, a parcel of undeveloped acreage, as discussed below.

      On October 20, 2003, NuWave formed Lehigh Acquisition Corp. ("Lehigh"). On December 22, 2003, Lehigh acquired land that the Company intends to develop into an over 55 community with individual units to be sold. A description of this property is contained in Item 2. In January and February, 2004, the Company formed NuWave Acquisition Corp., Harwood Acquisition Corp., WH Acquisition Corp. and JK Acquisition Corp.

      As of March 31, 2004, the Company has not as yet identified any other properties, markets, or investments, and has made no commitments to purchase any such assets.

OTHER POTENTIAL PRODUCTS

      The Company continues to search for companies and investments, as well as products that use the Company's technology. Each opportunity will be evaluated for both its fit for the Company and the time frame upon which it will bring a satisfactory return on the Company's investment. As of March 31, 2004, the Company has not identified nor purchased any new investment products or companies.

RESEARCH AND DEVELOPMENT

      Currently, research and development efforts are limited to refining technology for specific markets and customers from whom there may be near term sales. During 2003 the Company made its research and development testing facilities and testing equipment available to its independent commissioned agent who will work with potential customers and markets to develop sales opportunities for the Company. The agent may use the research and development facility as needed to support near term needs of potential market opportunities.

       During fiscal 2003 and 2002, $134,000 and $681,000, respectively, was spent on research and development activities.

MARKETING AND SALES

      In its technology business, the Company has contracted with a sales and marketing agent who will non-exclusively represent the Company in order to generate sales of the Company's NUWAVE Video Processor Technology. This agent previously served as the Company's chief technology officer. Under an agreement dated October 31, 2003, this agent has the non-exclusive right to market the Company products worldwide. The agent is responsible for all of its own expenses, in promoting, marketing, selling and travel. The agreement provides for a commission to the agent of 90% of the net profit on business generated by the agent. This agreement expires on October 31, 2004.

MANUFACTURING

      The Company does not contemplate that it will directly manufacture any of its products. It has contracted with third parties to manufacture its NVP Application Specific Integrating Chips ("ASIC") and its product line up. It also may license to third parties the rights to manufacture the products, through direct licensing, Original Equipment Manufacturer ("OEM") arrangements or otherwise.

      The Company intends to produce the NVP ASIC chips only as ordered under firm commitments by customers.

PATENTS; PROPRIETARY INFORMATION

      The Company is presently re-evaluating is technology line-up and product strategy. In the past, the Company has filed U.S. patents and/or copyright applications for certain of its proposed products and technology. The Company has also filed applications in key industrial countries worldwide. The Company intends to protect patents and technologies in key strategic technology product areas. These areas are currently being studied, and have not yet been clearly identified.

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

      The Company historically sold its technology and products in foreign markets. As such, it has filed for foreign patent protection in the countries forming the European Common Union, Japan and Korea. The patent laws of other countries may differ significantly from those of the United States as to the patentability of the Company's products and technology. Moreover, the degree of protection afforded by foreign patents may be different from that in the United States. Patent applications in the United States are maintained in secrecy until the patents are issued, if a non-publication request is timely made and the applications are not foreign filed, and are otherwise published 18 months after filing. Publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by several months. As a result, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions.

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

EMPLOYEES

      The Company currently has two full-time employees, of whom one is an executive and depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, development and construction. The Company also retains a number of consultants on an as-needed basis.

ITEM 2. PROPERTIES

      The Company maintains it headquarters in Union, New Jersey, a shared space for which the Company pays $500 per month, on a month to month basis. In addition, the Company maintains approximately 1,000 square feet of lab and storage space in Fairfield, New Jersey. The Company pays $1,200 per month, on a month to month basis.

      Effective in 2003, the Company began seeking investments in real estate properties. Currently, there are no limitations on the types of assets the Company may invest. This policy may be changed without the consent of shareholders. It is the Company's policy to invest in properties primarily for possible capital gain.

      The Company may invest in most any properties, including, for example: undeveloped acreage; shopping centers; single family residential and office buildings. The Company intends to finance the acquisition of these properties through a combination of debt and equity financing. The Company's objective is to invest and then sell, in order to recognize the benefit of the capital gain. The Company intends to hold and manage properties for only the duration which will facilitate the sale for the possible capital gain.

      The Company has no current intention to invest in real estate mortgages. The Company may invest in the common stock of companies that are in the real estate business. Primary real estate activities in which the Company may invest in the future include investing in: undeveloped and developed properties.

      On December 22, 2003, the Company acquired a parcel of undeveloped acreage in Cranford, New Jersey. This land was purchased for $4,950,000 from Stone Street Asset Management, LLC, a company under common control with Cornell. The Company obtained an appraisal by an independent Certified General Real Estate Appraiser, who valued the acreage at $4,950,000. In exchange for the undeveloped acreage, the Company issued $3,550,000 in convertible debentures and $1,400,000 in a note payable. $3,300,000 of the convertible debentures are collateralized with a first mortgage lien on the land, which debentures are held by Cornell Capital Partners, LP. The $1,400,000 note payable is secured with a second mortgage on the land and is held by Stone Street Asset Management, LLC. Stone Street and Cornell Capital are related parties in that they have common ownership. The $4,950,000 purchase price of the undeveloped acreage is at a price that is approximately $2,035,000 greater than the cost basis in the hands of Stone Street immediately prior to the sale. Stone Street purchased the property from an independent 3rd party in August, 2003. As a result of Stone Street's relationship with Cornell, and Cornell's relationship with the Company, the Company has recorded the land at its cost basis in the hands of the seller. The Company has a deeded interest in the property. Of the obligations due under the convertible debentures $250,000 are due in December 2005 and $3,300,000 are due in December 2008. The holders of the convertible debentures may convert a portion into the Company's common stock at any time. The $1,400,000 note is payable over 60 months, starting January 1, 2005. All of these obligations accrue interest at a 5% annual interest rate.

      The Company intends to develop the property into a 55 and over, residential community. The Company intends to develop residential dwelling units and limited retail space on the site. The residential dwelling units will be sold to individual buyers. Currently the acreage is not developed. The Company believes that there is a demand for these 55 and over units. Reasons include: an aging population with disposable income, the continued positive economic outlook for the Northeast economy and the positive local economics in the Cranford, New Jersey area. The Company expects that planning for the project will be completed in 2004 and that construction and development will begin in 2005. The Company is currently developing cost estimates for the development of the property.

      The Company maintains adequate liability insurance on the undeveloped acreage.

ITEM 3.  LEGAL PROCEEDINGS

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

      The Company's Common Stock, par value $.001 per share ("Common Stock") is traded on the OTC bulletin board (OTCBB) Market under the symbol NUWV. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. Prior to August 13, 2002, the stock had been traded on the NASDAQ SmallCap Market. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the NASDAQ SmallCap Stock Market during each of the quarters presented until August 12, 2002 and the OTCBB subsequent to August 12, 2002. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. On July 21, 2003, the Company effected a 1:50 reverse stock split, as previously approved by shareholders. All closing sales prices below have been restated retroactively for the effect of the reverse stock split.



                                                        Common
                                                        Stock
                                                   HIGH        LOW
               QUARTERLY PERIOD ENDED
               March 31, 2002                      52.50      29.50
               June 30, 2002                       36.50      15.00
               September 30, 2002                  20.50       3.50
               December 31, 2002                    7.00       0.50
               March 31, 2003                       8.00       0.18
               June 30, 2003                        0.45       0.10
               September 30, 2003                   0.60       0.10
               December 31, 2003                    0.31       0.10

      As of March 29, 2004, there were approximately 189 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

      During October, 2003, the Company redeemed its convertible preferred stock. In accordance with the redemption, the Company paid a one time deemed dividend - redemption premium in total of $19,400. These convertible preferred shares have now all been redeemed are there remain no shares outstanding.

      The Company has never declared or paid any cash dividends on its common shares. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any further cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

CONVERTIBLE DEBENTURES

      During October 2003, the Company raised $200,000 through the issuance of a convertible debenture to Cornell. In addition, during December 2003, the Company raised $195,000 through the issuance of convertible debentures to various unrelated parties. On December 22, 2003, the Company issued a convertible debenture for $3,300,000 to Cornell in connection with the acquisition of land held for development and sale which is secured through a first mortgage lien on the land. All of these debentures bear interest at a rate of 5% per annum, with interest due at maturity or upon conversion. These debentures mature at various dates ranging from October 2005 through December 2008.

      At the option of the Company, upon the maturity date, these convertible debentures may be converted into the Company's Common Stock. At the option of the holder, at any time prior to maturity, any portion of these convertible debentures may be converted into Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of
(a) 120% of the closing bid price, or (b) 80% of the lowest daily volume weighted average price for the five days immediately preceding the conversion date. In addition, the Company may redeem, with 30 days advance notice, a portion or all of these outstanding debentures at 120% of the dollar value of the amount redeemed plus accrued interest. Under the conversion limitation for the debentures held by Cornell, the Company may issue shares under conversion only so long as, at conversion, Cornell holds no more than 9.9% of the Company's outstanding shares.

      The Company has recorded debt discounts of $986,000 ($875,000 of which related to convertible debentures issued to Cornell) at issuance of these convertible debentures to reflect the value of the beneficial conversion feature related to the convertible debentures. Accordingly, the Company has recorded the value of the beneficial conversion features as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital.

      The Company is amortizing the debt discount over the term of the related debentures which range from 24 months to 60 months.

SECURED NOTE PAYABLE - RELATED PARTY

      On December 22, 2003, Lehigh issued a secured note for $1,400,000 to Stone Street in conjunction with its purchase of land in New Jersey. The note provides for the payment of sixty equal monthly installments of principal and interest of $27,741 beginning on January 1, 2005, matures on January 10, 2010 and is secured through a second mortgage on the land. The note bears interest at a rate of 5% per annum.

WARRANTS

      On September 24, 2003, the Company issued 200,000 warrants to purchase the Company's common stock at $1.00 per share. These warrants were issued to two former officers for prior services provided to the Company. The warrants are exercisable over a five-year period which expires in September 2008.

EQUITY LINE OF CREDIT AND ADVANCES

      On April 15, 2002, the Company entered into a $3,000,000 Equity Line of Credit Agreement (the "Agreement") with Cornell (the "Purchaser"). Provided the Company was in compliance with the terms of the Agreement, the Company could, at its option, periodically require the Purchaser to purchase up to $100,000 in any seven day period of the Company's common stock (the "put" shares) up to a maximum of $3,000,000 over the next two years, commencing on May 31, 2002 (the effective date of a Securities Act of 1933 registration statement on Form SB-2 for the registration of 100,000 shares of common stock to be sold under the Agreement, plus 4,762 shares of common stock mentioned below). Additional registration statements added 280,000 shares on November 1, 2002 and 1,200,000 shares on January 10, 2003, bringing the total registered shares to 1,580,000 under the Agreement. The Company issued to the Purchaser 4,362 shares of common stock as a commitment fee for entering into the Agreement. In addition, the Company issued to the placement agent 400 shares of the Company's common stock. For each share of common stock purchased under the Equity Line of Credit, the Purchaser paid 97% of the then Market Price (as defined in the Agreement), and was paid a fee of 4% of each advance. This Agreement expires on April 15, 2004. The Company has issued 1,343,168 and 235,650 common shares under the Agreement for the years ended December 31, 2003 and 2002, respectively.

      The Agreement was non-exclusive; thereby permitting the Company to offer and sell its securities to third parties while the Equity Line of Credit was in effect. The Company had the option to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder. During July 2003, the Company reached the limit of 1,580,000 registered shares that were issuable under the Agreement.

      The Company received loans aggregating $357,000 and $525,000 during the years ended December 31, 2003 and 2002, respectively. The Company repaid certain of these loans in the amounts of $273,000 and $325,000, in each of the years December 31, 2003 and 2002, respectively through the issuance of 1,151,490 and 187,374 shares of the Company's common stock. The common shares issued to repay these notes were issued at a 3% discount. These loans were non-interest bearing during their terms, which ranged from 90 days to 180 days.

      The balance of these loans as of September 2003, totaling $284,000, were not repaid within their term and were in default. During September 2003, the Company entered into an agreement with Cornell to settle the default on these loans. In connection therewith, Cornell agreed not to foreclose on its outstanding indebtedness of $284,000 owed by the Company. In addition, on September 29, 2003, Cornell entered into a new loan agreement with the Company for $200,000 to be deposited in escrow to be used to satisfy certain outstanding obligations of the Company, including trade payables, unpaid wages, and settlement of employment agreements. The loan was non-interest bearing for its original term of 180 days.

      On March 27, 2004, the $200,000 loan matured and was not repaid according to its terms. On April 5, 2004, Cornell agreed to extend the due dates of the $284,000 of loans and the $200,000 loan to April 15, 2005. While in default and through the extended maturity date, the $284,000 of loans and the $200,000 loan accrue interest from the default dates at a rate of 24% per annum.

CONVERTIBLE PREFERRED STOCK

      During May 2003, the Company entered into a Securities Purchase Agreement with several independent buyers whereby the Company issued and sold to the buyers 67,000 shares of Series A Preferred Stock at $1 per share. The buyers were entitled, at their option, to convert the Series A Preferred Stock into shares of the Company's Common Stock at any time commencing after May 1, 2004 at an adjusted conversion price of $0.05 per share. Any unconverted shares as of May 1, 2005 would automatically convert into shares of the Company's Common Stock at an adjusted conversion price of $0.05 per share. The Company had the right to redeem the outstanding Preferred Stock upon 30 days written notice at a redemption price of 150% of the subscription amount plus interest on the purchase price of 24%. If the Company chooses to redeem some, but not all, of the Series A Preferred Stock, the Company could redeem a pro rata amount from each holder of the Series A Preferred Stock. The preferred stock was redeemed by the Company in October 2003 for a total redemption price of $86,400. The $19,400 excess of the amount of the redemption over the amount of the original issue has been recorded as a deemed dividend - redemption premium on the convertible preferred stock.

SHARES ISSUED FOR SERVICES

      On June 30, 2003, the Company issued 25,000 shares of common stock valued at approximately $5,000 in exchange for services provided to the Company.

INCREASE IN AUTHORIZED SHARES, REDUCTION IN PAR VALUE AND REVERSE STOCK SPLIT

      On December 20, 2002, the stockholders approved an increase in the number of authorized shares from 40,000,000 to 140,000,000 and a reduction of the par value per share from $0.01 to $0.001. The change in par value has been reflected in the consolidated financial statements during 2002. On July 21, 2003, the Company's Board of Directors declared effective a reverse split of the Company's common shares in the ratio of 1 to 50 as voted on and approved by the stockholders at the Company's Annual Stockholders' meeting held on December 20, 2002, and effective on July 21, 2003. All share and per share amounts have been retroactively restated for the stock split.

ISSUANCE OF COMMON STOCK

      Between June 7, 2002 and June 30, 2002 the Company entered into agreements with various investors whereby a total of 22,203 shares of Common Stock and warrants exercisable at $50 per share for 1,000 shares of common stock were issued for an aggregate purchase price of $330,350. In connection with the issuance of these shares, the Company incurred costs of $35,664 in placement agent fees and expenses.

      On February 27, 2002, the Company entered into an agreement with an investor whereby the Company issued 4,285 shares of common stock for an aggregate purchase price of $150,000 and warrants to purchase up to 1,000 shares of Common Stock at an exercise price of $50.00 per share with an exercise period of five years expiring February 27, 2007. Under the terms of the agreement a consultant was paid a finder's fee of $1,500 representing one percent of the purchase price.

      On February 5, 2002, the Company entered into a private placement agreement with investors whereby the Company issued 12,000 shares of the Company's common stock for an aggregate purchase price of $330,000. In connection with this agreement, the Company issued to the Placement Agent a Placement Agent Warrant, exercisable to purchase up to 600 shares of common stock, representing five percent of the total of the stock issued in the Offering. The warrants shall be exercisable for a period of five years, expiring on February 8, 2007, at an exercise price of $27.50 per share. The Placement Agent also received a cash placement fee of eight percent of the purchase price and a non-accountable allowance equal to two percent of the purchase price, totaling $33,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATIONS

                         SUMMARY FINANCIAL INFORMATION

            The summary financial data set forth below are derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Form 10-KSB.


                                      YEAR ENDED         YEAR ENDED
 CONSOLIDATED STATEMENT OF           DECEMBER 31,       DECEMBER 31,
      OPERATIONS:                        2003               2002
(in thousands, except for per
share and per share data)
Revenues                             $        20         $     286
Net loss - common shareholders       $      (809)        $  (2,674)
Net loss per common - basic and      $      (.56)        $   (9.37)
   diluted
Weighted average number of
shares - basic and diluted             1,455,365           285,315

                                     DECEMBER 31,
CONSOLIDATED BALANCE SHEET DATA:        2003
Working capital deficiency           $    (50)
Total assets                         $  3,319
Total liabilities                    $  5,024
Stockholders' deficiency             $ (1,705)

FORWARD-LOOKING STATEMENTS

            This Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Marketing and Sales," "Research and Development," "Manufacturing," "Liquidity and Capital Resources" and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital, the Company's ability to obtain the various approvals and permits for the land development and the risk factors detailed from time to time in the Company's annual report on Form 10-KSB and other materials filed with the Securities and Exchange Commission ("SEC").

            All   subsequent   written  and  oral   forward-looking   statements
attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

GENERAL

             Our mission is to profitably exploit our proprietary imaging technology and to identify and develop other business opportunities that will diversify the Company's operations. We have diversified the Company's operations by acquiring land for development and sale. We also have been focusing on technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost. We have developed and are currently marketing the NUWAVE Video Processor (NVP) Technology (see "Marketing and Sales").

NOTE - THE COMPANY WILL DISCUSS ITS TECHNOLOGY BUSINESS UNDER RESULTS OF OPERATIONS AND WILL DISCUSS ITS NEW REAL ESTATE DEVELOPMENT BUSINESS UNDER PLAN OF OPERATION. SEE BELOW.

RESULTS OF OPERATIONS - TECHNOLOGY BUSINESS OPERATIONS

      Revenues for the year ended December 31, 2003 were $20,000 as compared to $286,000 for the prior year. Revenues for 2003 were negatively impacted by increased competition and price compression in the image and video sectors of the electronics markets. Revenues for 2002 were a direct result of the introduction of our first retail product, the VGE 101 and an agreement with Gemini Industries, Inc. to become the exclusive licensee of NUWAVE's VGE retail products. The Gemini program was not successful, and the Company is no longer marketing the VGE retail products.

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

      The sales for the year ended December 31, 2002 were primarily sales of the Company's remaining domestic VGE inventory to Gemini, as the Company's efforts were concentrated on sales of NVP 1104. Cost of Sales for 2003 was $5,000 versus $390,000 for 2002. The decrease in cost of sales was a result of a decrease in sales. Cost of sales in 2002 was primarily the result of a write-off of the Company's December 31, 2002 remaining physical inventory in the amount of $230,000 consisting of the discontinued domestic and European VGE product and the related NVP 1104 ASIC chips. Research and development costs for the year ended December 31, 2003 were $134,000; a reduction of $547,000 from the prior year. This reduction primarily resulted from a reduction in all research and development due to liquidity constraints and the head count reductions in order to trim costs. The decreases in research and development were in engineering salaries and outside consulting fees which decreased $504,000 from 2002; and, a $54,000 reduction in lab supplies and lab operating expenses. General and administrative expenses related to the technology business for the year ended December 31, 2003 were $943,000 a decrease of $1,128,000 from the prior year. This decrease was the result of a significant reduction in most all expenses resulting from the resignation of all management and employees with only a new CEO in September, 2003 and one other administrative employee hired on November 1, 2003. The decrease also resulted from continued Company wide cost cutting efforts. There were major decreases in marketing and sales expenses of $117,000, salaries of $278,000, professional fees $171,000, investor relations of $77,000, financial consulting of $128,000, closing of overseas operations of $110,000, insurance of $133,000, and domestic rent of $46,000. Interest expense for non real estate operations increased $44,000 on account of additional notes payable to finance liquidity and paying interest rates on these notes at the default penalty rate of 24% per anum. Gain on forgiveness of debt increased $347,000 due to settlement of various liabilities for approximately 10% of the amounts owed.

      The Company recorded a consolidated net loss of $790,000 for the year ended December 31, 2003. After subtracting the loss associated with the real estate operations (which are discussed in the plan of operation, below) the Company incurred a net loss of $764,000. This compares favorably to the

$2,674,000 loss incurred in the year ended December 31, 2002. This decrease in loss of $1,910,000 is primarily attributable to the Company-wide cost cutting, which occurred during 2003, as discussed above. These decreases in operating expenses were offset by the decrease in the Company's benefit from income tax of $187,000.

PLAN OF OPERATION - REAL ESTATE ACTIVITIES

      During 2003, the Company has diversified its business by investing in real estate and real estate development activities. The Company's first real estate investment was not made until December 22, 2003. There are no revenues from real estate activities. Revenues in real estate are not projected to be realized until mid to late 2005. The Company's real estate related operating costs include primarily real estate taxes. The Company recorded a net loss on real estate operations of approximately $26,000.

      The Company has acquired a parcel of undeveloped acreage for $4,950,000. The Company obtained an appraisal by an independent Certified General Real Estate Appraiser, who valued the acreage at $4,950,000. The Company's tentative plans call for the development of approximately 100 residential dwelling units. The Company intends to engage an architect during mid 2004 for the purpose drawing up specifications and establishing budgets for costs for the project. Once the architectural plans are in place, the Company will interview and contract with a developer to build out the property.

      Land development and construction costs are roughly estimated to be $8,000,000 to $10,000,000. The Company will have to raise additional funds to finance construction, either from issuing additional shares of stock or through bank or other debt financing.

      The Company may purchase other real estate properties, once financing is in place. In conjunction with the increase in Company activities and the management of additional properties, the Company intends to hire four to six additional employees during the year.

LIQUIDITY AND CAPITAL RESOURCES

      Common stock share prices and numbers of shares have been adjusted for the effect of the 1:50 reverse stock split, which was effective July 21, 2003.

      The primary source of financing for the Company since inception has been through the issuance of common and preferred stock and debt. The Company utilized the Equity Line of Credit to generate cash of $396,000 and $1,490,000, for each of the years 2003 and 2002, respectively. In addition, the Company has issued convertible debentures $3,945,000 to both Cornell and to others, with $3,550,000 being used for the acquisition of the undeveloped land. The Company had cash balances on hand of $119,000 and $174,000 for each of the years ended December 31, 2003 and 2002. The Company's cash position continues to be uncertain. The Company's primary cash needs are to fund ongoing operations, to satisfy accrued liabilities and to develop its real property project. Cornell Capital agreed to extend the maturity of the notes until April 15, 2005. The Company will defer any land development and construction expenditures until after it has arranged adequate funding. For funding during the period ending March 31, 2005, the Company intends to seek financing through a combination of sources, the plans for which are not yet resolved. These sources might include funding through the issuance of securities or loans.

      In conjunction with the acquisition for $4,950,000 of the undeveloped acreage, the Company issued a $1,400,000 note payable to Stone Street Asset Management, LLC and convertible debentures of $3,300,000 to Cornell and $250,000 to others.

      Under the conversion limitation for the debentures held by Cornell, the Company may issue shares under conversion only so long as, at conversion, Cornell holds no more than 9.9% of the Company's outstanding shares.

      The Company will continue to rely on the sale of securities or loans for near term working capital needs. In addition, the Company will seek outside mortgage financing for certain of the properties that it might acquire in the future, as well as to finance development and construction of the dwelling units on the undeveloped acreage. The severe cost cutting has reduced cash requirements of the Company substantially. The Company projects that its anticipated funding, in conjunction with some mortgage financing through outside unrelated parties, will provide the Company with adequate working capital through mid 2005. In their report on the audit of NUWAVE's financial statements for the years ended December 31, 2003, and 2002 our independent auditors included an explanatory paragraph in their report because there is substantial doubt about our ability to continue in business as a going concern.

      During the year ended December 31, 2003, the Company had a net decrease in cash of $55,000. The Company's sources and uses of funds were as follows:

      CASH USED IN OPERATING ACTIVITIES. The Company used net cash of $858,000 in its operating activities. This was primarily driven by a consolidated net loss of $790,000, offset by a non-cash gain on forgiveness of debt of $347,000. Net cash increased through decreases in inventory, prepaids and other assets totaling $203,000.

      CASH USED IN INVESTING ACTIVITIES. The Company used net cash of $55,000 for development costs on the land acquired.

      CASH PROVIDED BY FINANCING ACTIVITIES. The Company raised $557,000 in advances under the Equity Line of Credit and another $39,000 in sales of common stock under the Equity Line of Credit. In addition, the Company raised $395,000 in funds through issuance of convertible debentures. $200,000 of the convertible debentures were issued to a related party. During 2003, the Company issued and then redeemed $67,000 in convertible preferred stock. Upon redemption, the Company paid a deemed dividend of $19,000. During 2003 the Company also repaid $115,000 of a note payable to a former officer/shareholder.

      At December 31, 2003, the Company has negative net working capital of $50,000. The Company intends to monitor spending carefully until such time that new funding is arranged.

CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

      Our significant accounting policies are summarized in Note 3 of our consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

      There are no critical accounting policies.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the third quarter of 2003. The adoption did not have an impact on the consolidated financial statements.

      In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2004. The adoption of FIN 46 for provisions effective during 2003 did not have a material impact on the consolidated financial statements.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

            The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

      1.    WE HAVE ONLY A LIMITED OPERATING HISTORY.

      As to the technology business, until June of 2001 the Company was a development stage enterprise. At that time the Company shifted to commercialization and thus have had only a limited operating history. Since inception in July 1995, the Company has been engaged primarily in raising funds and continuing the development of the NUWAVE Video Processor (NVP) Technology. During the second half of 2001 the Company began producing and selling the NVP Video Processor in an ASIC format for the OEM market and our first set top box product utilizing the NVP technology the

VGE for the retail market. During late 2002 and throughout 2003, the Company has terminated all engineering employees and most all engineering and product development consultants in an effort to reduce costs. As of March 31, 2004, the Company is utilizing the services of a sales agent to identify and develop markets and opportunities for our proprietary video and imaging technology There remain many risks as the Company now seeks to profitably commercialize its technology. There can be no assurance that the Company will be able to generate significant revenues or achieve profitable operations.

      The Company entered the real estate market in December 2003. The Company is not likely to see revenue from its real estate investments until some time in 2005 and 2006. There remain many risks, such as market risks, interest rates and competition in this market. There can be no assurance that we will be able to generate significant revenues or achieve profitable operations

      2. WE HAVE A HISTORY OF INCURRING LOSSES AND WE ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES.

      To date, we have received only limited revenue from the sale of our technology products, and no revenue yet from the real estate business. There can be no assurance that our technology or real estate products will be able to compete successfully in the marketplace and/or generate significant revenue. We have incurred significant costs in connection with the development of our technologies and proposed products and there is no assurance that it will achieve sufficient revenues to offset anticipated operating costs. As of December 31, 2003, we had an accumulated deficit of approximately $27,923,000. We anticipate receiving only limited revenues from the technology business during 2004. Revenues from real estate are not forecast until 2005. Management anticipates that we may continue to incur losses for at least the next twelve months. Included in such former and future losses are research and development expenses, marketing costs, real estate carrying cost such as taxes and interest and general and administrative expenses. We anticipate that our losses will continue until we are able to generate sufficient revenues to support our operations.

      3. OUR CONTINUED DEVELOPMENT EFFORTS AND FUTURE GROWTH DEPEND UPON OUR ABILITY TO RAISE ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE TO US WHEN NEEDED OR ON ACCEPTABLE TERMS.

      Our capital requirements in connection with our development activities have been significant. We have been dependent upon the proceeds of sales of our securities to private investors to fund our initial development activities. Since our initial public offering in July 1996, we have obtained needed capital through private placements of our securities. We anticipate, based on our current proposed plans and assumptions relating to our operations, that we will require additional capital in order to implement our business plan (see Liquidity and Capital Resources and Plan of Operation and Management's Discussion and Analysis). On April 15, 2002, the Company entered into a $3 million Equity Line of Credit with Cornell Capital Partners, LP a qualified investor (the "Purchaser"). That Equity Line of Credit expires on April 15, 2004. We intend to seek a two year renewal of the Equity Line of Credit. In their report on the audit of NUWAVE's financial statements for the year ended December 31, 2003, our independent auditors included an explanatory paragraph in each of their report because there is substantial doubt about our ability to continue as a going concern. To the extent that any future financing involves the sale of our equity securities, our existing stockholders could be substantially diluted.

      4.    COMPETITION

      Intense competition exists in the technology markets that we are in. Customers that purchase our products are subject to significant pressure to reduce costs, given the significant price compression in all consumer electronic markets. Accordingly, these factors place intense downward pressure on the prices of our key products, which may prevent the Company from realizing a profit on sale of products.

      The Company has entered into a non-exclusive contract with a sales and marketing agent. This agent is the Company's former chief technology officer. This agent will represent the Company and support the evolution and any necessary further development of the Company's technology, in exchange for a commission of 90% of net profits derived from such efforts.

      5.    MARKET PRICE FLUCTUATIONS

      The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the electronics and real estate markets, changes in earnings estimates, recommendations by analysts and other events.

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

      6. OUR COMMON STOCK HAS BECOME SUBJECT TO "PENNY STOCK" RESTRICTIONS UNDER FEDERAL SECURITIES LAWS, WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK, SO STOCKHOLDERS FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR STOCK.

      The Securities and Exchange Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. On December 31 2003, the closing price for our common stock, as quoted on the Over the Counter Bulletin Board, was $0.14 per share and therefore, our common stock is designated a "Penny Stock." As a penny stock, our common stock may become subject to Rule 15g-9 under the Exchange Act or the Penny Stock Rules. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities
Exchange Act of 1934, as amended. These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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


      7. FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

      Sales of our common stock in the public market following this offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 1,875,902 shares of common stock shown as outstanding as of March 31, 2004, 637,000 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The remaining 1,238,902 shares of common stock which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration.

      In addition, there are outstanding warrants to purchase up to 218,230 shares of common stock and $3,945,000 of debentures convertible into 35,223,214 shares of common stock at a price equal to the lesser of (a) 120% of the closing bid price or (b) 80% of the lowest daily volume weighted average price for the five days immediately preceding the conversion date.

ITEM 7.  FINANCIAL STATEMENTS

      The information required by this item is incorporated by reference to pages F-1 through F-25 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 30, 2003, NuWave Technologies, Inc. dismissed Eisner LLP as its independent certified public accountant.

      Eisner's report on NuWave's financial statements for the years ended December 31, 2001 and 2002, respectively, did not contain an adverse opinion or a disclaimer of opinion. However, the report did reflect a going concern uncertainty.

      Eisner's dismissal was recommended and approved by the Company's Board of Directors.

      Since January 1, 2001, as well as any subsequent interim period prior to dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

      Since January 1, 2001, as well as any subsequent interim period prior to dismissal, Eisner did not advise NuWave Technologies, Inc. of any of the matters identified in paragraph (a)(1)(iv)(B) of Item 304 of Regulation S-B.

      On October 30, 2003, NuWave Technologies, Inc. engaged Marcum & Kleigman LLP as its principal accountant to audit NuWave Technologies's financial statements. NuWave did not consult Marcum & Kleigman LLP on any matters described in paragraph (a)(2)(i) or (ii) of Item 304 of Regulation S-B since January 1, 2003 or any subsequent interim period prior to engaging Marcum & Kliegman LLP.

ITEM 8A.  CONTROLS AND PROCEDURES

      Based on his evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have not been significant changes in our controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      Set forth below are the names as of April 10, 2004 and the business experience of the directors and executive officers of the Company:

       NAME               AGE                   POSITION

George D. Kanakis          31    President, Chief Executive and Financial
                                 Officer and Director
Robert B. Legnosky         30    Director

--------------------------------------------------------------------------------

      GEORGE D. KANAKIS has been a Director and President and Chief Executive Officer of the Company since September 10, 2003. From March 2002 through August 2003, he had been a Vice President Of Corporate Finance for Cornell Capital Partners, LP, where he structured equity and debt financings, as well as provided consulting to clients on mergers and acquisitions. From 1993 to 2001 Mr. Kanakis managed the Futures and Options Group at Barclays Capital, where he serviced primarily institutional clients, around the world. Mr. Kanakis holds an MBA in Finance and Investments from the Zicklin School of Business at Baruch College where he graduated in December 2001 and a degree in Economics from Rutgers University where he graduated in May 1995.

      ROBERT B. LEGNOSKY has been a Director since September 10, 2003. Since October 30, 2002, Mr. Legnosky has been serving as the President and Chief Executive Officer of Celerity Systems, Inc. Celerity is related to Cornell Capital Partners, LP. From 1998 through October, 2002, Mr. Legnosky has served as a Senior Technical Consultant with AXA Financial/Equitable Life where he provided technical support and direction on cash analysis and monitored unprocessed cash reports to ensure service standards. Between 1997 to 1998, Mr. Legnosky served as a Sales Associate with Cybermax Computer Inc. where he advised consumers on personal computers, provided technical support to clients, and drafted proposals. Between 1997 to 1998, Mr. Legnosky also served as a Group Life Claims Manager with Prudential Insurance Company where he evaluated life insurance claims. Mr. Legnosky graduated from Rutgers University with a Bachelor of Science and Bachelor of Arts degree in 1996.

CODE OF ETHICS

      On March 30, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

Committees

      NuWave's Board of Directors serves as the audit committee. The Board of Directors does not have a "financial expert" due to the lack of capital needed to attract a qualified expert.

ITEM 10.  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2003, 2002 and 2001 paid to George D. Kanakis and Gerald Zarin ("Named Executive Officer"). No other executive officer received compensation exceeding $100,000 during the fiscal years ended December 31, 2003, 2002 and 2001. Mr. Kanakis became our
Chief Executive Officer on September 10, 2003. The employment of Mr. Zaris terminated on September 29, 2003. The following table sets forth the annual compensation paid by the Company for services performed on the Company's behalf for the fiscal years ended December 31, 2001, 2002 and 2003, with respect to those persons who were, as of December 31, 2003, the Company's Chief Executive Officer and the Company's executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                      ANNUAL COMPENSATION                  COMPENSATION AWARDS
                                      -------------------                  -------------------
                                                                       SECURITIES
                                                                       UNDERLYING
                                                            OTHER       OPTIONS
        NAME AND                                           ANNUAL       (NUMBER         ALL OTHER
   PRINCIPAL POSITION          YEAR    SALARY    BONUS   COMPENSATION  OF SHARES)(1)  COMPENSATION
   ------------------          ----    ------    -----   ------------  -------------  ------------
George D. Kanakis, President
and Chief Executive Officer    2003   $ 12,500

Gerald Zarin                   2003   $ 117,000     $0         $0           0               $0
Former President and           2002   $ 155,000   $30,000      $0           0               $0
Chief Executive Officer        2001   $ 144,000     $0         $0        200,000            $0

      Note: George D. Kanakis, President and CEO has an annual salary of $75,000.

      Note: Gerald Zarin's employment terminated on September 29, 2003. In conjunction therewith, he received 100,000 warrants to purchase the Company's stock at $1.00 per share. Mr. Zarin surrendered all options upon his resignation during 2003.

NO STOCK OPTIONS

      For the Year Ended December 31, 2003, there were no options granted.

      On January 12, 2003, the former executive Officers of the Company and all employees voluntarily and irrevocably surrendered all options granted to them though that date. As such, no options remain outstanding as of this date. On December 31, 2003, all stock option plans were terminated.

DIRECTORS' COMPENSATION

      Directors who are not employees of the Company are entitled to a fee of $2,500 per year and $500 per meeting attended (other than telephonic meetings) for serving on the Board of Directors. Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS

      The Company does not currently have any employment contracts with its sole officer, Mr. Kanakis. Until September 29, 2003, the Company had employment agreements with its former President and CEO, Mr. Gerald Zarin and its Chief Financial Officer, Mr. Jeremiah F. O'Brien. These agreements terminated upon the September 29, 2003 resignations of these two former officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT

BENEFICIAL OWNERS

      The table below is based on information obtained from the persons named therein with respect to the shares of Common Stock beneficially owned, as of the March 31, 2004 (except as noted below), by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and
(iv) all executive officers and directors of the Company as a group

      Company has been advised that no shares are held by any current Director or Officer of the Company.

                                            AMOUNT AND NATURE OF    PERCENTAGE OF OUTSTANDING SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP                OWNED
------------------------------------        --------------------                -----
Cornell Capital Partners, LP                      481,140                        9.9%
101 Hudson Street
Jersey City, NJ 07302


Note: Cornell holds $3,500,000 of convertible debentures in the Company. The Company may exercise conversion of the debenture into common stock, so long as after the conversion, the Company holds not more than 9.9% of the Company's outstanding common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Lehigh acquired a parcel of land in New Jersey for $4,950,000 that it intends to develop and then sell. Lehigh based its purchase price on an independent commercial appraisal. This land was acquired from Stone Street Asset Management LLC ("Stone Street"), a company under common control with Cornell. In connection with this purchase of land, the Company incurred debt obligations consisting of a $3,300,000 convertible debenture to Cornell, $250,000 of convertible debentures to unrelated parties and a $1,400,000 secured note payable to Stone Street. As a result of Stone Street's relationship with Cornell, and Cornell's relationship with Company, the Company has recorded land at the cost basis recorded by Stone Street of approximately $2,915,000 in accordance with accounting rules regarding transfer of non-monetary assets.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   DOCUMENTS FILED AS PART OF THIS REPORT.

      See index to Consolidated Financial Statements attached, which are filed as part of this report.

(B)   REPORTS ON FORM 8-K.

      A summary of the Company's 8-K filings for the period October 1, 2003 through December 31, 2003 follows:

      On Form 8-K filed on October 30, 2003, the Company reported that effective October 30, 2003, that it dismissed Eisner LLP as its independent certified public accountants. This change was approved by the Company's Board of Directors on October 30, 2003. The Company, on same date engaged Marcum & Kliegman LLP as its new principal accountant.

      On Form 8-K filed on October 2, 2003, the Company reported that it had reached an agreement with Cornell Capital Partners, LP to settle a default on its indebtedness owed to Cornell. In addition, Cornell agreed to enter into a new loan with the Company for net proceeds of $195,000 to be used to satisfy outstanding obligations. In addition, Cornell will assist the Company by considering to provide capital, intending to maintain the Company's public filings and assisting in identifying new business. In addition, the Company's CEO and CFO resigned, each receiving 100,000 warrants to purchase the Company's common stock for $1.00 per share. The Company's board of directors appointed a nominee to its board of directors selected by Cornell. Except for the nominee, the Company's other board members resigned.

(C)   THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REGISTRATION STATEMENT:

                        EXHIBITS SECTION NEEDS MORE WORK

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

10.1* Form of Indemnification Agreement between the Company and its directors, dated as of January 31, 1996 (See Exhibit 10.24 to Registration Statement on Form SB-2 filed with the Commission on April 2, 1996).

10.2* Letter Agreement, dated March 3, 1998, between NuWave Technologies, Inc. and Janssen/Meyers Associates, L.P. (See Exhibit 10.41 to Annual Report on Form 10-KSB filed with the Commission on March 25,
            1998).

10.3* Warrant, dated March 3, 1998, executed by NuWave Technologies, Inc. in favor of Janssen/Meyers Associates, L.P., to purchase up to 400,000 shares of Common Stock, par value $.01 per share, of NuWave Technologies, Inc. (See Exhibit 10.41 to Annual Report on Form 10-KSB filed with the Commission on March 25, 1998).

10.4* Placement Agency Agreement, dated as of May 11, 1998, between Janssen-Meyers Associates, L.P. and NuWave Technologies, Inc. (See
            Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on June 11, 1998).

10.5* Warrant Agreement, dated May 15, 1998, between NuWave Technologies, Inc. and American Stock Transfer & Trust Company (See Exhibit 10.3 to Current Report on Form 8-K filed with the Commission on June 11,
            1998).

10.6* Form of Warrant Certificate (See Exhibit 10.4 to Current Report on Form 8-K filed with the Commission on June 11, 1998).

10.7* Form of Placement Agent Warrant Certificate (See Exhibit 10.6 to Current Report on Form 8-K filed with the Commission on June 11,
            1998).

10.8* Form of Subscription Agreement (See Exhibit 10.7 to Current Report on Form 8-K filed with the Commission on June 11, 1998).

10.9* Placement Agency Agreement, dated as of February 14, 2000, between Janssen-Meyers Associates, L.P. and NUWAVE Technologies, Inc. (See
            Exhibit 10.56 to Annual Report on Form 10-KSB filed with the Commission on March 30, 2000).

10.10* Warrant Agreement, dated March 13, 2000, between NUWAVE Technologies, Inc. and American Stock Transfer & Trust Company. (See
            Exhibit 10.57 to Annual Report on Form 10-KSB filed with the Commission on March 30, 2000).

10.11* Form of Warrant Certificate. (See Exhibit 10.58 to Annual Report on Form 10-KSB filed with the Commission on March 30, 2000).

10.12* Form of Subscription Agreement. (See Exhibit 10.59 to Annual Report on Form 10-KSB filed with the Commission on March 30, 2000).

10.13* Placement Agent Warrant Agreement, dated March 13, 2000, between NUWAVE Technologies, Inc. Janssen-Meyers Associates, L.P. (See
            Exhibit 10.60 to Annual Report on Form 10-KSB filed with the Commission on March 30, 2000).

10.14* Option Agreement for Purchase of Common Stock dated as of August 14, 2001 between NUWAVE Technologies, Inc., and SHEENWAY (Hong Kong) LTD.

10.15* Option Agreement for Purchase of Common Stock dated as of April 30, 2001 between NUWAVE Technologies, Inc., and Richard Ekstract.

10.16*      Form of Warrant Agreements, dated February 5, 2002.

10.17*      Form of Warrant Agreements, dated February 27, 2002.

10.18*      Partners In Europe Agreement

10.19*      Stock Purchase Agreement, dated as of February 5, 2002

10.20*      Stock Purchase Agreement, dated as of February 27, 2002

10.21* Amended and Restated Equity Line of Credit Agreement, dated as of May 17, 2002, between NUWAVE Technologies, Inc. and Cornell Capital Partners, L.P. (See Exhibit 10.45 to Registration Statement on Form SB-2 ((File No. 333-89012)) filed with the Commission on May 24,
            2002).

10.22* Placement Agent Agreement, dated as of April 15, 2002, between NUWAVE Technologies, Inc. and Westrock Advisors, Inc. (See Exhibit
            10.42 to Registration Statement on Form SB-2, with the Commission on April 29, 2002.)

10.23* Registration Rights Agreement, dated as of April 15, 2002, between NUWAVE Technologies, Inc. and Cornell Capital Partners, L.P. (See
            Exhibit 10.43 to Registration Statement on Form SB-2, filed with the Commission on April 29, 2002.)

10.24* Escrow Line of Credit Agreement, dated as of April 15, 2002, between NUWAVE Technologies, Inc. and Cornell Capital Partners, L.P. (See
            Exhibit 10.44 to Registration Statement on Form SB-2, filed with the Commission on April 29, 2002.)

10.25* Form of Stock Purchase Agreement, dated as of June 2002, between NUWAVE Technologies, Inc. and certain investors. (See Exhibit 10.45 to Registration Statement on Form SB-2, filed with the Commission on July 11, 2002.)

10.26* Form of Selling Stockholders Agreement, dated as of July 2002, among NUWAVE and the Purchasers. (See Exhibit 10.46 to Registration Statement on Form SB-2, filed with the Commission on July 11, 2002.)

10.27* Revolving Line of Credit Secured Demand Promissory Note, dated December 10, 2002, to Gerald Zarin by NUWAVE Technologies, Inc. (See
            Exhibit 10.47 to Registration Statement on SB-2, filed with the Commission on December 27, 2002).

10.28* Agreement with Cornell Capital Partners LP, dated September 10, 2003 (See Exhibit 10.1 to Form 8-K, filed with the Commission on September 10, 2003).

10.29** Convertible Debenture Agreement dated December 22, 2003, between Cornell Capital Partners, LP and NUWAVE (incorporated with Form 10-KSB filed with the Commission on April 13, 2004)

10.30** Secured Note Payable Agreement dated December 22, 2003, between Stone Street Asset Management, LLC and NUWAVE (incorporated with Form 10-KSB filed with the Commission on April 13, 2004)

10.31** Form of convertible debenture, dated as of December 2003, between NUWAVE and certain investors (incorporated with Form 10-KSB filed with the Commission on April 13, 2004)

10.32** Independent Sales Agent Agreement between Nextgen Associates, Inc. and NUWAVE dated October 31,2003 (incorporated with Form 10-KSB filed with the Commission on April 13, 2004)

14.1**      Code of Ethics

31.1**      Certification re: Section 302

32.1**      Certification re: Section 906


* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

**    Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      AUDIT FEES. The aggregate fees billed for professional services rendered was $53,500 and $62,000 for the audits of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years.

      AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the

Company's financial statements and not reported under the caption "Audit Fee" include a $1,000 fee in the year ended December 31, 2002 for attending a company board meeting.

      TAX FEES. For the year ended December 31, 2002, the principal accountant billed $7,500 for tax compliance.

      ALL OTHER FEES. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $5,000, respectively, for the fiscal years ended December 31, 2003 and 2002. These fees related to the review of the Company's Registration Statement.

      AUDIT COMMITTEE POLICIES AND PROCEDURES. The Board of Directors performs the duties of an audit committee. The Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

      Since May 6, 2003, the effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Marcum & Kleigman LLP, has been approved in advance by the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NUWAVE TECHNOLOGIES, INC.
                                  (Registrant)



Date: April 13, 2004              By: /s/George Kanakis
                                     -----------------------------------
                                      George Kanakis,
                                      Chairman of the Board, President
                                      and Chief Executive Officer (Principal
                                      Executive Officer and Principal Financial
                                      Officer)

SIGNATURE                         TITLE                               DATE

/s/George Kanakis
--------------------    and Chief Executive Officer (Principal        April 14, 2004
George Kanakis          Executive Officer and Principal Financial
                        Officer)
/s/Robert Legnosky
--------------------    Director                                      April 14, 2004
Robert Legnosky

                    NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE(S)
                                                                      -------


Independent Auditors' Report - Marcum & Kleigman LLP                    F-2

Independent Auditors' Report - Eisner LLP                               F-3

Balance Sheet as of December 31, 2003                                   F-4

Statements of Operations for the Years ended
  December 31, 2003 and 2002                                            F-5

Statement of Stockholders' Equity (Deficiency) for
  the Years ended December 31, 2003 and 2002                            F-6

Statements of Cash Flows for the Years ended
  December 31, 2003 and 2002                                         F-7 - F-8

Notes to Financial Statements                                        F-9 - F-25

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
NuWave Technologies, Inc.
Union, New Jersey

We have audited the accompanying consolidated balance sheet of NuWave Technologies Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuWave Technologies, Inc. and Subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a loss during the year of approximately $790,000 and had stockholders' and working capital deficiencies of approximately $1,705,000 and $50,000, respectively, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Marcum & Kliegman LLP
------------------------------
Marcum & Kliegman LLP

April 9, 2004
New York, New York

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
NUWAVE Technologies, Inc.
Fairfield, New Jersey


We have audited the statements of operations, stockholders' equity (capital deficit), and cash flows of NUWAVE Technologies, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NUWAVE
Technologies, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (2) to the financial statements, the Company has experienced recurring net losses, its operating activities have resulted in cash outflows, and at December 31, 2002 it has both a negative working capital position and a capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (2). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Eisner LLP
----------------------
Eisner LLP

Florham Park, New Jersey
March 28, 2003

                    NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet
                 (In thousands, except share and per share data)

                                     ASSETS

                                                                December 31,
                                                                   2003
                                                                -----------
Current assets:

  Cash and cash equivalents                                       $    119

  Inventory                                                              1
                                                                  --------
                  Total current assets                                 120

Property and equipment, net                                              4

Land held for development and sale                                   2,970

Deferred tax asset                                                     225
                                                                  --------
                  Total assets                                    $  3,319
                                                                  ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

  Accounts payable and accrued liabilities                        $    170
                                                                  --------
                  Total current liabilities                            170
Long-term liabilities:

  Notes payable - related party                                        484

  Secured note payable - related party                               1,400

  Convertible debentures - related party,                            2,634
    net of unamortized discount of $866

  Convertible debentures, net of unamortized discount of $109          336
                                                                  --------
                  Total long-term liabilities                        4,854
                                                                  --------
                  Total liabilities                                  5,024
                                                                  --------
Stockholders' deficiency:

  Series A Convertible Preferred Stock, noncumulative,
    $.01 par value; authorized 400,000 shares; none issued              --

  Preferred stock, $.01 par value; authorized 1,600,000
    shares; none issued - (preferences and
    rights to be designated by the Board of Directors)                  --

  Common stock, $.001 par value; authorized 140,000,000 shares;
    1,875,902 shares issued and outstanding                              2

  Additional paid-in capital                                        26,216

  Accumulated deficit                                              (27,923)
                                                                  --------
                  Total stockholders' deficiency                    (1,705)
                                                                  --------
                  Total liabilties and stockholders' deficiency   $  3,319
                                                                  ========

       The accompanying notes are an integral part of these consolidated financial statements

                    NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                             For the Years ended December 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              -----------    ------------


Net sales                                                     $        20    $       286

Cost of sales                                                           5            390
                                                              -----------    -----------
                Gross profit (loss)                                    15           (104)
                                                              -----------    -----------

Operating expenses:

     General and administrative                                       958          2,071

     Research and development                                         134            681
                                                              -----------    -----------

         Total operating expenses                                   1,092          2,752
                                                              -----------    -----------

                Loss from operations                               (1,077)        (2,856)
                                                              -----------    -----------

Other income (expense):

    Gain on forgiveness of debt                                       347             --

    Interest income                                                    --              5

    Interest expense                                                  (55)            (5)
                                                              -----------    -----------

                Other income, net                                     292             --
                                                              -----------    -----------

Loss before (provision for) benefit from income taxes                (785)        (2,856)

                (Provision for) benefit from income taxes              (5)           182
                                                              -----------    -----------

                Net loss                                             (790)        (2,674)

                Deemed dividend - Redemption premium on
                convertible preferred stock                           (19)            --
                                                              -----------    -----------

                Net loss applicable to common stockholders    $      (809)   $    (2,674)
                                                              ===========    ===========

Basic and diluted net loss per common share:

                Weighted average number of
                    common shares outstanding                   1,455,365        285,315
                                                              ===========    ===========


                Basic and diluted net loss per common share   $     (0.56)   $     (9.37)
                                                              ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statments

                    NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (In thousands, except share data)


                                                                    CONVERTIBLE                                      TOTAL
                                           COMMON STOCK           PREFERRED STOCK      ADDITIONAL                STOCKHOLDERS'
                                      -----------------------  ----------------------    PAID-IN    ACCUMULATED      EQUITY
                                        SHARES       AMOUNT      SHARES      AMOUNT      CAPITAL      DEFICIT     (DEFICIENCY)
                                      -----------  ----------  ----------  ----------  -----------  ------------  -------------

Balance, January 1, 2002                228,053   $       2           --    $      --    $  25,725    $ (24,440)   $   1,287

Common shares and 2,600
  warrants to purchase common
  shares issued in a private
  placement                              38,309          --           --           --          731           --          731

Options and warrants to purchase
  common stock issued
  for services                               --          --           --           --          200           --          200

Common shares issued under the
  equity line of credit                 240,412           3           --           --          267           --          270

Common shares issued for
  services                                  960          --           --           --           --           --           --

Change in common stock par value             --          (4)          --           --            4           --           --

Net loss                                     --          --           --           --           --       (2,674)      (2,674)

                                      ---------   ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 2002              507,734           1           --           --       26,927      (27,114)        (186)

Common shares issued under the
  equity line of credit for
  repayment of notes payable,
  net of costs                        1,151,490           1           --           --          272           --          273

Proceeds from issuance of
  common stock under Equity
  Line of Credit                        191,678          --           --           --           39           --           39

Common shares issued for
  services                               25,000          --           --           --            5           --            5

Proceeds from issuance of
  convertible preferred stock                --          --       67,000            1           66           --           67

Warrants issued for services                 --          --           --           --           22           --           22

Redemption of convertible
  preferred stock                            --          --      (67,000)          (1)         (66)         (19)         (86)

Recording of convertible debt
  discount                                   --          --           --           --          986           --          986

Adjustment to record acquired land
  at the seller's historical cost            --          --           --           --       (2,035)          --       (2,035)
  basis (Note 5)
Net loss                                     --          --           --           --           --         (790)        (790)

                                      ---------   ---------    ---------    ---------    ---------    ---------    ---------
Balance, December 31, 2003            1,875,902   $       2           --    $      --    $  26,216    $ (27,923)   $  (1,705)
                                      =========   =========    =========    =========    =========    =========    =========

       The accompanying notes are an integral part of these consolidated financial statements

                    NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                            For the Years ended
                                                                December 31,
                                                            ------------------
                                                             2003        2002
                                                            -------    -------

Cash flows from operating activities:

      Net loss                                              $  (790)   $(2,674)
                                                            -------    -------

          Adjustments to reconcile net loss to net cash used in operating activities:

              Bad debt expense                                   11         --

              Deferred income taxes                               5         --

              Depreciation                                       42         32

              Loss on disposal of equipment                      --          7

              Amortization of debt discount                      11         --

              Issuance of stock and warrants for services        27        200

              Gain on forgiveness of debt                      (347)        --

          Decrease in operating assets:

              Decrease in accounts receivable                    --        127

              Decrease in inventory                              24        388

              Decrease in prepaid expenses and other
                  current assets                                159         20

              Decrease in other assets                           20         10

              Decrease in deferred tax asset                     --         50

          Decrease in operating liabilities:

              Decrease in accounts payable and accrued
                liabilities                                     (20)      (309)
                                                            -------    -------

                    Total adjustments                           (68)       525
                                                            -------    -------

                    Net cash used in operating activities      (858)    (2,149)
                                                            -------    -------

Cash flows from investing activities:

      Purchase of property and equipment                         --         (7)

      Land development costs                                    (55)        --

      Proceeds from sale of equipment                             1          3
                                                            -------    -------

                    Net cash used in investing activities   $   (54)   $    (4)
                                                            -------    -------


       The accompanying notes are an integral part of these consolidated financial statements

                    NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARY

                        (In thousands except share data)


                                                                 For the Years ended
                                                                     December 31,
                                                                 ------------------
                                                                   2003       2002
                                                                 -------    -------

Cash flows from financing activities:
      Proceeds from issuance of notes payable - related party        557

      Proceeds from issuance of notes payable                                   640

      Proceeds from issuance of convertible debentures               395         --

      Repayment of note payable to officer/stockholder              (115)        --

      Proceeds from issuance of common stock
        under Equity Line of Credit                                   39        850

      Proceeds from issuance of convertible preferred stock           67

      Costs incurred for equity offerings and warrants                --       (174)

      Redemption of convertible preferred stock (inclusive of
          redemption premium of $19)                                 (86)        --
                                                                 -------    -------

          Net cash provided by financing activities                  857      1,316
                                                                 -------    -------

Net decrease in cash and cash equivalents                            (55)      (837)

Cash and cash equivalents - beginning of the year                    174      1,011
                                                                 -------    -------

Cash and cash equivalents - end of the year                      $   119    $   174
                                                                 =======    =======

Supplemental disclosure of cash flow information:

      Cash paid during the year for interest                     $    25    $     5
                                                                 =======    =======

Supplemental disclosures of non-cash investing and financing activities:

      Recording of debt discount                                 $   986    $    --
                                                                 =======    =======

      Issuance of 1,151,490 and 187,374 shares of
      common stock in settlement of notes payable                $   273    $   325
                                                                 =======    =======

      On December  22, 2003,  the Company
      acquired a parcel of land through the
      assumption of debt as follows:
          Land held for development and sale                     $ 2,915
          Note payable - Related party - Stone Street
              Asset Management , LLC                              (1,400)
          Convertible debenture - Related party - Cornell
              Capital Partners, LP                                (3,300)
          Convertible debentures                                    (250)
                                                                 -------
          Additional paid-in capital - adjustment
            to record acquired land at the seller's historical
            cost basis                                           $(2,035)
                                                                 =======

       The accompanying notes are an integral part of these consolidated financial statements

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION AND NATURE OF OPERATIONS

      NUWAVE Technologies, Inc. ("NUWAVE") was incorporated in Delaware on July 17, 1995. On October 20, 2003, NuWave formed Lehigh Acquisition Corp ("Lehigh"). Since its inception, NUWAVE has operated as a technology company, focusing on technology related to enhancing image and video output. NUWAVE continues to market its proprietary video-enhancement technology. During November, 2003, through Lehigh, NUWAVE entered the land development business. On December 22, 2003, Lehigh purchased a parcel of land from a related entity and intends to develop and sell residential units.

2.    GOING CONCERN AND MANAGEMENT'S PLAN

      The Company incurred a net loss of approximately $790,000 during the year ended December 31, 2003, and at December 31, 2003 has stockholders' and working capital deficiencies of approximately $1,705,000 and $50,000, respectively that raise substantial doubt about the Company's ability to continue as a going concern.

      Management has taken a number of actions to lower costs and to improve the Company's liquidity. The Company has substantially reduced its cash flow requirements through significant reductions in payroll and various other operating expenses. In addition, the Company intends to remain in the technology business, and has engaged the services of an outside consultant to represent it in its sales and marketing efforts in order to attempt to generate increased sales of its technology products.

      The Company has obtained an extension of the due dates until April, 2005, for the payment of certain note payable obligations to Cornell Capital Partners, LP ("Cornell") that matured during 2003 and March of 2004 (see Note 7). In addition, management's plans include the raising of cash through the issuance of debt or equity although there are no assurances that the Company will be successful. The Company continues to require funding by and the financial support of Cornell. Management does not intend to expend any additional funds toward the development of the land held for development and sale (see Note 5) until such time as new funding is secured.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in these endeavors and therefore may have to consider other alternatives.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of NuWave and Lehigh, NUWAVE'S wholly-owned subsidiary (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      USE OF ESTIMATES

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      INVENTORY

      Inventory consists of purchased components and supplies, and is stated at the lower of cost determined on the first-in, first-out method or market.

      PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is determined using the straight-line method over their estimated useful lives, generally five to seven years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations.

      LAND HELD FOR DEVELOPMENT AND SALE

      Land held for development and sale is stated at the seller's historical cost basis (see Note 5), plus the costs of improvements.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company periodically assesses the recoverability of long-lived assets, including property and equipment and land held for development and sale, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      REVENUE RECOGNITION

      Revenue from sales is recognized when products are shipped to customers.

      RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are charged to expense as incurred. During the years ended December 31, 2003 and 2002, the Company incurred approximately $134,000 and $681,000, respectively, in research and development costs.

      ADVERTISING COSTS

      Advertising costs are expensed as incurred, which consist primarily of promotional items, print and digital media. There were no material advertising costs incurred during the year ended December 31, 2003. During the year ended December 31, 2002, the Company incurred approximately $5,000 in advertising costs.

      INCOME TAXES

      The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using the effective tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

      STOCK-BASED COMPENSATION

       On December 31, 2003, the Company terminated its two stock-based employee compensation plans (see Note 8). As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure", which amended SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The following table summarizes the effect on net loss as if the Company has applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Since certain option grants awarded during 2001 vest over several years, the pro forma results noted below are not likely to be representative of the effects on future years of the application of the fair-value-based method.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      STOCK-BASED COMPENSATION, CONTINUED

                                               FOR THE YEARS ENDED
                                      -------------------------------------
                                      DECEMBER 31, 2003   DECEMBER 31, 2002
                                      -----------------   -----------------
Net loss applicable to common
stockholders,
   as reported                           $(809,000)        $  (2,674,000)

Less:  Total stock based employee
compensation
  expense determined under the fair
value based
  method for all awards                         --               (28,000)
                                         ---------         -------------
Pro forma net loss                       $(809,000)        $  (2,702,000)
                                         =========         =============
Basic and diluted net loss per
share, as reported                       $    (.56)        $       (9.37)
                                         =========         =============
Pro forma basic and diluted net
loss per share                           $    (.56)        $       (9.47)
                                         =========         =============

      For the purpose of the above pro forma information, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Options were last issued by the Company is 2001. The weighted-average fair value of the options granted during 2001 was $39.00. The following weighted-average assumptions were used in computing the fair value of option grants for 2001: weighted-average risk-free interest rates ranged from 5.09% to 5.39%; zero dividend yield; volatility of the Company's Common Stock of 110%; and an expected life of the options of ten years.

      LOSS PER SHARE

      The Company follows SFAS No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the years ended December 31, 2003 and 2002, potential common shares amount to 35,441,444 and 140,467 shares, respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive. Conversion of all convertible debentures was based upon a conversion price of $0.112 per share at December 31, 2003.

      CONCENTRATION OF CREDIT RISK - CASH

      The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At December 31, 2003, the Company had cash on deposit of approximately $35,000 in excess of federally insured limits.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The consolidated financial statements include various estimated fair value information at December 31, 2003 and 2002, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

            Cash: The carrying amount approximates fair value because of the short-term maturity of those instruments.

            Accounts payable and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of those instruments.

            Notes payable and convertible  debentures:  The carrying  amounts of notes payable and convertible debentures approximate fair value due to the length of the maturities, and/or due to the interest rates not being significantly different from the current market rates available to the Company.

      EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the third quarter of 2003. The adoption did not have an impact on the consolidated financial statements.

      In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2004. The adoption of FIN 46 for provisions effective during 2003 did not have a material impact on the consolidated financial statements.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                     USEFUL LIVES  DECEMBER 31,
                                       IN YEARS        2003
                                     ------------  ------------
Furniture and fixtures                     7        $  5,000
Computer equipment                         5         221,000
Equipment                                  5         100,000
                                                    --------
                                                    $326,000
  Less: accumulated depreciation                     322,000
                                                    --------
                                                      $4,000
                                                    ========

      Depreciation  expense  on  property  and  equipment  for the  years  ended
December 31, 2003 and 2002 amounted to approximately $42,000 and $32,000, respectively.


5.    LAND HELD FOR DEVELOPMENT AND SALE

      On December 22, 2003, Lehigh acquired a parcel of land in New Jersey for $4,950,000 that it intends to develop and then sell. This land was acquired from Stone Street Asset Management LLC ("Stone Street"), a company under common control with Cornell. In connection with this purchase of land, the Company incurred debt obligations consisting of a $3,300,000 of convertible debenture to Cornell, $250,000 of convertible debentures to unrelated parties and a $1,400,000 secured note payable to Stone Street (see Note 7). As a result of Stone Street's relationship with Cornell, and Cornell's relationship with the Company (see Note 7), the Company has recorded the land at the historical cost basis as recorded by Stone Street of approximately $2,915,000 in accordance with accounting rules regarding transfer of non-monetary assets. The difference of $2,035,000 between the fair value of the land as determined by an independent appraiser and the carryover cost basis of land from Stone Street has been recorded as an adjustment to additional paid-in capital.


6.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following:

                                                   DECEMBER 31,
                                                       2003
                                                   ------------

Accounting and legal fees                           $ 51,000
Interest - related parties                            31,000
Interest                                               1,000
Consulting fees                                       37,000
Automobile lease termination fee                      22,000
Miscellaneous                                         28,000
                                                    --------
                                                    $170,000
                                                    ========

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    NOTES PAYABLE AND CONVERTIBLE DEBENTURES

      NOTE PAYABLE OFFICER/STOCKHOLDER

      On December 10, 2002, the Company entered into a 60 day Revolving Line of Credit and Secured Promissory Note with the Company's former CEO and stockholder. Under the terms of the agreement, the former CEO agreed to lend the Company, as needed for working capital requirements, up to $230,000. At December 31, 2002 there was an outstanding balance of $115,000, which was repaid on January 2, 2003. Interest expense and a commitment fee related to this note included in the consolidated statement of operations for the year ended December 31, 2002 amounted to $1,000 and $8,000, respectively.

      NOTES PAYABLE

      Effective upon September 29, 2003, Cornell became a related party (see below).

      In connection with the Equity Line of Credit with Cornell (see Note 8), the Company received loans ("Equity Line Loans") aggregating $357,000 and $525,000 during the years ended December 31, 2003 and 2002, respectively. Under the Equity Line of Credit, through the issuance of its common stock, the Company repaid certain of these Equity Line Loans in the amounts of $273,000 and $325,000, in each of the years December 31, 2003 and 2002, respectively through the issuance of 1,151,490 and 187,374 shares of the Company's common stock. The common shares issued to repay these notes were issued at a 3% discount. These Equity Line Loans were non-interest bearing during their terms, which ranged from 90 days to 180 days.

      The balance of these Equity Line Loans as of September 2003, totaling $284,000, were not repaid within their term and were in default. During September 2003, the Company entered into an Agreement with Cornell to settle the default on these loans. The following items took place pursuant to the
Agreement:

      o Cornell agreed not to foreclose on its outstanding indebtedness of $284,000 owed by the Company. In addition, on September 29, 2003, Cornell entered into a new loan agreement with the Company for $200,000 to be deposited in escrow to be used to satisfy certain outstanding obligations of the Company, including trade payables, unpaid wages, and settlement of employment agreements. The loan was non-interest bearing for its original term of 180 days.

      o Cornell would provide additional capital to the Company and assist in identifying new businesses. Cornell agreed to maintain the Company's public filings and status. The Company's Chief Executive Officer ("CEO") and Chairman of the Board of Directors, and Chief Financial Officer ("CFO"), agreed to resign their positions with the Company, and as such, their employment agreements terminated at the same time. The CEO and CFO received a settlement consisting of cash and warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share (see Note 8). The Company's Board of Directors appointed a nominee to its Board of Directors, selected by Cornell. Upon such appointment, the Company's existing Board members resigned.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    NOTES PAYABLE AND CONVERTIBLE DEBENTURES, CONTINUED

      NOTES PAYABLE - RELATED PARTY, CONTINUED

      o The Agreement was consummated on September 29, 2003 and effective with the closing and the resignations of the Board members. As a result of reaching settlements to satisfy certain outstanding obligations of the

            Company, including trade payables, unpaid wages, and settlement of employment agreements, the Company realized a gain on forgiveness of debt of approximately $347,000 during the year ended December 31, 2003.

      On March 27, 2004, the $200,000 loan matured and was not repaid according to its terms. On April 5, 2004, Cornell agreed to extend the due dates of the $284,000 of Equity Line Loans and the $200,000 loan to April 15, 2005.

      While in default and through the extended maturity date, the $284,000 of Equity Line Loans and the $200,000 loan accrue interest from the default dates at a rate of 24% per annum. Interest expense on these loans from Cornell for the years ended December 31, 2003 and 2002 was approximately $46,000 and $5,000, respectively.

      At December 31, 2003, accrued interest on these loans due to Cornell included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet was approximately $23,000.

      CONVERTIBLE DEBENTURES

      During October 2003, the Company raised $200,000 through the issuance of a convertible debenture to Cornell. In addition, during December 2003, the Company raised $195,000 through the issuance of convertible debentures to various unrelated parties. On December 22, 2003, the Company issued a convertible debenture for $3,300,000 to Cornell and $250,000 to unrelated parties in connection with the acquisition of land held for development and sale (see Note
5) which is secured through a first mortgage lien on the land. All of these debentures bear interest at a rate of 5% per annum, with interest due at maturity or upon conversion. These debentures mature at various dates ranging from October 2005 through December 2008.

      At the option of the Company, upon the maturity date, these convertible debentures may be converted into the Company's Common Stock. At the option of the holder, at any time prior to maturity, any portion of these convertible debentures may be converted into Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of
(a) 120% of the closing bid price, or (b) 80% of the lowest daily volume weighted average price for the five days immediately preceding the conversion date. In addition, the Company may redeem, with 30 days advance notice, a portion or all of these outstanding debentures at 120% of the dollar value of the amount redeemed plus accrued interest. Under the conversion limitation for the debentures held by Cornell, the Company may issue shares under conversion only so long as, at conversion, the Cornell holds no more than 9.9% of the Company's outstanding shares.

      The Company has recorded debt discounts of $986,000 ($875,000 of which related to convertible debentures issued to Cornell) at issuance of these convertible debentures to reflect the value of the beneficial conversion feature related to the convertible debentures. Accordingly, the Company has recorded the value of the beneficial conversion features as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital.



      The Company is amortizing the debt discount over the term of the related debentures which range from 24 months to 60 months. Amortization of debt discounts for the year ended December 31, 2003 amounted to approximately $11,000 (approximately $9,000 of which relates to convertible debentures issued to Cornell) and was recorded as interest expense on the accompanying consolidated statement of operations.

      SECURED NOTE PAYABLE - RELATED PARTY

      On December 22, 2003, Lehigh issued a secured note for $1,400,000 to Stone Street in conjunction with its purchase of land in New Jersey (see Note 5). The note provides for the payment of sixty equal monthly installments of principal and interest of $27,741 beginning on January 1, 2005, matures on January 10, 2010 and is secured through a second mortgage on the land. The note bears interest at a rate of 5% per annum.

      Aggregate annual maturities of Notes Payable and Convertible Debentures at December 31, 2003 are as follows:

      Year Ending December 31,                  Amount
      ------------------------                  ------

              2004                          $       --
              2005                           1,122,000
              2006                             273,000
              2007                             287,000
              2008                           3,802,000
              Thereafter                       345,000
                                          ------------

      Total  notes  payable and
      convertible debentures                 5,829,000

      Less: unamortized debt
      discount                                 975,000
                                          ------------

      Total  notes  payable and
      convertible   debentures, net         $4,854,000
                                          ============

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    STOCKHOLDERS' DEFICIENCY

      CONVERTIBLE PREFERRED STOCK

      During May 2003, the Company entered into a Securities Purchase Agreement with several independent buyers whereby the Company issued and sold to the buyers 67,000 shares of Series A Preferred Stock at $1 per share. The buyers were entitled, at their option, to convert the Series A Preferred Stock into shares of the Company's Common Stock at any time commencing after May 1, 2004 at an adjusted conversion price of $0.05 per share. Any unconverted shares as of May 1, 2005 would automatically convert into shares of the Company's Common Stock at an adjusted conversion price of $0.05 per share. The Company had the right to redeem the outstanding Preferred Stock upon 30 days written notice at a redemption price of 150% of the subscription amount plus interest on the purchase price of 24%. If the Company chose to redeem some, but not all, of the Series A Preferred Stock, the Company could redeem a pro rata amount from each holder of the Series A Preferred Stock. The preferred stock was redeemed by the Company in October 2003 for a total redemption price of $86,400. The $19,400 excess of the amount of the redemption over the amount of the original issue has been recorded as a deemed dividend - redemption premium on convertible preferred stock.

      COMMON STOCK AND WARRANTS

      On December 20, 2002, the stockholders approved an increase in the number of authorized shares from 40,000,000 to 140,000,000 and a reduction of the par value per share from $0.01 to $0.001. The change in par value has been reflected in the consolidated financial statements during 2002. On July 21, 2003, the Company's Board of Directors declared effective a reverse split of the Company's common shares in the ratio of 1 to 50 as voted on and approved by the stockholders at the Company's Annual Stockholders' meeting held on December 20, 2002, and effective on July 21, 2003. All share and per share amounts have been retroactively restated for the stock split.

      On February 5, 2002, the Company entered into a private placement agreement with investors whereby the Company issued 12,000 shares of the Company's common stock for an aggregate purchase price of $330,000. In connection with this agreement, the Company issued to the Placement Agent a Placement Agent Warrant, exercisable to purchase up to 600 shares of common stock, representing five percent of the total of the stock issued in the Offering. The warrants shall be exercisable for a period of five years, expiring on February 8, 2007, at an exercise price of $27.50 per share. The Placement Agent also received a cash placement fee of eight percent of the purchase price and a non-accountable allowance equal to two percent of the purchase price, totaling $33,000.

      On February 27, 2002, the Company entered into an agreement with an investor whereby the Company issued 4,285 shares of common stock for an aggregate purchase price of $150,000 and warrants to purchase up to 1,000 shares of Common Stock at an exercise price of $50.00 per share with an exercise period of five years expiring February 27, 2007. Under the terms of the agreement a consultant was paid a finder's fee of $1,500 representing one percent of the purchase price.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    STOCKHOLDERS' DEFICIENCY, CONTINUED

      COMMON STOCK AND WARRANTS, CONTINUED

      On April 15, 2002, the Company entered into a $3,000,000 Equity Line of Credit Agreement (the "Agreement") with Cornell (the "Purchaser"). Provided the Company was in compliance with the terms of the Agreement, the Company could, at its option, periodically require the Purchaser to purchase up to $100,000 in any seven day period of the Company's common stock (the "put" shares) up to a maximum of $3,000,000 over the next two years, commencing on May 31, 2002 (the effective date of a Securities Act of 1933 registration statement on Form SB-2 for the registration of 100,000 shares of common stock to be sold under the Agreement, plus 4,762 shares of common stock mentioned below). Additional registration statements added 280,000 shares on November 1, 2002 and 1,200,000 on January 10, 2003, bringing the total registered shares to 1,580,000 under the Agreement. The Company issued to the Purchaser 4,362 shares of common stock as a commitment fee for entering into the Agreement. In addition, the Company issued to the placement agent 400 shares of the Company's common stock. For each share of common stock purchased under the Equity Line of Credit, the Purchaser paid 97% of the then Market Price (as defined in the Agreement), and was paid a fee of 4% of each advance. The Company has issued 1,343,168 and 235,650 common shares (of which 1,151,490 and 187,374 represented shares utilized for the repayment of notes payable to Cornell - see Note 7) under the Agreement for the years ended December 31, 2003 and 2002, respectively.

      The Agreement was non-exclusive; thereby permitting the Company to offer and sell its securities to third parties while the Equity Line of Credit was in effect. The Company had the option to terminate the Equity Line of Credit Agreement at any time, provided there is no pending advance thereunder. During July 2003, the Company reached the limit of 1,580,000 registered shares that were issuable under the Agreement.

      Between June 7, 2002 and June 30, 2002 the Company entered into agreements with various investors whereby a total of 22,203 shares of Common Stock and warrants exercisable at $50 per share for 1,000 shares of common stock were issued for an aggregate purchase price of $330,350. In connection with the issuance of these shares, the Company incurred costs of $35,664 in placement agent fees and expenses.

      On June 30, 2003, the Company issued 25,000 shares of common stock valued at approximately $5,000 in exchange for services provided to the Company.

      On September 24, 2003, the Company issued 200,000 warrants to purchase the Company's common stock at $1.00 per share. These warrants were issued to two former officers for prior services provided to the Company. The warrants are exercisable over a five-year period which expires in September 2008. The fair value of the warrants was estimated at $0.09 per warrant on the date of issuance using the Black-Scholes pricing model. Compensation costs related to these warrants for the year ended December 31, 2003 included in the consolidated statement of operations amounted to $18,000.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    STOCKHOLDERS' DEFICIENCY, CONTINUED

      COMMON STOCK AND WARRANTS, CONTINUED

      During the years ended December 31, 2003 and 2002, a total of 94,879 and 50,600 warrants expired, respectively.

      At December 31, 2003 there were 218,230 warrants outstanding as follows:


             NUMBER OF                       WEIGHTED
          COMMON SHARES                      AVERAGE
            UNDERLYING     EXERCISE PRICE    EXERCISE    EXPIRATION
             WARRANTS     RANGE PER SHARE     PRICE         DATES
             --------     ---------------     -----         -----

               3,130     $53.50 - $70.00     $66.78    November 2004 to
                                                        December 2004
              12,000     $37.50 - $100.00    $68.79    February 2005 to
                                                        November 2005
               3,100      $5.00 - $50.00     $38.39    January 2007 to
                                                        October 2007
             200,000          $1.00           $1.00    September 2008
             -------
             218,230
             =======


      STOCK OPTIONS

      On January 12, 2003 the Company's employees and directors rescinded their interest in 23,780 of the Company's options that had been granted to them. During 2003, all other outstanding options expired.

      The Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not more than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to non employees, for goods or services, the fair value of these options is included in operating results as an expense.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    STOCKHOLDERS' DEFICIENCY, CONTINUED

      STOCK OPTIONS, CONTINUED

      A summary of the Company's stock option activity under its plans, and related information, is as follows. All amounts have been restated to reflect the impact of the reverse stock split:

                                                                WEIGHTED
                                   NUMBER OF                     AVERAGE    NUMBER OF
                                    COMMON     EXERCISE PRICE   EXERCISE     SHARES
                                    SHARES     RANGE PER SHARE   PRICE    EXERCISABLE
                                    ------     ---------------   -----    -----------

Outstanding at January 1, 2002      32,560    $30.50 - $344.00  $126.00      29,843
                                                                            =======

Cancelled                            5,203    $36.50 - $344.00  $190.00
                                   -------

Outstanding at December 31, 2002    27,357    $30.50 - $337.50  $114.50      26,991
                                                                            =======

Forfeited                           27,357    $30.50 - $337.50  $114.50
                                   -------

Outstanding at December 31, 2003         -                                        -
                                   =======                                  =======


      PERFORMANCE INCENTIVE STOCK OPTION PLAN

On January 31, 1996, the Company adopted its 1996 Performance Incentive Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock could be granted to key employees and consultants (the "Participants") by certain disinterested directors of the Board of Directors. Any incentive option granted under the Plan would have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or subsidiary of the Company, the exercise price for such option would be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A nonqualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) would have an exercise price of at least the par value of the common stock. Stock appreciation rights could be granted in conjunction with the grant of an incentive or nonqualified option under the Plan or independently of any such stock option. The directors determined the vesting of the options under the Plan at the date of grant. A maximum of 24,100 options could be awarded under the Plan (as amended May 26, 1998). No options were issued during the years ended December 31, 2003 and 2002 under the Performance Incentive Stock Option Plan. This plan was terminated by the Company on December 31, 2003.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    STOCKHOLDERS' DEFICIENCY, CONTINUED

      STOCK OPTIONS, CONTINUED

      NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      On November 25, 1996, the Company established a Non-Employee Director Stock Option Plan (the "Director's Plan"). The Director's Plan provided that each member of the Board of Directors (an "Eligible Director") who otherwise (1) was not currently an employee of the Company, or (2) was not a former employee still receiving compensation for prior services (other than benefits under a tax-qualified pension plan) would be eligible for the grant of stock options under the Director's Plan. Each Eligible Director at the time of his election to the Board of Directors, would be granted an option to purchase 60 shares of the Company's common stock at an exercise price equal to closing price of such common stock at close of business at the date of such grant, such option to vest immediately and to expire five years from the date of such grant.

      Beginning with the annual meeting of the stockholders of the Company held on May 29, 1997 and provided that a sufficient number of shares remained available under the Director's Plan, each year immediately following the date of the annual meeting of the Company there automatically would be granted to each Eligible Director who was then serving on the Board an option to purchase 100 shares of the Company's common stock. The first 20 options vested immediately, the remainder vested equally over the next four years from the date of grant and were exercisable at the closing price of such shares of common stock at the date of grant. Such options expired five years from the date of vesting. No options were issued during the years ended December 31, 2003 and 2002 under the Director's Plan. This plan was terminated by the Company on December 31, 2003.

      The maximum number of shares of Common Stock with respect to which options could be granted under the Director's Plan (as amended May 26, 1998) was 4,700 shares.

      This plan was terminated by the Company on December 31, 2003.


9.    EMPLOYEE BENEFIT PLAN

      The Company maintained a noncontributory Employee Savings Plan, operated in accordance with the provisions of Section 401(k) of the Internal Revenue Code that was terminated during the year ended December 31, 2003. Pursuant to the terms of the plan, participants could defer a portion of their income through contributions to the plan. During the years ended December 31, 2003 and 2002, the Company did not make any discretionary additional contributions to the plan. The termination of the Plan had no effect on the consolidated financial statements.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   INCOME TAXES

      The (provision for) benefit from income taxes for the years ended December 31, 2003 and 2002 consists entirely of state taxes and is comprised of the following:

                                               2003         2002
                                               ----         ----
            State:
                  Current                   $       0   $  232,000
                  Deferred                  $  (5,000)     (50,000)
                                            ----------  -----------
                                            $  (5,000)  $  182,000
                                            ==========  ===========

      The difference between the statutory federal income tax rate and the effective rate for the Company's income tax benefit for each of the years ended December 31, 2003 and 2002, respectively, is summarized as follows:

                                                     2003       2002
                                                     ----       ----

      Tax at federal statutory rate                 34.0%       34.0%
      State income tax benefit (expense) net of
        federal tax effect                          (0.2)%       4.2%
      Increase in valuation allowance              (37.0)%     (33.9)%
      Miscellaneous                                  2.6%        2.1%
                                                   ------      ------
      Effective income tax rate                      0.6%        6.4%
                                                   ======      ======


      The tax effect of temporary differences consists of the following:


                                                         DECEMBER,
                                                         31, 2003
                                                         --------
            Deferred tax assets:
               Net operating loss carryforward         $10,231,000
               Land held for development and sale          813,000
               Research and development credits            198,000

               Property and equipment                       21,000
                                                       -----------
                                                        11,263,000
               Valuation allowance                     (11,038,000)
                                                       -----------
                                                       $   225,000
                                                       ===========

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10    INCOME TAXES, CONTINUED

      In accordance with New Jersey statutes, the Company entered into an agreement to sell certain New Jersey net operating losses ("NOL") and research and development credits. Accordingly, a state income tax benefit and deferred tax asset was recorded at December 31, 2002 and for the year then ended. The deferred tax asset at December 31, 2003 of $225,000 related to the sale of a portion of the New Jersey NOL recorded in 2002 that was received by the Company in January 2004. The Company has not recorded an additional state deferred tax asset at December 31, 2003 related to the sale of the remaining New Jersey NOL (see below).

      An increase in valuation allowance of approximately $1,477,000 and $968,000, respectively, for the years ended December 31, 2003 and 2002 was recorded because it was more likely than not that the deferred tax assets would not be realized.

      As of December 31, 2003, the Company has unused net operating loss carryforwards of $27,640,000 and $10,305,000, respectively, available for federal and state income tax purposes. The unused net operating loss carryforwards expire in various years from 2010 to 2023. The Company may be subject to limitations on the use of its NOL's as provided under Section 382 of the Internal Revenue Code. In addition, the Company has research and development tax credit carryforwards for federal and state purposes of approximately $144,000 and $54,000, respectively that expire in various years from 2010 to 2023.

11.   SEGMENT DATA

      The Company presents segment information in accordance with the provisions of SFAS No. 131,"Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No.131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.

      Commencing with the acquisition of land (see Note 5) in December 2003, the Company operates in two industry segments - video and image technology and real estate development and sale. The Company evaluates segment performance based on loss from operations.

                           NUWAVE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   SEGMENT DATA, CONTINUED

      Summarized financial information concerning the Company's reportable segments is shown in the following table for the year ended December 31, 2003:


                                                (IN THOUSANDS)

                                                  REAL ESTATE
                               VIDEO & IMAGE     DEVELOPMENT
                                 TECHNOLOGY        AND SALE           TOTAL
                                 ----------        --------           -----

Net revenues from customers       $    20           $   --           $    20
                                  =======           ======           =======

Loss from operations              $(1,062)          $  (15)          $(1,077)
                                  =======           ======           =======
Total identifiable assets         $   349           $2,970           $ 3,319
                                  =======           ======           =======
Gain on forgiveness of debt       $   347           $   --           $   347
                                  =======           ======           =======
Interest expense                  $    53           $    2           $    55
                                  =======           ======           =======
Depreciation                      $    42           $   --           $    42
                                  =======           ======           =======
Capital expenditures              $    --           $2,970           $ 2,970
                                  =======           ======           =======



12.   MAJOR CUSTOMERS

      For the year ended December 31, 2003, two customers accounted for sales of $12,720 (65%) and $4,375 (22%), respectively. For the year ended December 31, 2002, one customer accounted for sales of approximately $268,000 (94%).

13.   SALES AND MARKETING AGREEMENT

      In October 2003, the Company entered into a non-exclusive contract with a sales and marketing agent, who is the Company's former chief technology officer. The agent will market, promote, sell and distribute the Company's technology, in exchange for a commission equal to 90% of the net profits derived from such efforts.


14.   SUBSEQUENT EVENTS

      During January and February 2004, the Company formed NuWave Acquisition Corp, Harwood Acquisition Corp, WH Acquisition Corp. and JK Acquisition Corp. Each of these subsidiaries was formed with the intent to acquire and hold investments in real estate and other types of assets.