Form 10QSB
period 2004-03-31
NUWAVE TECHNOLOGIES INC
filed 2004-05-14
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       or
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ____________________

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

                                 (908) 851-2470
                (Issuer's telephone number, including area code)
                                 ______________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares of Common Stock outstanding as of  May 4, 2004: 1,875,902

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                 MARCH 31, 2004
                                      Index

PART I - FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 PAGE(S)
                                                                         -------
          Balance Sheets as of March 31, 2004 (unaudited)
               and December 31, 2003                                       P. 3

          Statements of Operations for the three months ended
               March 31, 2004 (unaudited) and March 31, 2003
               (unaudited)                                                 P. 4

          Statements of Cash Flows for the three months ended
               March 31, 2004 (unaudited) and March 31, 2003
               (unaudited)                                                 P. 5

          Notes to Financial Statements                                    P. 7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION                                                  P. 11

     ITEM 3.  CONTROLS AND PROCEDURES                                      P. 14

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

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              P. 15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          P. 15

     ITEM 5.  OTHER INFORMATION                                            P. 15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             P. 16


SIGNATURES

     EXHIBIT 31.1
     EXHIBIT 32.1

                                     PART I
                              Financial Information

ITEM 1.   FINANCIAL STATEMENTS

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                     ASSETS

                                                                          March 31,       December 31,
                                                                            2004              2003
                                                                         -----------------------------
                                                                         (unaudited)

Current assets:
     Cash and cash equivalents                                           $        244     $        119

     Inventory                                                                      1                1
                                                                         -----------------------------

                        Total current assets                                      245              120

Property and equipment, net                                                        19                4

Land held for development and sale                                              3,050            2,970

Other asset                                                                        10               --

Deferred tax asset                                                                 --              225
                                                                         -----------------------------

                        Total assets                                     $      3,324     $      3,319
                                                                         =============================

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

     Accounts payable and accrued liabilities                            $        203     $        170
                                                                         -----------------------------

                        Total current liabilities                                 203              170

Long-term liabilities:

     Notes payable - related party                                                484              484

     Secured note payable - related party                                       1,400            1,400

     Convertible debentures - related party,
        net of unamortized discounts of $819 and $866, respectively             2,681            2,634

     Convertible debentures,
        net of unamortized discounts of $120 and $109, respectively               435              336
                                                                         -----------------------------

                        Total long-term liabilities                             5,000            4,854
                                                                         -----------------------------

                        Total liabilities                                       5,203            5,024
                                                                         -----------------------------

Stockholders' deficiency:

     Series A Convertible Preferred Stock, noncumulative,
        $.01 par value; authorized 400,000 shares; none issued                     --               --

     Preferred stock, $.01 par value; authorized 1,600,000
        shares; none issued - (preferences and
        rights to be designated by the Board of Directors)                         --               --

     Common stock, $.001 par value; authorized 140,000,000 shares;
        1,875,902 shares issued and outstanding at March 31, 2004                   2                2
        and December 31, 2003

     Additional paid-in capital                                                26,244           26,216

     Accumulated deficit                                                      (28,125)         (27,923)
                                                                         -----------------------------

                        Total stockholders' deficiency                         (1,879)          (1,705)
                                                                         -----------------------------

                        Total liabilties and stockholders' deficiency    $      3,324     $      3,319
                                                                         =============================

  See accompanying notes to these condensed consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                 Three Months Ended March 31,
                                                                -----------------------------
                                                                    2004             2003
                                                                ------------     ------------
                                                                 (unaudited)      (unaudited)
Net sales                                                       $         --     $          3

Cost of sales                                                             --               --
                                                                ------------     ------------
                 Gross profit                                             --                3
                                                                ------------     ------------

Operating expenses:

     General and administrative                                          126              278

     Research and development                                             --               54
                                                                ------------     ------------

         Total operating expenses                                        126              332
                                                                ------------     ------------

                 Loss from operations                                   (126)            (329)
                                                                ------------     ------------

    Interest expense                                                     (76)              --
                                                                ------------     ------------

                                                                ------------     ------------
                 Net loss                                       $       (202)    $       (329)
                                                                ============     ============

                 Weighted average number of
                     common shares outstanding                     1,875,902          666,683
                                                                ============     ============

                 Basic and diluted net loss per common share    $      (0.11)    $      (0.49)
                                                                ============     ============

  See accompanying notes to these condensed consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)

                                                                        Three Months Ended March 31,
                                                                       -----------------------------
                                                                           2004             2003
                                                                       ------------     ------------
                                                                        (unaudited)      (unaudited)
Cash flows from operating activities:
       Net loss                                                        $       (202)    $       (329)
                                                                       ------------     ------------

           Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:

               Depreciation                                                      --                3

               Amortization of debt discount                                     34               --

               Issuance of stock and warrants for services                       --                4

           Decrease (increase) in operating assets:

               Decrease in accounts receivable                                   --                5

               Decrease in prepaid expenses and other
                   current assets                                                --               55

               Increase in other assets                                         (10)              --

               Decrease in deferred tax asset                                   225               --

           Decrease in operating liabilities:

               Decrease in accounts payable and accrued liabilities             (10)              --
                                                                       ------------     ------------

                      Total adjustments                                         239               67
                                                                       ------------     ------------

                      Net cash provided by
                      (used in) operating activities                             37             (262)
                                                                       ------------     ------------

Cash flows from investing activities:

       Purchase of property and equipment                                       (15)              --

       Land development costs                                                    (7)              --
                                                                       ------------     ------------

                      Net cash used in investing activities            $        (22)    $         --
                                                                       ------------     ------------

  See accompanying notes to these condensed consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        (In thousands except share data)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     2004            2003
                                                                 ------------    ------------
Cash flows from financing activities:
      Proceeds from issuance of notes payable - related party              --             250

      Proceeds from issuance of convertible debentures                    110              --

      Repayment of note payable to officer/stockholder                     --            (115)

      Costs incurred for equity offerings and warrants                     --             (11)
                                                                 ------------    ------------

          Net cash provided by financing activities                       110             124
                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents                      125            (138)

Cash and cash equivalents - beginning of the period                       119             174
                                                                 ------------    ------------

Cash and cash equivalents - end of the period                    $        244    $         36
                                                                 ============    ============

Supplemental disclosure of cash flow information:

Supplemental disclosures of non-cash investing and financing activities:

      Recording of debt discount                                 $         28    $         --
                                                                 ============    ============

      Issuance of 505,787 shares of
      common stock in settlement of notes payable                $         --    $        161
                                                                 ============    ============

      Recording of interest payable and amortization of
      debt discount that is capitalized as an addition to
      the cost of the land held for development and sale         $         73    $         --
                                                                 ============    ============

  See accompanying notes to these condensed consolidated financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NUWAVE Technologies, Inc. (the "Company" or "NUWAVE"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on April 15, 2004.

2.   GOING CONCERN AND MANAGEMENT'S PLANS

     As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $202,000 during the three months ended March 31, 2004, resulting in a stockholders deficiency of approximately $1,879,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management has taken a number of actions to lower costs and to improve the Company's liquidity. The Company has substantially reduced its cash flow requirements through significant reductions in payroll and various other operating expenses. In addition, the Company intends to remain in the technology business, and has engaged the services of an outside agent to represent it in its sales and marketing efforts in order to attempt to generate increased sales of its technology products.

     On May 11, 2004 the Company was granted a further extension of the due dates until August 1, 2005, for the payment of certain notes payable obligations to Cornell Capital Partners, LP ("Cornell"), a related party, that matured during 2003 and March of 2004. In addition, management's plans include the raising of cash through the issuance of debt or equity although there are no assurances that the Company will be successful. The Company continues to require funding by and the financial support of Cornell. Management does not intend to expend any additional funds toward the development of the land held for development and sale until such time as new funding is secured.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of NuWave and its wholly-owned subsidiaries Lehigh Acquisition Corp ("Lehigh"), WH Acquisition Corp, Harwood Acquisition Corp and JK Acquisition Corp (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     STOCK-BASED COMPENSATION

     For the three months ended March 31, 2004 and 2003, there was no stock based employee compensation expense as determined under the fair value based method. Accordingly, for these periods, there are no differences between basic and diluted net loss per share as reported and proforma net loss.

     LOSS PER SHARE

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended March 31, 2004 and 2003, potential common shares amount to 44,335,215 and 140,467 shares, respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive. Conversion of all convertible debentures was based upon a conversion price of $0.096 per share at March 31, 2004.

     INTEREST CAPITALIZATION

     The Company follows SFAS No. 34, "Capitalization of Interest Costs", which provides for the capitalization of interest as part of the historical cost of acquiring certain assets. Interest is capitalized on assets that require a period of time to get them ready for their intended use, such as real estate development projects. Interest is capitalized from the period activities begin, such as planning and permitting, until such time as the project is complete. Interest costs include interest recognized on obligations having explicit rates, as well as the amortization of discounts that result from imputing interest on convertible debentures over the life of the obligation. Interest is capitalized on only the net book value of the land and improvements, net of the discount recorded on the acquisition of the land. Interest on specific borrowings associated with the land, that are in excess of its net book value are expensed as incurred.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   LAND HELD FOR DEVELOPMENT AND SALE

     On December 22, 2003, Lehigh acquired a parcel of land in New Jersey that it intends to develop and then sell. During the period ended March 31, 2004, the Company capitalized approximately $73,000 of interest relating to the financing costs incurred for the portion of land that was capitalized in December, 2003.

5.   CONVERTIBLE DEBENTURES

     During January, 2004, the Company raised $110,000 through the issuance of convertible debentures to two unrelated parties. These debentures bear interest at a rate of 5% per annum, with interest due at maturity or upon conversion. These debentures mature in January, 2006.

     At the option of the Company, upon the maturity date, these convertible debentures may be converted into the Company's Common Stock. At the option of the holder, at any time prior to maturity, any portion of these convertible debentures may be converted into the Company's Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price, or (b) 80% of the lowest daily volume weighted average price for the five days immediately preceding the conversion date. In addition, the Company may redeem, with 30 days advance notice, a portion or all of these outstanding debentures at 120% of the dollar value of the amount redeemed plus accrued interest.

     The Company has recorded a debt discount of $28,000 at the issuance of these convertible debentures to reflect the value of the beneficial conversion feature related to the convertible debentures. Accordingly, the Company has recorded the value of the beneficial conversion features as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount is being amortized over the term of the related debentures, which is 24 months, and such discount was recorded as interest expense on the accompanying condensed consolidated statement of operations.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   SEGMENT DATA

     Commencing with the acquisition of land in December 2003, the Company operates in two industry segments - video and image technology and real estate development and sale. The Company evaluates segment performance based on loss from operations.

     Summarized financial information for the three months ended March 31, 2004 concerning the Company's reportable segments is shown in the following table:

                                                (IN THOUSANDS)

                                                  REAL ESTATE
                                 VIDEO & IMAGE    DEVELOPMENT
                                   TECHNOLOGY      AND SALE         TOTAL
                                   ----------     ----------     ----------

Net revenues from customers        $       --     $       --     $       --
                                   ==========     ==========     ==========

Loss from operations               $      (69)    $      (57)    $     (126)
                                   ==========     ==========     ==========

Interest expense                   $       34     $       42     $       76
                                   ==========     ==========     ==========

Total identifiable assets          $      274     $    3,050     $    3,324
                                   ==========     ==========     ==========

Capital expenditures, including
capitalized interest               $       15     $       80     $       95
                                   ==========     ==========     ==========

7.   SUBSEQUENT EVENT

     During April of 2004, WH Acquisition Corp. purchased real estate property consisting of land and a residential building in Jersey City, New Jersey for a total purchase price of $122,000. The purchase was paid with $113,000 in cash and $9,000 in the application of a deposit. The Company intends to redevelop and then later sell this property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "Results of Operations," "Plan of Operation" and "Liquidity and Capital Resources" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product and real estate development, competitive products and pricing, general economic conditions, interest rate risks, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital, the Company's ability to obtain the various approvals and permits for the land development and the risk factors detailed from time to time in the Company's periodic reports and other materials filed with the Securities and Exchange Commission ("SEC").

     All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

OVERALL FINANCIAL PERFORMANCE

     For the three months ended March 31, 2004, the Company reported a net loss of $202,000 as compared to a net loss of $329,000 for the three months ended March 31, 2003. This represented a decline in our net loss of 39%.

     General and administrative expenses for the Company for the three months ended March 31, 2004 were $126,000, as compared to $278,000 for the three months ended March 31, 2003, a decrease of $152,000 or 55%. This decrease was the result of a significant reduction in most general and administrative expenses resulting from the resignation of all management and employees with only a new CEO in September, 2003 and one other administrative employee hired on November 1, 2003. The decrease also resulted from continued Company wide cost cutting efforts. There were major decreases in salaries of $72,000, insurance of $90,000, investor relations of $7,000, and rent of $13,000. Professional fees increased by $42,000 and real estate taxes increased by $15,000. The Company allocated approximately $69,000 of these general and administrative expenses to the Video and Image Technology segment and approximately $57,000 to the Real Estate segment.

     Note - the Company will discuss its technology business under Results of Operations - Video and image technology business operations and will discuss its real estate development business under Plan of Operation - Real estate activities. See sections, below.

RESULTS OF OPERATIONS - VIDEO AND IMAGE TECHNOLOGY BUSINESS OPERATIONS

     The Company continues to have difficulty selling its video and image technology products. The market for the Company's technology products continues to be adversely affected by strong competition and price compression in the imaging and video electronics markets. There were no revenues for the three month period ended March 31, 2004, as compared to revenues of $3,000 for the three month period ended March 31, 2003. These 2003 revenues related to the Company's sale of its inventory of its retail line of products to its former exclusive licensee.

     Research and development expenses for the three months ended March 31, 2004 were $0, as compared to expenses of $54,000 for the three months ended March 31, 2003. These expenses have decreased because the Company has terminated all research and development employees and research consulting agreements during 2003. On October 31, 2003, the Company entered into a non-exclusive agreement with an agent to develop, market and sell the Company's technology products. Under the agreement with the agent, the Company is obligated to pay a commission fee on only those sales that the agent brings to the Company. The decrease in research and development expenses were in engineering salaries and outside consulting fees of $48,000 and, $6,000 in laboratory supplies and laboratory operating expenses.

     General and administrative expenses for the technology business for the three months ended March 31, 2004 were $69,000, as compared to $278,000 for the three months ended March 31, 2003, a decrease of $209,000 or 75%. This decrease was the result of a significant reduction in most general and administrative expenses, as discussed above, as well as from an allocation of $57,000 of the general and administrative expenses to the real estate segment. Interest expense for non real estate operations increased $34,000 on account of notes payable and convertible debenture obligations incurred during 2003 to provide liquidity for the Company's operations. The notes payable accrue interest at the default penalty rate of 24% per annum. The convertible debenture obligations applied to the technology operations bear a weighted annual interest rate of approximately 17.5%.

PLAN OF OPERATION - REAL ESTATE ACTIVITIES

     The Company's first real estate investment was made on December 22, 2003. There are no revenues from real estate activities to date. Revenues in real estate are not projected to be realized until mid to late 2005. During the three months ended March 31, 2004, the Company incurred general and administration expenses of approximately $57,000, which consisted of real estate taxes of approximately $15,000 and an allocation of other general and administration expenses of approximately $42,000. Interest expense for the three months ended March 31, 2004 was $42,000. In addition, costs for legal expenses regarding the development plan of $7,000 and interest of $73,000 have been capitalized to the cost of the land held for development and sale. Accordingly, the Company recorded a net loss on real estate operations of approximately $99,000.

     The Company follows SFAS No. 34, "Capitalization of Interest Costs", which provides for the capitalization of interest as part of the historical cost of acquiring certain assets. Interest is capitalized on assets that require a period of time to get them ready for their intended use, such as real estate development projects. Interest is capitalized from the period activities begin, such as planning and permitting, until such time as the project is complete. Interest costs include interest recognized on obligations having explicit rates, as well as the amortization of discounts that result from imputing interest on convertible debentures over the life of the obligation. Interest is capitalized on only the net book value of the land and improvements, net of the discount recorded on the acquisition of the land. Interest on specific borrowings associated with the land, that are in excess of its net book value are expensed as incurred.

     The Company's tentative plans call for the development of approximately 100 residential dwelling units. The Company intends to engage an architect during mid to late 2004 for the purpose of drawing up specifications and establishing budgets for costs for the project. Once the architectural plans are in place, the Company will interview and contract with a developer to build out the property.

     Land development and construction costs are roughly estimated to be $8,000,000 to $10,000,000. The Company will have to raise additional funds to finance construction, from the sale of securities or through bank or other debt financing.

     On April 30, 2004, the Company, through a wholly owned subsidiary, purchased a parcel of residential real estate for $122,000, utilizing approximately $113,000 in cash and the application of deposits of approximately $9,000. The Company intends to redevelop and then later sell this property.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash balances on hand of $244,000 and $119,000 as of March 31, 2004 and 2003, respectively. The Company's future cash funding sources continues to be uncertain. The Company's primary cash needs are to fund ongoing operations and real estate development activities. On May 11, 2004, the Company was granted from Cornell a further extension until August 1, 2005 to pay the balances due on $484,000 of notes that are in default. The Company will defer any land development and construction expenditures until after it has arranged adequate funding. In order to obtain funding during the next twelve months, the Company intends to seek financing through a combination of sources, the final plans for which are not yet resolved. These sources might include funding through the sale of securities or loans.

     In seeking sources of liquidity, the Company intends to continue to rely on the sale of securities or loans for near term working capital needs. The Company expects to satisfy most of its funding needs in 2004 and 2005 with advances that the Company will seek under a planned financing arrangement with Cornell Capital Partners, although no commitments have been obtained as of the date hereof. In addition, the Company will seek outside mortgage financing for certain of the properties that it might acquire in the future, as well as to finance development and construction of the dwelling units on the undeveloped acreage. The severe cost cutting has reduced cash requirements at the Company substantially. In their report on the audit of Nuwave's financial statements for the years ended December 31, 2003, and 2002 our independent auditors included an explanatory paragraph in their report because of the uncertainty that we could continue in business as a going concern. In the event we are unable to raise the anticipated operating capital needs through the sale of securities or some other form of financing or receive cash from sales of our products, there would be substantial doubt about our ability to continue as a going concern.

     During the three month period ended March 31, 2004, the Company had a net increase in cash of $125,000. The Company's sources and uses of funds were as follows:

     CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities was $37,000. This was primarily driven by a consolidated net loss of $202,000, offset by the receipt of $225,000, which represents the proceeds received from the sale of certain of the Company's state net operating losses.

     CASH USED IN INVESTING ACTIVITIES. The Company purchased $15,000 of new computer and office equipment. Also, the Company incurred $7,000 for legal costs toward development of the land held for development and sale.

     CASH PROVIDED BY FINANCING ACTIVITIES. The Company raised $110,000 in funds through the issuance of convertible debentures to unrelated third parties.

     At March 31, 2004, the Company had positive net working capital of $42,000. The Company intends to monitor spending carefully until such time that new funding is arranged.

     Subsequent to March 31, 2004, on April 30, 2004, the Company utilized $113,000 in cash for the purchase of a parcel of residential real estate.

     The Company's common stock is traded on the OTC Bulletin Board (OTCBB) Market under the symbol "NUWV." The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. Prior to August 13, 2002, the stock had been traded on the NASDAQ Small Cap Market.

ITEM 3.   CONTROLS AND PROCEDURES

     Based on his evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have not been significant changes in our controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

     During January 2004, the Company issued $110,000 in convertible debentures to two unrelated third party investors. These debentures bear interest at a rate of 5% per annum, with interest due at maturity or upon conversion. These debentures mature in January, 2006. The Company has recorded a debt discount of $28,000 at issuance of these convertible debentures to reflect the value of the beneficial conversion feature related to the convertible debentures. Accordingly, the Company has recorded the value of the beneficial conversion features as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount is being amortized over the term of the related debentures, which is 24 months, and such discount was recorded as interest expense on the accompanying condensed consolidated statement of operations.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT.

     31.1 Certification re: Section 302

     32.1  Certification re: Section 906

(b)  REPORTS ON FORM 8-K.

     On February 5, 2004, the Company filed a Form 8-K under Item 9 indicating a new office address.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUWAVE TECHNOLOGIES, INC.
                                        (Registrant)

                                        ____________________________
Date:  May 14, 2004                     By: /s/ George D. Kanakis

                                        Chief Executive Officer and
                                        Chairman of the Board, President
                                        (Principal Executive and Financial
                                        Officer)