Form 10QSB
period 2004-06-30
NUWAVE TECHNOLOGIES INC
filed 2004-08-16
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                       or
               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _____________________

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

                          1416 Morris Avenue, Suite 207
                             Union, New Jersey 07083
               (Address of principal executive offices)(Zip Code)

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

The  number of  shares  of Common  Stock  outstanding  as of  August  11,  2004:
2,062,013

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB
                                 June 30, 2004
                                      Index

PART I - FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    Page(s)
                                                                         -------

          Balance Sheets as of June 30, 2004 (unaudited)
               and December 31, 2003                                      P. 3

          Statements of Operations for the three and six months
               ended June 30, 2004 (unaudited) and June 30, 2003
               (unaudited)                                                P. 4

          Statements of Cash Flows for the six months
               ended June 30, 2004 (unaudited) and June 30, 2003
               (unaudited)                                                P. 5

          Notes to Condensed Consolidated Financial Statements            P. 7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION                                               P. 14

  ITEM 3.  CONTROLS AND PROCEDURES                                        P. 19

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                               P. 20

  ITEM 2.  CHANGES IN SECURITIES                                           P. 20

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 P. 21

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             P. 21

  ITEM 5.  OTHER INFORMATION                                               P. 21

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                P. 21


SIGNATURES

  EXHIBIT 31.1
  EXHIBIT 32.1

                                     PART I
                              Financial Information
ITEM 1.  FINANCIAL STATEMENTS

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                     ASSETS
                                                                                 June 30,      December 31,
                                                                                  2004            2003
                                                                                ---------------------------
                                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                                  $    177         $    119

     Inventory                                                                         1                1
                                                                                --------         --------

                        Total current assets                                         178              120

Property and equipment, net                                                           17                4

Land held for development and sale                                                 3,248            2,970

Deferred tax asset                                                                    --              225
                                                                                --------         --------

                        Total assets                                            $  3,443         $  3,319
                                                                                ========         ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

     Accounts payable and accrued liabilities                                   $     36         $    170

     Current portion of note payable - related party                                 131               --
                                                                                --------         --------

                        Total current liabilities                                    167              170
                                                                                --------         --------
Non-current liabilities:

     Notes payable - related party                                                   484              484

     Note payable - related party, net of current portion                          1,269            1,400

     Convertible debentures - related party,
        net of unamortized discounts of $771 and $866, respectively                2,729            2,634

     Convertible debentures,
        net of unamortized discounts of $183 and $109, respectively                  622              336

     Accrued interest - non-current                                                  216               --
                                                                                --------         --------
                        Total non-current liabilities                              5,320            4,854
                                                                                --------         --------

                        Total liabilities                                          5,487            5,024
                                                                                --------         --------

Stockholders' deficiency:

     Series A Convertible Preferred Stock, noncumulative,
        $.01 par value; authorized 400,000 shares; none issued                        --               --

     Preferred stock, $.01 par value; authorized 1,600,000
        shares; none issued - (preferences and
        rights to be designated by the Board of Directors)                            --               --

     Common stock, $.001 par value; authorized 140,000,000 shares;
        2,062,013 shares issued and outstanding at June 30, 2004                       2                2
        and 1,875,902 shares issued and outstanding at December 31, 2003

     Additional paid-in capital                                                   26,344           26,216

     Accumulated deficit                                                         (28,390)         (27,923)
                                                                                --------         --------

                        Total stockholders' deficiency                            (2,044)          (1,705)
                                                                                --------         --------

                        Total liabilties and stockholders' deficiency           $  3,443         $  3,319
                                                                                ========         ========

       See accompanying notes to these consolidated financial statements.

                  NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                         ------------------------------------   ---------------------------------
                                                            2004                2003               2004              2003
                                                         ---------------   ------------------   --------------   ----------------
                                                         (unaudited)          (unaudited)         (unaudited)       (unaudited)
Net sales                                                 $        --         $        12         $        --         $        15

Cost of sales                                                      --                   3                  --                   3
                                                          -----------         -----------         -----------         -----------
             Gross profit                                          --                   9                  --                  12
                                                          -----------         -----------         -----------         -----------

Operating expenses:

     General and administrative                                   166                 295                 292                 573

     Research and development                                      --                  72                  --                 126
                                                          -----------         -----------         -----------         -----------

         Total operating expenses                                 166                 367                 292                 699
                                                          -----------         -----------         -----------         -----------

             Loss from operations                                (166)               (358)               (292)               (687)

    Interest expense                                              (99)                 (6)               (175)                 (6)
                                                          -----------         -----------         -----------         -----------

             Net loss                                     $      (265)        $      (364)        $      (467)        $      (693)
                                                          ===========         ===========         ===========         ===========

             Weighted average number of
                 common shares outstanding                  1,944,583           1,382,798           1,910,243           1,026,719
                                                          ===========         ===========         ===========         ===========


             Basic and diluted net loss per common share  $     (0.14)        $     (0.26)        $     (0.24)        $     (0.67)
                                                          ===========         ===========         ===========         ===========

       See accompanying notes to these consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                        (In thousands except share data)

                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                                 2004          2003
                                                                              -----------   -----------
                                                                              (unaudited)   (unaudited)
Cash flows from operating activities:

       Net loss                                                                   $(467)        $(693)
                                                                                  -----         -----

           Adjustments to reconcile net loss to net cash used in operating activities:

               Depreciation                                                           2             6

               Provision for bad debt expense                                        --            11

               Amortization of debt discount                                         70            --

               Issuance of stock and warrants for services                           18             9

           Decrease (increase) in operating assets:

               Decrease in inventory                                                 --            10

               Decrease in prepaid expenses and other
                   current assets                                                    --           122

               Decrease in other assets                                              --             1

               Decrease in deferred tax asset                                       225            --

           Increase (decrease) in operating liabilities:

               Increase in accounts payable and accrued liabilities                   2            77
                                                                                  -----         -----

                      Total adjustments                                             317           236
                                                                                  -----         -----

                      Net cash used in operating activities                        (150)         (457)
                                                                                  -----         -----

Cash flows from investing activities:

       Purchase of property and equipment                                           (15)           --

       Land acquisition and land development costs                                 (137)           --
                                                                                  -----         -----

                      Net cash used in investing activities                        (152)           --
                                                                                  -----         -----

       See accompanying notes to these consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        (In thousands except share data)

                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                                 2004          2003
                                                                                ------        ------
Cash flows from financing activities:

      Proceeds from issuance of notes payable - related party                       --           357

      Proceeds from issuance of convertible debentures                             360            --

      Proceeds from equity offerings                                                              87

      Repayment of note payable to officer/stockholder                              --          (115)

      Costs incurred for equity offerings and warrants                              --           (14)
                                                                                ------        ------

          Net cash provided by financing activities                                360           315
                                                                                ------        ------

Net increase (decrease) in cash and cash equivalents                                58          (142)

Cash and cash equivalents - beginning of the period                                119           174
                                                                                ------        ------

Cash and cash equivalents - end of the period                                   $  177        $   32
                                                                                ======        ======

Supplemental disclosure of cash flow information:

      Interest paid during the period                                           $   --        $    6
                                                                                ======        ======

Supplemental disclosures of non-cash investing and financing activities:

      Recording of debt discount                                                $  110        $   --
                                                                                ======        ======

      Issuance of 1,089,490 shares of
      common stock in settlement of notes payable                               $   --        $  242
                                                                                ======        ======

      Recording of interest payable and amortization of
      debt discount that is capitalized as an addition to
      the cost of the land held for development and sale                        $  141        $   --
                                                                                ======        ======

       See accompanying notes to these consolidated financial statements.

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

2. Going Concern and Management's Plans

      Over the last three years, the Company's sales have declined from $505,000 in 2001 to $286,000 in 2002 to $20,000 in 2003 and no sales in the three and six month periods ending June 30, 2004, as the Company has had difficulty securing buyers for its technology products in a very competitive environment. The
Company has incurred  net losses of  $4,273,000,  $2,674,000,  $790,000 in 2001,
2002 and 2003, respectively. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $265,000 and $467,000 during the three months and six months ended June 30, 2004,
respectively,   resulting  in  a  stockholders'   deficiency  of   approximately
$2,044,000. In addition, the Company has used substantial amounts of working capital in its operations. The Company's net cash used in operations was $858,000 and $150,000 for the year ended December 31, 2003 and for the six months ended June 30, 2004, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

      Management has taken a number of actions to lower costs and to improve the Company's liquidity. The Company has substantially reduced its cash flow requirements through significant reductions in payroll and various other operating expenses. In addition, the Company intends to remain in the technology business, and has engaged the services of an outside agent to represent it in its sales and marketing efforts in order to attempt to generate increased sales of its technology products. The Company has found it difficult, however, to generate revenues through its technology business.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      On July 20, 2004, the Company was granted a further extension of the due dates until December 5, 2005, for the payment of certain notes payable obligations to Cornell Capital Partners, LP ("Cornell"), a related party, that matured during 2003 and March of 2004. It is possible that the Company may in the future require further extensions or other concessions from lenders. In addition, management's plans include the raising of cash through the issuance of debt or equity although there are no assurances that the Company will be successful. The Company continues to require funding by and the financial support of Cornell. In May 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell (See Notes 8 and 11). As explained further in Note 11, Subsequent Events, in August 2004, the Company filed with the SEC to register these securities under the SEDA. Management does not intend to expend any additional funds toward the development of the land held for development and sale until such time as new funding is secured.

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

      Stock-Based Compensation

      On June 1, 2004, the Company granted 75,000 shares of stock to its President and CEO under his employment agreement and recorded an earnings charge of $7,500 (See Note 7). In addition, for the three months and six months ended June 30, 2004 and 2003, there was no other stock based employee compensation expense as determined under the fair value based method. Accordingly, for these periods, there are no differences between basic and diluted net loss per share as reported and proforma net loss.

      Revenue Recognition

      In regard to the technology operations, income is recorded when orders are shipped and the Company has no further involvement with the product. In regard to real estate operations, income from sales of real estate is recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

      Loss per Share

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended June 30, 2004 and 2003, potential common shares amount to 62,304,891 and 20,230 shares, respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      Effect of Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. In December 2003, the FASB revised certain elements of FIN 46 ("FIN 46-R"). The FASB also modified the effective date of FIN 46. This interpretation applies immediately to variable interest entities created after January 31, 2003 and variable interest entities in which the Company obtains an interest after January 31, 2003. For variable interest entities in which a company obtained an interest before February 1, 2003, the interpretation applies to periods ending after December 15, 2004. The adoption of FIN 46 is not expected to have a material impact on the consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the third quarter of 2003. The adoption has not had, and is not expected to have, a material impact on the Company's consolidated financial position or results of operations.

4. Land Held for Development and Sale

      During April 2004, WH Acquisition Corp. purchased real estate property consisting of land and a residential building in Jersey City, New Jersey for a total purchase price of $122,000. The purchase was paid with $113,000 in cash and $9,000 in the application of a deposit. The Company intends to redevelop and then later sell this property. On December 22, 2003, Lehigh acquired a parcel of land in New Jersey that it intends to develop and then sell. During the three and six month periods ended June 30, 2004, the Company capitalized approximately $68,000 and $141,000 of interest relating to the financing costs incurred for the portion of Lehigh land that was capitalized in December 2003 and $8,000 and $15,000 in legal fees, respectively.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Convertible Debentures

      During June 2004, the Company raised $250,000 through the issuance of a convertible debenture to one unrelated party. This debenture bears interest at 10% per anum, with interest due at maturity or upon conversion. This debenture matures in June 2006. During January 2004 the Company raised $110,000 through the issuance of convertible debentures to two unrelated parties. These debentures bear interest at a rate of 5% per annum, with interest due at maturity or upon conversion. These debentures mature in January 2006.

      For the convertible debenture issued in June 2004, at the option of the Company, upon the maturity date, this convertible debenture may be converted into the Company's Common Stock. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into the Company's Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price at April 26, 2004, or (b) 75% of the lowest closing bid price for the five days immediately preceding the conversion date. In addition, the Company may redeem, with 15 days advance notice, a portion or all of these outstanding debentures at 125% of the dollar value of the amount redeemed plus accrued interest.

      For the convertible debentures issued in January 2004, at the option of the Company, upon the maturity date, these convertible debentures may be converted into the Company's Common Stock. At the option of the holder, at any time prior to maturity, any portion of these convertible debentures may be converted into the Company's Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price, or (b) 80% of the lowest daily volume weighted average price for the five days immediately preceding the conversion date. In addition, the Company may redeem, with 15 days advance notice, a portion or all of these outstanding debentures at 110% of the dollar value of the amount redeemed plus accrued interest.

      Upon the issuance of these convertible debentures, the Company has recorded a debt discount of $83,000 and $27,000, for the June 2004 and January 2004 debentures, respectively. These debt discounts are recorded to reflect the value of the beneficial conversion feature related to the convertible debentures. Accordingly, the Company has recorded the value of the beneficial conversion features as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount is being amortized over the term of the related debentures, which is 24 months, and such discount was recorded as interest expense on the accompanying condensed consolidated statement of operations.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Other Non-Current Liabilities

      The Company accrues interest payable on all of its debt obligations. For the notes payable - related party, the interest is payable upon maturity, as that date has been extended to December 5, 2005 by the note holder, Cornell Capital Partners, LP. For the convertible debentures - related party and the convertible debentures, the interest is payable at maturity or redemption, if earlier. Additionally, the interest will be converted to common stock upon the conversion of the convertible debentures. These obligations and the corresponding accrued interest obligations thereon are classified as non-current obligations on the balance sheet at June 30, 2004.

      Under the terms of the note payable - related party, the Company accrues interest from the date of issue, December 22, 2003, through December 31, 2004. Pursuant to the terms of the note, effective on January 1, 2005, the accrued interest will be added to the principal balance of the obligation. The Company will then begin making 60 equal payments of $27,740, including interest at 5% per annum, which will fully repay the outstanding obligations under the note by January 2010. The accrued interest on this note payable, aggregating approximately $35,000 at June 30, 2004, is reflected in accrued interest - non-current in the balance sheet as of June 30, 2004.

7. Employment Agreement

      Effective June 1, 2004, NuWave entered into a five year employment contract with its President and Chief Executive Officer, George Kanakis, at an annual salary of $125,000 per year, subject to increases at the Board of Directors' discretion. Mr. Kanakis is also entitled to a bonus equal to 12.5% of the net income attributable to each NuWave subsidiary, plus a discretionary bonus as determined by the Board of Directors. In addition, Mr. Kanakis was issued 75,000 shares of common stock. Under the contract, at some future date, Mr. Kanakis will be entitled to receive options to purchase 100,000 shares of common stock. The Company has not yet adopted a stock option plan and as such, no options have yet been issued to Mr. Kanakis. The Company recorded an earnings charge of $7,500 in connection with the issuance of the 75,000 shares of common stock.

8. Standby Equity Distribution Agreement

      In May 2004, NuWave entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will pay NuWave 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the 5 days immediately following the notice date. Further, Cornell Capital Partners, L.P. will retain a fee of 10% of each advance under the Standby Equity Distribution Agreement. The Company intends to register 67,000,000 shares of common stock in conjunction with this Standby Equity Distribution Agreement. On May 25, 2004, the Company issued 111,111 shares to the placement agent engaged in association with this agreement, and recorded an earnings charge of $10,000 (See Note 11).

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Segment Data

      Commencing with the acquisition of land in December 2003, the Company operates in two industry segments - video and image technology and real estate development and sale. The Company evaluates segment performance based on loss from operations.

      Summarized financial information for the three and six months ended June 30, 2004 concerning the Company's reportable segments is shown in the following table:

                                              Three Months Ended June 30, 2004
                                                       (In thousands)

                                                            Real Estate
                                       Video & Image      Development and
                                        Technology            Sale            Total
                                        ----------         --------           ------
Net revenues from customers              $    --           $    --           $    --
                                         =======           =======           =======

Loss from operations                     $   (76)          $   (90)          $  (166)
                                         =======           =======           =======

Interest expense                         $    42           $    57           $    99
                                         =======           =======           =======

Total identifiable assets                $     5           $ 3,438           $ 3,443
                                         =======           =======           =======

Capital expenditures, including
capitalized interest                     $    --           $   198           $   198
                                         =======           =======           =======

                                                Six Months Ended June 30, 2004
                                                       (In thousands)

                                                           Real Estate
                                       Video & Image      Development and
                                        Technology            Sale            Total
                                        ----------         --------           ------
Net revenues from customers              $    --           $    --           $    --
                                         =======           =======           =======

Loss from operations                     $  (145)          $  (147)          $  (292)
                                         =======           =======           =======

Interest expense                         $    76           $    99           $   175
                                         =======           =======           =======

Total identifiable assets                $     5           $ 3,438           $ 3,443
                                         =======           =======           =======
Capital expenditures, including
capitalized interest                     $    --           $   293           $   293
                                         =======           =======           =======

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Lease Commitment

      In May 2004, the Company entered into a five year sublease agreement for the rental of 3,580 square feet of corporate office tower space in Jersey City, New Jersey. This rental agreement is effective July 1, 2004 and requires the Company to pay rent of approximately $7,000 and approximately $3,000 in shared building operating expenses, each month. The Company subleases one half of this space to a subtenant, for approximately $5,000 per month. The Company's obligations under this lease are guaranteed by Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is related to Cornell Capital Partners, L.P. a related party to the Company.

      The  approximate   future  minimum  lease  payments  under  the  Company's
non-cancellable operating lease in effect at June 30, 2004, offset by projected proceeds to be received for subtenant rentals, are as follows:

--------------------------------------------------------------------------------
                                   Projected Proceeds
                  Minimum Lease    To Be Received Under      Minimum Lease
                  Payments Under   Sub-tenant Rentals      Payments, Net of
Year:            Operating Lease                           Sub-tenant Rentals
--------------------------------------------------------------------------------
2004                  $40,000                $20,000                    $20,000
--------------------------------------------------------------------------------
2005                   78,000                 39,000                     39,000
--------------------------------------------------------------------------------
2006                   78,000                 39,000                     39,000
--------------------------------------------------------------------------------
2007                   78,000                 39,000                     39,000
--------------------------------------------------------------------------------
2008                   78,000                 39,000                     39,000
--------------------------------------------------------------------------------
2009                   40,000                 20,000                     20,000
                     --------               --------                   --------
--------------------------------------------------------------------------------
Total                $392,000               $196,000                   $196,000
                     ========               ========                   ========
--------------------------------------------------------------------------------

11. Subsequent Events

      On August 9, 2004, the Company filed a Form SB-2 Registration Statement, with the Securities and Exchange Commission. The Company is seeking to register 130,690,033 shares of its common stock. The Company is registering 67,000,000 shares of common stock pursuant to its SEDA with Cornell. In addition, the Company is registering 63,553,922 shares to accommodate the conversion of all of the convertible debentures which are outstanding as of June 30, 2004. In addition, the Company is registering 136,111 shares held by the placement agent and a third party shareholder.

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

Overall Financial Performance

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      For the six months ended June 30, 2004, the Company reported a net loss of $467,000 as compared to a net loss of $693,000 for the six months ended June 30, 2003. This represented a 33% decline in the Company's net loss. This reduction in net loss was the result of a decrease in general and administrative expenses.

      General and administrative expenses for the overall Company for the six months ended June 30, 2004 were $292,000, as compared to $573,000 for the six months ended June 30, 2003, a decrease of $281,000 or 49%. This decrease was the result of a significant reduction in most expense categories resulting from the resignation of all management and employees with only a new CEO in September 2003 and one other administrative employee hired on November 1, 2003. The decrease also resulted from continued Company-wide cost cutting efforts. There were decreases in salaries of $100,000, insurance of $182,000, legal of $24,000, and rent of $29,000. Other professional fees increased by $106,000 on account of the Company having to rely on consultants to perform functions such as accounting and reporting, that previously were performed by employees. Real estate taxes increased by $30,000 on account of the Company's December 2003 investment in a real estate parcel for development. The Company allocated approximately $145,000 of these general and administrative expenses to the Video and Image Technology segment and approximately $147,000 to the Real Estate segment, for the six months ended June 30, 2004.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

       For the three months ended June 30, 2004, the Company reported a net loss of $265,000 as compared to a net loss of $364,000 for the three months ended June 30, 2003. This represented a 27% decline in the Company's net loss. This reduction in net loss was the result of a decrease in general and administrative expense.

      General and administrative expenses for the Company for the three months ended June 30, 2004 were $166,000, as compared to $295,000 for the three months ended June 30, 2003, a decrease of $129,000 or 44%. This decrease was the result of a significant reduction in most expense categories resulting from the resignation of all management and employees with only a new CEO in September 2003 and one other administrative employee hired on November 1, 2003. The decrease also resulted from continued Company-wide cost cutting efforts. There were decreases in salaries of $28,000, insurance of $92,000, investor and public relations of $19,000, and rent of $16,000. Legal fees declined by $12,000 and other professional fees increased by $55,000 on account of the Company having to rely on consultants to perform functions such as accounting and reporting, that previously were performed by employees. Real estate taxes increased by $15,000 on account of the Company's December 2003 investment in a real estate parcel for development. The Company allocated approximately $76,000 of these general and administrative expenses to the Video and Image Technology segment and approximately $90,000 to the Real Estate segment, for the three months ended June 30, 2004.


      Note - the Company will discuss its technology business under Results of Operations - Video and image technology business operations and will discuss its real estate development business under Plan of Operation - Real estate activities. See sections, below.

Results of Operations - Video and image technology business operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      The Company continues to have difficulty selling its video and image technology products. The market for the Company's technology products continues to be adversely affected by strong competition and price compression in the imaging and video electronics markets. There were no revenues for the six month period ended June 30, 2004, as compared to revenues of $15,000 for the six month period ended June 30, 2003. These 2003 revenues related to the Company's sale of its inventory of its retail line of products to its former exclusive licensee.

      Research and development expenses for the six months ended June 30, 2004 were $0, as compared to expenses of $126,000 for the six months ended June 30, 2003. These expenses have decreased because the Company has terminated all research and development employees and research consulting agreements during 2003. On October 31, 2003, the Company entered into a non-exclusive agreement with an agent to develop, market and sell the Company's technology products. Under the agreement with the agent, the Company is obligated to pay a commission fee on those sales that the agent brings to the Company. The decrease in research and development expenses were in engineering salaries of $78,000, research and development fees of $9,000 and $9,000 in laboratory supplies and laboratory operating expenses.


      General and administrative expenses for the technology business for the six months ended June 30, 2004 were $145,000, as compared to $573,000 for the six months ended June 30, 2003, a decrease of $428,000 or 75%. This decrease was the result of a significant reduction in most general and administrative expenses, as discussed above in the Overall Financial Performance section, as well as from an allocation of approximately $117,000 of the NuWave general and administrative expenses to the real estate activities. Interest expense for non real estate operations increased $70,000 on account of notes payable and convertible debenture obligations incurred during 2003 and the first six months of the year 2004 to provide liquidity for the Company's operations. The notes payable accrue interest at the default penalty rate of 24% per annum. The convertible debenture obligations applied to the technology operations bear a weighted average annual interest rate of approximately 18.9%.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      The Company continues to have difficulty selling its video and image technology products. The market for the Company's technology products continues to be adversely affected by strong competition and price compression in the imaging and video electronics markets. There were no revenues for the three month period ended June 30, 2004, as compared to revenues of $12,000 for the three month period ended June 30, 2003. These 2003 revenues are related to the Company's sale of its inventory of its retail line of products.


      Research and development expenses for the three months ended June 30, 2004 were $0, as compared to expenses of $72,000 for the three months ended June 30, 2003. These expenses have decreased because the Company has terminated all research and development employees and research consulting agreements during 2003. The decreases in research and development expenses were in engineering salaries of $39,000, research and development fees of $9,000 and $8,000 in laboratory supplies and laboratory operating expenses.

      General and administrative expenses for the technology business for the three months ended June 30, 2004 were $76,000, as compared to $295,000 for the three months ended June 30, 2003, a decrease of $219,000 or 74%. This decrease was the result of a significant reduction in most general and administrative expenses, as discussed above in the Overall Financial Performance section, as well as from an allocation of approximately $76,000 of the NuWave general and administrative expenses to the real estate activities. Interest expense for non real estate operations increased $36,000 on account of notes payable and convertible debenture obligations incurred during 2003 and the first six months of the year 2004 to provide liquidity for the Company's operations. The notes payable accrue interest at the default penalty rate of 24% per annum. The convertible debenture obligations applied to the technology operations bear a weighted average annual interest rate of approximately 20.3%.


Plan of Operation - Real estate activities

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      The Company's first real estate investment, through its wholly owned subsidiary, was made on December 22, 2003. On April 30, 2004, the Company, through a separate wholly owned subsidiary, purchased a parcel of residential real estate for $122,000, utilizing approximately $113,000 in cash and the application of deposits of approximately $9,000.

      There are no revenues from real estate activities to date. Revenues in real estate are not projected to be realized until mid to late 2005. During the six months ended June 30, 2004, the Company incurred general and administrative expenses of approximately $147,000, which consisted of real estate taxes and maintenance expenses of approximately $30,000 and an allocation of other general and administrative expenses of approximately $117,000. Interest expense for the six months ended June 30, 2004 was $99,000. In addition, during the six months ended June 30, 2004, costs for legal expenses regarding the development plan of $14,000 and interest of $141,000 has been capitalized to the cost of the land held for development and sale. Accordingly, the Company recorded a net loss on real estate operations of approximately $246,000.

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

      The Company's tentative plans for the 2003 property call for the development of approximately 100 residential dwelling units. The Company intends to engage an architect during mid to late 2004 for the purpose of drawing up specifications and establishing budgets for costs for the project. Once the architectural plans are in place, the Company will interview and contract with a developer to build out the property. Land development and construction costs are roughly estimated to be $8,000,000 to $10,000,000. The Company will have to raise additional funds to finance construction. Such financing may come from the sale of securities or through bank or other debt financing.


      Regarding the residential property acquired in April 2004, the Company intends to redevelop and then sell this property.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      The Company's first real estate investment, through its wholly owned subsidiary, was made on December 22, 2003. On April 30, 2004, the Company, through a separate wholly owned subsidiary, purchased a parcel of residential real estate for $122,000, utilizing approximately $113,000 in cash and the application of deposits of approximately $9,000.

      There are no revenues from real estate activities to date. Revenues in real estate are not projected to be realized until mid to late 2005. During the three months ended June 30, 2004, the Company incurred general and administrative expenses of approximately $90,000, which consisted of real estate taxes and maintenance expenses of approximately $16,000 and an allocation of other general and administrative expenses of approximately $76,000. Interest expense for the three months ended June 30, 2004 was $57,000. In addition, during the three months ended June 30, 2004, costs for legal expenses regarding the development plan of $7,000 and interest of $68,000 has been capitalized to the cost of the land held for development and sale. Accordingly, the Company recorded a net loss on real estate operations of approximately $147,000 for the three months ended June 30, 2004.

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

      The Company's tentative plans for the 2003 property call for the development of approximately 100 residential dwelling units. The Company intends to engage an architect during mid to late 2004 for the purpose of drawing up specifications and establishing budgets for costs for the project. Once the architectural plans are in place, the Company will interview and contract with a developer to build out the property. Land development and construction costs are roughly estimated to be $8,000,000 to $10,000,000. The Company will have to raise additional funds to finance construction, from the sale of securities or through bank or other debt financing.

      Regarding the residential property acquired in April 2004, the Company intends to redevelop and then sell this property.

Liquidity and Capital Resources

      The Company had cash balances on hand of $177,000 and $119,000 as of June 30, 2004 and December 31, 2003, respectively. The Company's future cash funding sources continues to be uncertain. The Company's primary cash needs are to fund ongoing operations and real estate development activities. On July 20, 2004, the Company was granted from Cornell a further extension until December 5, 2005 to pay the balances due on $484,000 of notes that were in default. The Company will defer any land development and construction expenditures until after it has arranged adequate funding. In order to obtain funding during the next twelve months, the Company intends to seek financing through a combination of sources. These sources might include funding through the sale of securities or loans.


      In seeking sources of liquidity, the Company intends to continue to rely on the sale of securities or loans for near term working capital needs. The Company expects to satisfy a significant portion of its funding needs in 2004 and 2005 with advances that the Company will seek under the Standby Equity Distribution Agreement.


      In May 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will pay 99% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners, L.P. will retain a fee of 10% of each advance under the Standby Equity Distribution Agreement.

      Pursuant to the Standby Equity Distribution Agreement, the Company may periodically sell shares of common stock to Cornell Capital Partners, L.P. to raise capital to fund the Company's working capital and real estate development needs. The periodic sale of shares is known as an advance. The Company may request an advance every 7 trading days. A closing will be held 1 trading day after the end of each pricing period at which time we will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount.

      The Company may request advances under the Standby Equity Distribution Agreement once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, the Company may continue to request advances until Cornell Capital Partners, L.P. has advanced $30.0 million or 24 months after the effective date of the accompanying registration statement, whichever occurs first.

      The amount of each advance is limited to a maximum draw down of $1,000,000 every 7 trading days up to a maximum of $4,000,000 in any 30-day period. The amount available under the Standby Equity Distribution Agreement is not dependent on the price or volume of the Company's common stock. The Company's ability to request advances is conditioned upon the Company registering the shares of common stock with the SEC. In addition, the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners, L.P. owning more than 9.9% of the Company's outstanding common stock.


      On August 9, 2004, the Company filed with the SEC a Registration Statement on Form SB-2 to register the shares to be issued under the Standby Equity Distribution Agreement.

      Additionally, the Company will seek outside financing for certain of the properties that it might acquire in the future, as well as to finance development of the land and construction of the dwelling units on the undeveloped parcels.

      The severe cost cutting has reduced cash requirements at the Company substantially. In their reports on the audit of Nuwave's consolidated financial statements for the years ended December 31, 2003 and 2002, the Company's independent auditors' included an explanatory paragraph in their report because of the uncertainty that we could continue in business as a going concern. In the event we are unable to raise the anticipated operating capital needs through the sale of securities or some other form of financing or receive cash from sales of the Company's products, there would be substantial doubt about the Company's ability to continue as a going concern.

      During the six month period ended June 30, 2004, the Company had a net increase in cash of $58,000. The Company's sources and uses of funds were as follows:

      Cash Provided by Operating Activities. Net cash used in operating activities was $150,000. This was primarily driven by a consolidated net loss of $467,000, offset by the receipt of $225,000, which represents the proceeds received from the sale of certain of the Company's state net operating losses.

      Cash Used in Investing Activities. The Company purchased $15,000 of new computer and office equipment. The Company acquired a parcel of land for $122,000. Also, the Company incurred $15,000 for legal costs toward development of the land held for development and sale.

      Cash Provided by Financing Activities. The Company raised $360,000 in funds through the issuance of convertible debentures to unrelated third parties.

      At June 30, 2004, the Company had positive net working capital of $11,000. The Company intends to monitor spending carefully until such time that new funding is arranged.


      In May 2004, the Company entered into a five year sublease agreement for the rental of 3,580 square feet of corporate office tower space in Jersey City, New Jersey. This rental agreement is effective July 1, 2004 and requires the company to pay rent of approximately $7,000 and approximately $3,000 in shared building operating expenses, each month. The Company subleases one half of this space to a subtenant.


      The Company's common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "NUWV." The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. Prior to August 13, 2002, the stock had been traded on the NASDAQ Small Cap Market.

ITEM 3. CONTROLS AND PROCEDURES


      Based on his evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. During the period reported upon, there were no significant changes in the Company's internal controls pertaining to its financial reporting and control of assets or in other factors that could significantly affect these controls.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      During January 2004 and June 2004, the Company issued $110,000 and $250,000, respectively, in convertible debentures to two unrelated third party investors. These debentures bear interest at a rate of 5% and 10%, respectively, per annum, with interest due at maturity or upon conversion. These debentures mature in January 2006 and June 2006, respectively. The Company has recorded debt discounts of $27,000 and $83,000, respectively, at issuance of these convertible debentures to reflect the value of the beneficial conversion feature related to the convertible debentures. Accordingly, the Company has recorded the value of the beneficial conversion features as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount is being amortized over the term of the related debentures, which is 24 months, and such discount was recorded as interest expense on the accompanying condensed consolidated statement of operations.

      At the option of the Company, upon the maturity date, these convertible debentures may be converted into the Company's Common Stock. At the option of the holder, at any time prior to maturity, any portion of these convertible debentures may be converted into Common Stock. For the $110,000 debenture issued in January 2004, the value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price at the date of issue or (b) 80% of the lowest daily volume weighted average price for the five days immediately preceding the conversion date. In addition, the Company may redeem, with 15 days advance notice, a portion or all of these outstanding debentures at 110% of the dollar value of the amount redeemed plus accrued interest. For the $250,000 debenture issued in June 2004, the value of principal and accrued interest is convertible at the per share price equal to the lesser of 120% of the closing bid price at April 26, 2004, or (b) 75% of the lowest daily closing bid price for the five days immediately preceding the conversion date. In addition, the Company may redeem, with 15 days advance notice, a portion or all of this outstanding debenture at 125% of the dollar value of the amount redeemed plus accrued interest.

      In May 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will pay 99% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, L.P. is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners, L.P. will retain a fee of 10% of each advance under the Standby Equity Distribution Agreement. In addition, the Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, Newbridge Securities Corporation received a fee of 111,111 shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report.

        31.1 Certification re: Section 302

        32.1  Certification re: Section 906

(b)     Reports on Form 8-K.

      On June 28, 2004 and amended on July 2, 2004 and August 4, 2004, the Company filed a Form 8-K under Item 4 indicating a change in registrant's certifying accountant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NUWAVE TECHNOLOGIES, INC.
                                        (Registrant)

                                    -------------------------------------------
Date:  August 16, 2004              By:  /s/ George D. Kanakis

                                    Chief Executive Officer and
                                    Chairman of the Board, President
                                    (Principal Executive and Financial Officer)