Form 10QSB
period 2004-09-30
NUWAVE TECHNOLOGIES INC
filed 2004-11-22
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------
                                   (MARK ONE)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       or
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to _____________________

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


                                 (908)- 851-2470
                (Issuer's telephone number, including area code)
                                 --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [_]

The  number of shares of Common  Stock  outstanding  as of  November  12,  2004:
2,062,013

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                               SEPTEMBER 30, 2004

                                      INDEX


PART I - FINANCIAL INFORMATION

       ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                        PAGE(S)
                                                                                -------
               Balance Sheets as of September 30, 2004 (unaudited)
                    and December 31, 2003                                          P. 3

               Statements of Operations and Comprehensive Income (Loss) for
                    the three and nine months ended September 30, 2004
                    (unaudited) and September 30, 2003
                    (unaudited)                                                    P. 4

               Statements of Cash Flows for the nine months ended September
                    30, 2004 (unaudited) and September 30, 2003
                    (unaudited)                                                    P. 5

               Notes to Condensed Consolidated Financial Statements                P. 7

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               PLAN OF OPERATION                                                   P. 20

       ITEM 3.  CONTROLS AND PROCEDURES                                            P. 28

PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                                  P. 29

       ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                OF PROCEEDS                                                        P. 29

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    P. 30

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                P. 31

       ITEM 5.  OTHER INFORMATION                                                  P. 31

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   P. 32

SIGNATURES
       EXHIBIT 10.1
       EXHIBIT 10.2
       EXHIBIT 10.3
       EXHIBIT 31.1
       EXHIBIT 32.1

                                       PART I
                                Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                      ASSETS
                                                                               SEPTEMBER      DECEMBER
                                                                                  30,            31,
                                                                                 2004           2003
                                                                                --------      --------
                                                                              (unaudited)
Current assets:
     Cash and cash equivalents                                                  $    822      $    119
     Marketable securities - available-for-sale                                       85            --
     Inventory                                                                         1             1
                                                                                --------      --------
                      Total current assets                                           908           120

Property and equipment, net                                                           22             4

Land held for development and sale                                                 3,328         2,970

Deferred tax asset                                                                    --           225
                                                                                --------      --------
                      Total assets                                              $  4,258      $  3,319
                                                                                ========      ========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

     Accounts payable, accrued interest and accrued liabilities                 $    101      $    170

     Current portion of note payable - related party                                 198            --
                                                                                --------      --------
                      Total current liabilities                                      299           170
                                                                                --------      --------
Non-current liabilities:
     Notes payable - related party                                                    --           484
     Note payable - related party, net of current portion                          1,202         1,400
     Convertible debentures - related party,
       net of unamortized discounts of $697 and $866, respectively                 2,603         2,634
     Convertible debentures,
       net of unamortized discounts of $574 and $109, respectively                 1,945           336
     Accrued interest - non-current                                                  208            --
                                                                                --------      --------
                      Total non-current liabilities                                5,958         4,854
                                                                                --------      --------
                      Total liabilities                                            6,257         5,024
                                                                                --------      --------
Stockholders' deficiency:

     Series A Convertible Preferred Stock, noncumulative,
       $.01 par value; authorized 400,000 shares; none issued                         --            --

     Preferred stock, $.01 par value; authorized 1,600,000
       shares; none issued - (preferences and
       rights to be designated by the Board of Directors)                             --            --

     Common stock, $.001 par value; authorized 140,000,000 shares;
       2,062,013 shares issued and outstanding at September 30, 2004                   2             2
       and 1,875,902 shares issued and outstanding at December 31, 2003

     Additional paid-in capital                                                   26,916        26,216

     Accumulated other comprehensive loss                                            (45)           --

     Accumulated deficit                                                         (28,872)      (27,923)
                                                                                --------      --------
                      Total stockholders' deficiency                              (1,999)       (1,705)
                                                                                --------      --------
                      Total liabilties and stockholders' deficiency             $  4,258      $  3,319
                                                                                ========      ========

  See accompanying notes to these condensed consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                 (In thousands, except share and per share data)

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                           ---------------------------     ---------------------------
                                                              2004             2003            2004           2003
                                                           -----------     -----------     -----------     -----------
                                                           (unaudited)     (unaudited)      (unaudited)     (unaudited)
Net sales                                                  $        --     $         4     $        --     $        19

Cost of sales                                                       --               2              --               5
                                                           -----------     -----------     -----------     -----------
             Gross profit                                           --               2              --              14
                                                           -----------     -----------     -----------     -----------
Operating expenses:
     General and administrative                                    280              59             572             631

     Research and development                                       --               1              --             127
                                                           -----------     -----------     -----------     -----------
         Total operating expenses                                  280              60             572             758
                                                           -----------     -----------     -----------     -----------
             Loss from operations                                 (280)            (58)           (572)           (744)

Other income (expense):
   Gain on forgiveness of debt                                      --             265              --             265

    Interest expense                                              (202)            (14)           (377)            (21)
                                                           -----------     -----------     -----------     -----------
             Net income (loss)                             $      (482)    $       193     $      (949)    $      (500)
                                                           ===========     ===========     ===========     ===========

             Weighted average number of
                 common shares outstanding                   2,062,013       1,866,788       1,961,240       1,267,079
                                                           ===========     ===========     ===========     ===========
             Basic and diluted net income (loss)
                 per common share                          $     (0.23)    $      0.10     $     (0.48)    $     (0.39)
                                                           ===========     ===========     ===========     ===========

Comprehensive loss:

Net income (loss)                                          $      (482)    $       193     $      (949)    $      (500)

Other comprehensive (loss) net of income taxes:

             Unrealized losses on marketable securities            (45)             --             (45)             --
                                                           -----------     -----------     -----------     -----------
Comprehensive income (loss)                                $      (527)    $       193     $      (994)    $      (500)
                                                           ===========     ===========     ===========     ===========


  See accompanying notes to these condensed consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ------------------------
                                                                  2004              2003
                                                                --------       ---------
                                                               (unaudited)    (unaudited)

Cash flows from operating activities:

      Net loss                                                  $   (949)       $   (500)
                                                                --------        --------
          Adjustments to reconcile net loss to net cash
             used in operating activities:

              Depreciation                                             3              42

              Provision for bad debt expense                          --              11

              Gain on forgiveness of debt                             --            (265)

              Amortization of debt discount                          170              --

              Issuance of stock options and warrants
                for consulting services                               18              27

          Decrease in operating assets:

              Inventory                                               --              24

              Prepaid expenses and other current assets               --             159

              Other assets                                                            20

              Deferred tax asset                                     225              --

         Increase (decrease) in operating liabilities:

              Accounts payable, accrued liabilities and
                accrued interest                                     123            (237)
                                                                --------        --------
                     Total adjustments                               539             (219)
                                                                --------        --------

                    Net cash used in
                      operating activities                          (410)           (719)
                                                                --------        --------

Cash flows from investing activities:

      Purchase of marketable securities                             (130)             --

      Purchase of property and equipment                             (21)             --

      Land acquisition and land development costs                   (149)             --
                                                                --------        --------

                    Net cash used in investing activities           (300)             --
                                                                --------        --------

                                   (continued)

  See accompanying notes to these condensed consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                        (In thousands except share data)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    --------------------------
                                                                       2004             2003
                                                                    ---------        ---------
Cash flows from financing activities:

      Proceeds from issuance of notes payable - related party              --              557

      Proceeds from issuance of convertible debentures                  2,143               --

      Proceeds from equity offerings                                       --              122

      Repayment of note payable to officer/stockholder                     --             (115)

      Repayment of notes payable - related party                         (460)              --

      Repayment of convertible debentures                                (270)              --

      Costs incurred for equity offerings and warrants                     --              (15)
                                                                    ---------        ---------
          Net cash provided by financing activities                     1,413              549
                                                                    ---------        ---------
Net increase (decrease) in cash and cash equivalents                      703             (170)

Cash and cash equivalents - beginning of the period                       119              174
                                                                    ---------        ---------
Cash and cash equivalents - end of the period                       $     822        $       4
                                                                    =========        =========
Supplemental disclosure of cash flow information:

      Interest paid during the period                               $       3        $      12
                                                                    =========        =========

Supplemental disclosures of non-cash investing and financing activities:

      Recording of debt discount                                    $     556        $      --
                                                                    =========        =========

      Issuance of 1,151,489 shares of
      common stock in settlement of notes payable                   $      --        $     273
                                                                    =========        =========

      Recording of interest payable and amortization of
      debt discount that is capitalized as an addition to
      the cost of the land held for development and sale            $     209        $      --
                                                                    =========        =========
      Gain on related party forgiveness of debt credited
      to additional paid-in capital                                 $     126        $      --
                                                                    =========        =========


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


2.    GOING CONCERN AND MANAGEMENT'S PLANS

      Over the last three years, the Company's annual sales have declined from approximately $505,000 in 2001 to approximately $286,000 in 2002 to approximately $20,000 in 2003 and no sales in the three and nine month periods ended September 30, 2004, as the Company has had difficulty securing buyers for its technology products in a very competitive environment. The Company has incurred annual net losses of approximately $4,273,000, $2,674,000, $790,000 in 2001, 2002 and 2003, respectively. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $482,000 and $949,000 during the three and nine months ended September 30, 2004, respectively, resulting in a stockholders' deficiency of approximately $1,999,000 at September 30, 2004. For the nine months ended September 30, 2004, the Company has net cash used in operations of approximately $410,000, resulting primarily from a net loss of approximately $949,000, offset by amortization of debt discount of $170,000 and the receipt of the proceeds from the sale of certain state net tax operating losses of $225,000. This represents a decrease of $309,000 over the Company's net use of cash of $719,000 for the corresponding nine month period ended September 30, 2003. Net cash provided by financing activities increased by approximately $864,000 to
$1,413,000, primarily through the issuance of convertible debentures of $2,143,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

      Management has taken a number of actions to lower costs and to improve the Company's liquidity. The Company has substantially reduced its cash flow requirements through significant reductions in payroll and various other operating expenses. The Company has raised approximately 1,783,000 through the issuance of a convertible debenture related to the Company's land held for development and sale. In November 2004, this convertible debenture was terminated and rescinded and a significant portion of the proceeds retained by the Company were applied toward the sale of an interest in the Company's land held for development and sale (see Note 12). The current net proceeds of approximately $1,783,000 from this convertible debenture has provided cash flow for operating expenses and for repayment of certain obligations. The Company applied approximately $460,000 of these funds to pay off in full certain obligations to Cornell Capital Partners, L.P. ("Cornell") totaling $484,000. In addition, the Company paid off convertible debenture obligations to Cornell and others with a face value of $200,000 and $70,000, respectively. The Company intends to remain in the technology business. The Company has found it difficult to generate revenues through its technology business.

      In addition, Management's plans include the raising of cash through the issuance of debt or equity although there are no assurances that the Company will be successful. The Company continues to require funding by and the financial support of Cornell. In May 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell (see Note 9).

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

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      STOCK-BASED COMPENSATION

      On June 1, 2004, the Company granted 75,000 shares of stock to its President and CEO under his employment agreement and recorded an earnings charge of $7,500 (see Note 8). In addition, for the three months and nine months ended September 30, 2004 and 2003, there was no other stock based employee compensation expense as determined under the fair value based method. Accordingly, for these periods, there are no differences between basic and diluted net income (loss) per share as reported and pro forma net income (loss).

      REVENUE RECOGNITION

      In regard to the technology operations, income is recorded when orders are shipped and the Company has no further involvement with the product. In regard to real estate operations, income from sales of real estate is recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

      EARNINGS (LOSS) PER SHARE

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended September 30, 2004 and 2003, potential common shares amount to 80,198,409 and 220,230 shares, respectively. For the three and nine months ended September 30, 2004 and the nine months ended September 30, 2003, such potential common shares have not been included in the computation of diluted loss per share since the effect would be antidilutive. For the three months ended September 30, 2003, the potential common shares were warrants that were out of the money.

      MARKETABLE SECURITIES

      The Company evaluates its investment policies and the appropriate classification of securities at the time of purchase consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at each balance sheet date and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Deficiency under the caption "Accumulated Other Comprehensive Loss." Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in general and administrative expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and dividend income.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.    LAND HELD FOR DEVELOPMENT AND SALE

      During April 2004, WH Acquisition Corp. purchased real estate property consisting of land and a residential building in Jersey City, New Jersey for a total purchase price of $122,000. The purchase was paid with $113,000 in cash and $9,000 in the application of a deposit. The Company intends to redevelop and then later sell this property. On December 22, 2003, Lehigh acquired a parcel of land in New Jersey that it intends to develop and then sell. During the three and nine month periods ended September 30, 2004, the Company capitalized approximately $68,000 and $209,000 of interest relating to the financing costs incurred for the portion of Lehigh land that was capitalized in December 2003 and $12,000 and $27,000 in legal fees, respectively.

      During August 2004, the Company received proceeds of approximately $1,783,000 through the issuance of a convertible debenture that is secured through an interest in the Company's land held for development and sale (see
Note 12).

5.    NOTES PAYABLE - RELATED PARTY

      On September 10, 2004, the Company repaid in full the $484,000 balance of the notes payable - related party, and related accrued interest of approximately $93,000, for the net sum of $460,000. Such forgiveness, aggregating approximately $117,000 has been recorded as an addition to additional paid-in capital. Funds for this repayment were provided through the proceeds received from the convertible debenture related to the land held for development and sale (see Note 4).

6.    CONVERTIBLE DEBENTURES

      During August 2004, the Company raised approximately $1,783,000 through the issuance of a convertible debenture to a party related to a current convertible debenture holder. This debenture bears interest at 10% per annum, with interest payable monthly and is secured through an interest in the land held for development and sale. This debenture was to mature in August 2007 (see
Note 12).

      On September 14, 2004, the Company redeemed convertible debentures with a face amount of $70,000 for approximately $80,000, including the 10% redemption fee and accrued interest through the date of redemption. The unamortized discount aggregating approximately $11,000 at September 14, 2004 has been recorded as interest expense. On September 10, 2004, the Company redeemed a convertible debenture - related party with a balance of $200,000 and accrued interest of approximately $9,000 at redemption for the net sum of $200,000. The lender waived receipt of the accrued interest. Such forgiveness, aggregating approximately $9,000 has been recorded as an addition to additional paid-in capital. The unamortized discount of approximately $28,000 at September 10, 2004 has been recorded as interest expense.

      During June 2004, the Company raised $250,000 through the issuance of a convertible debenture to an unrelated party. This debenture bears interest at 10% per annum, with interest due at maturity or upon conversion. This debenture matures in June 2006. During January 2004 the Company raised $110,000 through the issuance of convertible debentures to two unrelated parties. These debentures bear interest at a rate of 5% per annum, with interest due at maturity or upon conversion. These debentures mature in January 2006.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.    CONVERTIBLE DEBENTURES - CONTINUED

      For the convertible debenture issued in August 2004, at the option of the holder or the Company, at any time, this convertible debenture could have been converted into the Company's Common Stock. The value of principal and accrued interest was convertible at the per share price equal to the lesser of (a) 120% of the closing bid price at August 20, 2004, or (b) 80% of the lowest closing bid price for the five days immediately preceding the conversion date. In connection with the issuance of this convertible debenture the Company transferred a 20% fee simple interest in its land held for development and sale. In addition, the Company and the transferee each had the option to effectively void all or a portion of the transfer. In the event that neither option was exercised within three years, the 20% fee simple interest would revert to the Company upon settlement of the convertible debenture. This convertible debenture was terminated and rescinded during November 2004 (see Note 12).

      Upon the issuance of the convertible debenture issued in August 2004, the Company has recorded a debt discount of $446,000. This debt discount was recorded to reflect the value of the beneficial conversion feature related to the convertible debenture. Accordingly, the Company has recorded the value of the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount was being amortized over the term of the related debenture, which was 36 months, and amortization of such discount was recorded as interest expense on the accompanying condensed consolidated statement of operations (see Note 12).

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

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.    CONVERTIBLE DEBENTURES - CONTINUED

      Upon the issuance of the convertible debentures issued in June 2004 and January 2004, the Company has recorded debt discounts of $83,000 and $27,000, respectively. These debt discounts are recorded to reflect the value of the beneficial conversion feature related to the convertible debentures. Accordingly, the Company has recorded the value of the beneficial conversion features as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount is being amortized over the term of the related debentures, which is 24 months, and amortization of such discounts were recorded as interest expense on the accompanying condensed consolidated statement of operations.

7.    OTHER NON-CURRENT LIABILITIES

      The Company accrues interest payable on all of its debt obligations. For the convertible debenture issued in August 2004, the interest is payable monthly. For the convertible debentures - related party and the other convertible debentures, the interest is payable at maturity or redemption, if earlier, and such interest will be converted to common stock upon the conversion of the convertible debentures. For the August 2004 convertible debenture obligation, the corresponding accrued interest payable is classified as a current liability. The remaining obligations and the corresponding accrued interest obligations thereon are classified as non-current obligations on the condensed consolidated balance sheet at September 30, 2004.

      Under the terms of the note payable - related party, the Company accrues interest from the date of issue, December 22, 2003, through December 31, 2004. Pursuant to the terms of the note, effective on January 1, 2005, the accrued interest will be added to the principal balance of the obligation. The Company will then begin making 60 equal payments of $27,740, including interest at 5% per annum, which will fully repay the outstanding obligations under the note by January 2010. The accrued interest on this note payable, aggregating approximately $54,000 at September 30, 2004, is reflected in accrued interest - non-current in the balance sheet as of September 30, 2004.

8.    EMPLOYMENT AGREEMENT

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

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.    STANDBY EQUITY DISTRIBUTION AGREEMENT

      In May 2004, NuWave entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell registered shares of common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay NuWave 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain a fee of 10% of each advance under the Standby Equity Distribution Agreement. Pursuant to the terms of this Standby Equity Distribution Agreement, the Company is restricted from raising capital from the sale of securities at a price less than the market price of the Company's stock on the date of issuance or granting additional security interests in the Company's assets. The Company intends to register 67,000,000 shares of common stock in conjunction with this Standby Equity Distribution Agreement. On May 25, 2004, the Company issued 111,111 shares to the placement agent engaged in association with this agreement, and recorded an earnings charge of $10,000.

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

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


10.   SEGMENT DATA

      Commencing with the acquisition of land in December 2003, the Company operates in two industry segments - video and image technology and real estate development and sale. The Company evaluates segment performance based on loss from operations.

      Summarized financial information for the three and nine months ended September 30, 2004 concerning the Company's reportable segments is shown in the following table:


                      THREE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)

                                                      REAL ESTATE
                                      VIDEO & IMAGE   DEVELOPMENT
                                       TECHNOLOGY      AND SALE         TOTAL
                                      -------------   -----------    ----------

Net revenues from customers           $          --   $        --    $       --
                                      =============   ===========    ==========
Loss from operations                  $         (79)  $      (201)   $     (280)
                                      =============   ===========    ==========
Interest expense                      $          86   $       116    $      202
                                      =============   ===========    ==========
Total identifiable assets             $           5   $     4,253    $    4,258
                                      =============   ===========    ==========
Capital expenditures, including
  capitalized interest                $          --   $        86    $       86
                                      =============   ===========    ==========


                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)

                                                      REAL ESTATE
                                      VIDEO & IMAGE   DEVELOPMENT
                                       TECHNOLOGY      AND SALE        TOTAL
                                      -------------   -----------    ----------

Net revenues from customers           $          --   $        --    $       --
                                      =============   ===========    ==========
Loss from operations                  $        (224)  $      (348)   $     (572)
                                      =============   ===========    ==========
Interest expense                      $         162   $       215    $      377
                                      =============   ===========    ==========
Total identifiable assets             $           5   $     4,253    $    4,258
                                      =============   ===========    ==========
Capital expenditures, including
 capitalized interest                 $          --   $       379    $      379
                                      =============   ===========    ==========

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



11.   LEASE COMMITMENT

      In May 2004, the Company entered into a five year sublease agreement for the rental of 3,580 square feet of corporate office tower space in Jersey City, New Jersey. This rental agreement is effective July 1, 2004 and requires the Company to pay rent of approximately $7,000 and approximately $3,000 in shared building operating expenses, each month. The Company subleases one half of this space to a subtenant, for approximately $5,000 per month. The Company's obligations under this lease are guaranteed by Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is related to Cornell a related party to the Company.

      The  approximate   future  minimum  lease  payments  under  the  Company's
non-cancellable operating lease in effect at September 30, 2004, offset by projected proceeds to be received for subtenant rentals, are as follows:



                                           PROJECTED PROCEEDS
             MINIMUM LEASE PAYMENTS       TO BE RECEIVED UNDER     MINIMUM LEASE PAYMENTS,
             UNDER OPERATING LEASE         SUB-TENANT RENTALS     NET OF SUB-TENANT RENTALS
             ----------------------       --------------------    -------------------------
Year:
2004         $               20,000                    $10,000    $                  10,000
2005                         78,000                     39,000                       39,000
2006                         78,000                     39,000                       39,000
2007                         78,000                     39,000                       39,000
2008                         78,000                     39,000                       39,000
2009                         40,000                     20,000                       20,000
             ----------------------       --------------------    -------------------------
Total        $              372,000       $            186,000    $                 186,000
             ======================       ====================    =========================

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


12.   SUBSEQUENT EVENTS

      ISSUANCE OF CONVERTIBLE DEBENTURE

      During October 2004, NuWave issued $100,000 in a convertible debenture. This debenture bears interest at a rate of 5% per annum, with interest due at maturity or upon conversion. This debenture matures in October 2006. NuWave has recorded a debt discount of $25,000 at issuance of this convertible debenture to reflect the value of the beneficial conversion feature related to the convertible debenture. Accordingly, NuWave has recorded the value of the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount is being amortized over the term of the related debenture, which is 24 months, and such amortization will be recorded as interest expense on the condensed consolidated statement of operations. At the option of NuWave, upon the maturity date, this convertible debenture may be converted into NuWave's Common Stock. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price, or (b) 80% of the lowest closing bid price for the five days immediately preceding the conversion date. In addition, NuWave may redeem, with 15 days advance notice, a portion or all of this outstanding debenture at 110% of the dollar value of the amount redeemed plus accrued interest.

      TERMINATION AND RESCISSION OF JULY 2004 AGREEMENT OF SALE AND AUGUST 2004 CONVERTIBLE DEBENTURE AND RECOGNITION OF THE SALE OF AN INTEREST IN LAND HELD FOR DEVELOPMENT AND SALE

      During July 2004 and August 2004, the Company entered into an Agreement of Sale and a Convertible Debenture, respectively, related to its transfer of a 20% fee simple interest in its land held for development and sale as a tenant in common. During November 2004, the Agreement of Sale and the Convertible Debenture were terminated and rescinded in their entirety and replaced with an Amended and Restated Agreement of Sale issued in November 2004.

      The terms of the July 2004 Agreement of Sale and the August 2004 Convertible Debenture are outlined below.

      The Company sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to a current holder of the Company's convertible debentures ("Investor") and received cash proceeds of $1,783,549.

      The Company may reacquire an interest in the property ("Company's Option"). At any time after closing and upon 15 days advance written notice, the Company may repurchase all or a portion of the interest sold at a purchase price computed at 120% of the price, or portion thereof, paid by the Investor on the effective date.

      The Investor, at any time after closing and upon 15 days advance written notice, may sell back to the Company all or any portion of its interest in the property ("Investor's Option"). The Investor may sell this property back to the Company through exercise rights under a convertible debenture agreement, discussed below. The Investor's Option expires on August 1, 2007, and shall thereupon be exercised automatically for any portion of the property interest not already reacquired by the Company.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


12.   SUBSEQUENT EVENTS - CONTINUED

      In addition, the Investor has provided the Company with a right of first offer to reacquire the Company's interest in the property. If, at any time prior to August 1, 2007, the Investor wishes to sell its interest to a third party, it must first notify the Company. Upon such notice, the Company may, within 30 days, repurchase all of the remaining property interest for a price equal to a pro-rata portion of the original price paid by the Investor at the effective date ($1,783,549). If the Company fails to exercise this offer within the 30 day period, then the Investor shall be allowed 90 days in which to sell all of its interests in the property to a third party.

      In conjunction with this transaction, the Company issued a convertible debenture in favor of the Investor for $1,783,549. This convertible debenture bears interest from July 14, 2004 at 10% per annum, with the interest payable monthly, starting September 1, 2004. This convertible debenture matures on August 1, 2007.

      Under the terms of the convertible debenture, an exercise of the Company's Option to reacquire its former interest in the property is treated as a redemption of all or a portion of its obligations under the convertible debenture. The Company's purchase price in this case is a premium of 120% of the price, or portion thereof, paid by the Investor on the effective date, as discussed above.

      An exercise of the Investor's Option to sell its interest in the land back to the Company is accomplished through the Investor's right to convert the amount outstanding under the convertible debenture into the Company's common stock. The aggregate amount of principal and any unpaid interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price at August 20, 2004, or (b) 80% of the lowest closing bid price for the five days immediately preceding the conversion date. Upon such conversion, a pro-rata portion of the interest in the property is sold back to the Company. Upon the maturity of the convertible debenture, the Investor's Option terminates and any remaining amount of the convertible debenture is automatically converted into the Company's common stock. Upon such conversion, the remaining portion of the interest in the property is sold back to the Company.

      The Company's reacquisition of its interests in the property under the terms of the rights of first offer, as described above, shall represent a satisfaction of its obligations at face value under the convertible debenture.

      Upon the Investor's sale of the property to a third party under the terms of the rights of first offer, as described above, all obligations of the Company under the convertible debenture shall immediately terminate.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


12.   SUBSEQUENT EVENTS - CONTINUED

      In accordance with the provisions a SFAS No. 66, "Accounting for Sales of Real Estate," the Company has accounted for this transaction as a financing transaction. Under the provisions of SFAS No. 66, when the seller has an obligation to repurchase the property, or the terms of the transaction allow the buyer to compel the seller to repurchase the property or interest, then the transaction shall be accounted for as a financing transaction, rather than a sale. Under the terms of this transaction, the Investor's Option requires the Investor to sell the property back to the Company. This sale back to the Company will be satisfied through the conversion of the Investor's interest under the convertible debenture into the Company's common stock.

      Upon the Investor's sale of the property interest to a third party under the terms of the rights of first offer, as described above, this financing transaction shall be deemed to have terminated and the Company shall thereupon account for the proceeds received as a sale of its interest in the property, with any gain or loss on such sale to be recognized accordingly at that time.

      During November 2004, the July 2004 Agreement of Sale and the August 2004 Convertible Debenture were rescinded and terminated pursuant to an Amended and Restated Agreement of Sale. Under this Amended and Restated Agreement of Sale, for a selling price of approximately $1,427,000, the Company has sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to a current holder of the Company's convertible debentures. The Company has applied the $1,427,000 sale amount against the proceeds from the convertible debenture and has incurred interest expense of $38,000 for the three month period ended September 30, 2004, $30,000 of which has been paid to the buyer through September 30, 2004. The Company expects to incur interest expense of $20,000 through the date of termination and expects to refund $298,000 to the buyer by November 30, 2004.

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

OVERALL FINANCIAL PERFORMANCE

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      For the nine months ended September 30, 2004, the Company reported a net loss of $949,000 as compared to a net loss of $500,000 for the nine months ended September 30, 2003. This represented a $449,000 increase in the Company's net loss. This increase in the net loss was primarily attributable to an increase in interest expense.

      General and administrative expenses for the overall Company for the nine months ended September 30, 2004 were $572,000, as compared to $631,000 for the nine months ended September 30, 2003, a decrease of $59,000 or 9%. This decrease was the result of reductions in salaries of $148,000 resulting from the resignation of all management and employees with only a new CEO in September 2003 and one other administrative employee hired on November 1, 2003. There were also decreases in insurance of $195,000 and depreciation expense of $39,000. There were increases in accounting fees of $116,000, financial consulting $76,000, and legal fees of $65,000. These professional fees increased on account of the Company having to rely on consultants to perform functions such as accounting and reporting, that previously were performed by employees, as well as to support the Company's efforts to prepare for its registration filing and other financing programs. Real estate taxes increased by $46,000 on account of the Company's December 2003 investment in a real estate parcel for development. The Company allocated approximately $224,000 of these general and administrative expenses to the Video and Image Technology segment and approximately $348,000 to the Real Estate segment, for the nine months ended September 30, 2004.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      For the three months ended September 30, 2004, the Company reported a net loss of $482,000 as compared to a net profit of $193,000 for the three months ended September 30, 2003. This represented a $675,000 decrease in the Company's net income.

      General and administrative expenses for the Company for the three months ended September 30, 2004 were $280,000, as compared to $59,000 for the three months ended September 30, 2003, an increase of $221,000 or 375%. This increase was primarily the result of increases in professional fees incurred in order to prepare the Company's financial reports and to support the Company's capital raising initiatives. These professional fees were incurred partially due to the resignation of all management and employees with only a new CEO in September 2003 and one other administrative employee hired on November 1, 2003. Additionally, during the three months ended September 30, 2003, NuWave underwent a restructuring which required all vendors to substantially reduce all current and past charges to the company. During the three months ended September 30, 2004, there were increases in accounting fees of $85,000, financial consulting fees of $36,000 and legal fees of $89,000. There were decreases in salaries of $34,000 and insurance of $13,000. Real estate taxes increased by $16,000 on account of the Company's December 2003 investment in a real estate parcel for development. The Company allocated approximately $79,000 of these general and administrative expenses to the Video and Image Technology segment and approximately $201,000 to the Real Estate segment, for the three months ended September 30, 2004.

      Note - the Company will discuss its technology business under Results of Operations - Video and image technology business operations and will discuss its real estate development business under Plan of Operation - Real estate activities. See sections, below.

RESULTS OF OPERATIONS - VIDEO AND IMAGE TECHNOLOGY BUSINESS OPERATIONS

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      The Company continues to have difficulty selling its video and image technology products. The market for the Company's technology products continues to be adversely affected by strong competition and price compression in the imaging and video electronics markets. There were no revenues for the nine month period ended September 30, 2004, as compared to revenues of $19,000 for the nine month period ended September 30, 2003. These 2003 revenues related to the Company's sale of its inventory of its retail line of products to its former exclusive licensee.

      Research and development expenses for the nine months ended September 30, 2004 were $0, as compared to expenses of $127,000 for the nine months ended
September 30, 2003. These expenses have decreased because the Company has terminated all research and development employees and research consulting agreements during 2003. The decrease in research and development expenses were in engineering salaries of $79,000, research and development fees of $9,000 and $9,000 in laboratory supplies and laboratory operating expenses.

      General and administrative expenses for the technology business for the nine months ended September 30, 2004 were $224,000, as compared to $631,000 for the nine months ended September 30, 2003, a decrease of $407,000 or 65%. This decrease was the result of a reduction in the allocation of the overall NuWave general and administrative expenses to the technology activities. Interest expense for non real estate operations increased $141,000 on account of notes payable and convertible debenture obligations incurred during 2003 and the first nine months of the year 2004 to provide liquidity for the Company's operations. The notes payable, which were repaid in September 2004, accrued interest at the default penalty rate of 24% per annum. The convertible debenture obligations applied to the technology operations bear a weighted average annual interest rate of approximately 20%.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      The Company continues to have difficulty selling its video and image technology products. The market for the Company's technology products continues to be adversely affected by strong competition and price compression in the imaging and video electronics markets. There were no revenues for the three month period ended September 30, 2004, as compared to revenues of $4,000 for the three month period ended September 30, 2003. These 2003 revenues are related to the Company's sale of its inventory of its retail line of products.

      Research and development expenses for the three months ended September 30, 2004 were $0, as compared to expenses of $1,000 for the three months ended September 30, 2003. These expenses have decreased because the Company has terminated all research and development employees and research consulting agreements during 2003.

      General and administrative expenses for the technology business for the three months ended September 30, 2004 were $79,000, as compared to $59,000 for the three months ended September 30, 2003, an increase of $20,000 or 34%. This increase was the result of an overall increase in NuWave general and administrative expenses, offset by a lower percentage allocation of these expenses to the technology activities. Interest expense for non real estate operations increased $72,000 on account of notes payable and convertible debenture obligations incurred during 2003 and the first nine months of the year 2004 to provide liquidity for the Company's operations. The notes payable, which were repaid in September 2004, accrued interest at the default penalty rate of 24% per annum. The convertible debenture obligations applied to the technology operations bear a weighted average annual interest rate of approximately 22%.

PLAN OF OPERATION - REAL ESTATE ACTIVITIES

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      The Company's first real estate investment, of land held for development and sale, acquired through its wholly owned subsidiary, was made on December 22, 2003. On April 30, 2004, the Company, through a separate wholly owned subsidiary, purchased a parcel of residential real estate for $122,000, utilizing approximately $113,000 in cash and the application of deposits of approximately $9,000.

      NuWave intends to develop the land held for development and sale. To date, there are no revenues from the sale of developed properties. Revenues from development activities are not projected to be realized until mid to late 2005.

      During the nine months ended September 30, 2004, the Company incurred general and administrative expenses of approximately $348,000, which consisted of real estate taxes and maintenance expenses of approximately $49,000 and an allocation of other general and administrative expenses of approximately $299,000. Interest expense for the nine months ended September 30, 2004 was $215,000. In addition, during the nine months ended September 30, 2004, costs for legal expenses regarding the development plan of $27,000 and interest of $209,000 has been capitalized to the cost of the land held for development and sale. Accordingly, the Company recorded a net loss on the real estate segment of approximately $563,000.

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

      The Company's tentative plans for the 2003 property call for the development of approximately 100 residential dwelling units. The Company intends to engage an architect during late 2004 for the purpose of drawing up specifications and establishing budgets for costs for the project. Once the architectural plans are in place, the Company will interview and contract with a developer to build out the property. Land development and construction costs are roughly estimated to be $8,000,000 to $10,000,000. The Company will have to raise additional funds to finance construction. Such financing may come from the sale of securities or through bank or other debt financing.

      Regarding the residential property acquired in April 2004, the Company intends to redevelop and then sell this property.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      The Company's first real estate investment, of land held for development and sale, acquired through its wholly owned subsidiary, was made on December 22, 2003. On April 30, 2004, the Company, through a separate wholly owned subsidiary, purchased a parcel of residential real estate for $122,000, utilizing approximately $113,000 in cash and the application of deposits of approximately $9,000.

      NuWave intends to develop the land held for development and sale. To date, there are no revenues from the sale of developed properties. Revenues from development activities are not projected to be realized until mid to late 2005.

      During the three months ended September 30, 2004, the Company incurred general and administrative expenses of approximately $201,000, which consisted of real estate taxes and maintenance expenses of approximately $18,000 and an allocation of other general and administrative expenses of approximately $183,000. Interest expense for the three months ended September 30, 2004 was $116,000. In addition, during the three months ended September 30, 2004, costs for legal expenses regarding the development plan of $12,000 and interest of $68,000 has been capitalized to the cost of the land held for development and sale. Accordingly, the Company recorded a net loss on the real estate segment of approximately $317,000 for the three months ended September 30, 2004.

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

      During July 2004 and August 2004, the Company entered into an Agreement of Sale and a Convertible Debenture, respectively, related to its transfer of a 20% fee simple interest in its land held for development and sale as a tenant in common. During November 2004, the Agreement of Sale and the Convertible Debenture were terminated and rescinded in their entirety and replaced with an Amended and Restated Agreement of Sale issued in November 2004, as described below.

      The terms of the July 2004 Agreement of Sale and the August 2004 Convertible Debenture are outlined below.

      The Company sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to a current holder of the Company's convertible debentures ("Investor") and received cash proceeds of $1,783,549.

      The Company may reacquire an interest in the property ("Company's Option"). At any time after closing and upon 15 days advance written notice, the Company may repurchase all or a portion of the interest sold at a purchase price computed at 120% of the price, or portion thereof, paid by the Investor on the effective date.

      The Investor, at any time after closing and upon 15 days advance written notice, may sell back to the Company all or any portion of its interest in the property ("Investor's Option"). The Investor may sell this property back to the Company through exercise rights under a convertible debenture agreement, discussed below. The Investors Option expires on August 1, 2007, and shall thereupon be exercised automatically for any portion of the property interest not already reacquired by the Company.

      In addition, the Investor has provided the Company with a right of first offer to reacquire the Company's interest in the property. If, at any time prior to August 1, 2007, the Investor wishes to sell its interest to a third party, it must first notify the Company. Upon such notice, the Company may, within 30 days, repurchase all of the remaining property interest for a price equal to a pro-rata portion of the original price paid by the Investor at the effective date ($1,783,549). If the Company fails to exercise this offer within the 30 day period, then the Investor shall be allowed 90 days in which to sell all of its interests in the property to a third party.

      In conjunction with this transaction, the Company issued a convertible debenture in favor of the Investor for $1,783,549. This convertible debenture bears interest from July 14, 2004 at 10% per annum, with the interest payable monthly, starting September 1, 2004. This convertible debenture matures on August 1, 2007.

      Under the terms of the convertible debenture, an exercise of the Company's Option to reacquire its former interest in the property is treated as a redemption of all or a portion of its obligations under the convertible debenture. The Company's purchase price in this case is a premium of 120% of the price, or portion thereof, paid by the Investor on the effective date, as discussed above.

      An exercise of the Investor's Option to sell its interest in the land back to the Company is accomplished through the Investor's right to convert the amount outstanding under the convertible debenture into the Company's common stock. The aggregate amount of principal and any unpaid interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price at August 20, 2004, or (b) 80% of the lowest closing bid price for the five days immediately preceding the conversion date. Upon such conversion, a pro-rata portion of the interest in the property is sold back to the Company. Upon the maturity of the convertible debenture, the Investor's Option terminates and any remaining amount of the convertible debenture is automatically converted into the Company's common stock. Upon such conversion, the remaining portion of the interest in the property is sold back to the Company.

      The Company's reacquisition of its interests in the property under the terms of the rights of first offer, as described above, shall represent a satisfaction of its obligations at face value under the convertible debenture.

      Upon the Investor's sale of the property to a third party under the terms of the rights of first offer, as described above, all obligations of the Company under the convertible debenture shall immediately terminate.

      It was the Company's intention to retain control of this property and to exercise its rights, as appropriate to do so.

      In accordance with the provisions a SFAS No. 66, "Accounting for Sales of Real Estate," the Company has accounted for this transaction as a financing transaction. Under the provisions of SFAS No. 66, when the seller has an obligation to repurchase the property, or the terms of the transaction allow the buyer to compel the seller to repurchase the property or interest, then the transaction shall be accounted for as a financing transaction, rather than a sale. Under the terms of this transaction, the Investor's Option requires the Investor to sell the property back to the Company. This sale back to the Company will be satisfied through the conversion of the Investor's interest under the convertible debenture into the Company's common stock.

      Upon the Investor's sale of the property interest to a third party under the terms of the rights of first offer, as described above, this financing transaction shall be deemed to have terminated and the Company shall thereupon account for the proceeds received as a sale of its interest in the property, with any gain or loss on such sale to be recognized accordingly at that time.

      During November 2004, the July 2004 Agreement of Sale and the August 2004 Convertible Debenture were rescinded and terminated pursuant to an Amended and Restated Agreement of Sale. Under this Amended and Restated Agreement of Sale, for a selling price of approximately $1,427,000, the Company has sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to a current holder of the Company's convertible debentures. The Company has applied the $1,427,000 sale amount against the proceeds from the convertible debenture and has incurred interest expense of $38,000 for the three month period ended September 30, 2004, $30,000 of which has been paid to the buyer through September 30, 2004. The Company expects to incur interest expense of $20,000 through the date of termination and expects to refund $298,000 to the buyer by November 30, 2004.

      The Company's tentative plans for the 2003 property call for the development of approximately 100 residential dwelling units. The Company intends to engage an architect during late 2004 for the purpose of drawing up specifications and establishing budgets for costs for the project. Once the architectural plans are in place, the Company will interview and contract with a developer to build out the property. Land development and construction costs are roughly estimated to be $8,000,000 to $10,000,000. The Company will have to raise additional funds to finance construction, from the sale of securities or through bank or other debt financing.

      Regarding the residential property acquired in April 2004, the Company intends to redevelop and then sell this property.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had cash balances on hand of $822,000 and $119,000 as of September 30, 2004 and December 31, 2003, respectively. During August 2004, NuWave received proceeds of approximately $1,783,000 from the issuance of a convertible debenture related to its transfer of a 20% fee simple interest in NuWave's land held for development and sale. During November 2004, the convertible debenture was terminated and rescinded in its entirety and replaced with an Amended and Restated Agreement of Sale dated November 2004. Under this Amended and Restated agreement of sale, for a selling price of approximately $1,427,000, the Company has sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to a current holder of the Company's convertible debentures. The Company has applied the $1,427,000 sale amount against the proceeds from the convertible debenture and has incurred interest expense of $38,000 for the three month period ended September 30, 2004, $30,000 of which has been paid to the buyer through September 30, 2004. The Company expects to incur interest expense of $20,000 through the date of termination and expects to refund $298,000 to the buyer by November 30, 2004.

      A portion of the proceeds from the Company's receipt of the convertible debenture was applied to repay obligations consisting of notes payable to Cornell Capital Partners, L.P. of approximately $460,000; convertible debentures payable to Cornell Capital Partners, L.P. of $200,000 and convertible debentures of four other debenture holders of an aggregate approximating $79,000. These funds will provide the Company with current working capital. The Company's future cash funding sources continue to be uncertain. The Company's primary cash needs are to fund ongoing operations and real estate development activities. The Company will defer any land development and construction expenditures until after it has arranged adequate funding. In order to obtain funding during the next twelve months, the Company intends to seek financing through a combination of sources. These sources might include funding through the sale of securities or loans.

      In seeking sources of liquidity, the Company intends to continue to rely on the sale of securities or loans for near term working capital needs. The Company expects to satisfy a significant portion of its funding needs in late 2004 and 2005 with advances that the Company will seek under the Standby Equity Distribution Agreement.

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

      The cost cutting has reduced the Company's cash requirements. In their reports on the audit of Nuwave's consolidated financial statements for the years ended December 31, 2003 and 2002, the Company's independent auditors' included an explanatory paragraph in their report because of the uncertainty that we could continue in business as a going concern. In the event we are unable to raise the anticipated operating capital needs through the sale of securities or some other form of financing or receive cash from sales of the Company's products, there would be substantial doubt about the Company's ability to continue as a going concern.

      During the nine month period ended September 30, 2004, the Company had a net increase in cash of $703,000. The Company's sources and uses of funds were as follows:

      CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $410,000. This was primarily driven by a consolidated net loss of $949,000, offset by the receipt of proceeds of $225,000 from the sale of certain of the Company's state net operating losses.

      CASH USED IN INVESTING ACTIVITIES. The Company purchased $21,000 of new computer and office equipment. The Company acquired a parcel of land for $122,000. The Company purchased marketable securities - available-for-sale, for approximately $130,000. Also, the Company incurred $27,000 for legal costs toward development of the land held for development and sale.

      CASH USED IN FINANCING ACTIVITIES. The Company raised $2,143,000 in funds through the issuance of convertible debentures. This was offset by the repayment in September 2004 of notes and convertible debentures to Cornell Capital Partners, L.P. of $460,000 and $200,000, respectively; and repayments of other convertible debentures of approximately $70,000.

      At September 30, 2004, the Company had positive net working capital of approximately $609,000. The Company intends to monitor spending carefully until such time that new funding is arranged.

      In October 2004, NuWave raised $100,000 through the issuance of a convertible debenture.

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

ITEM 3.   CONTROLS AND PROCEDURES

           Based on his evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. During the period reported upon, there were no significant changes in the Company's internal controls pertaining to its financial reporting and control of assets or in other factors that could significantly affect these controls.

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

      During August 2004, the Company raised approximately $1,783,000 through the issuance of a convertible debenture to a party related to a current convertible debenture holder. This debenture bore interest at 10% per annum, with interest payable monthly and was secured through an interest in the land held for development and sale. This debenture matured in August 2007. At the option of the holder or the Company, at any time, this convertible debenture could be converted into the Company's Common Stock. The value of principal and accrued interest was convertible at the per share price equal to the lesser of
(a) 120% of the closing bid price at August 20, 2004, or (b) 80% of the lowest closing bid price for the five days immediately preceding the conversion date. In connection with the issuance of this convertible debenture the Company transferred a 20% fee simple interest in its land held for development and sale. In addition, the Company and the transferee each have the option to effectively void all or a portion of the transfer. In the event that neither option is exercised within three years, the 20% fee simple interest will revert to the Company upon settlement of the convertible debenture. Upon issuance NuWave has recorded a debt discount of $446,000, for the August 2004 debenture. This debt discount was recorded to reflect the value of the beneficial conversion feature related to the convertible debentures. Accordingly, NuWave has recorded the value of the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount was being amortized over the term of the related debentures, which was 36 months, and such discount was recorded as interest expense on the accompanying condensed consolidated statement of operations.

      During November 2004, the July 2004 Agreement of Sale and the August 2004 Convertible Debenture were rescinded and terminated pursuant to an Amended and Restated Agreement of Sale. Under this Amended and Restated Agreement of Sale, for a selling price of approximately $1,427,000, the Company has sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to a current holder of the Company's convertible debentures. The Company has applied the $1,427,000 sale amount against the proceeds from the convertible debenture and has incurred interest expense of $38,000 for the three month period ended September 30, 2004, $30,000 of which has been paid to the buyer through September 30, 2004. The Company expects to incur interest expense of $20,000 through the date of termination and expects to refund $298,000 to the buyer by November 30, 2004.

      During October 2004, NuWave issued $100,000 in a convertible debenture. This debenture bears interest at a rate of 5% per annum, with interest due at maturity or upon conversion. This debenture matures in October 2006. NuWave has recorded a debt discount of $25,000 at issuance of this convertible debenture to reflect the value of the beneficial conversion feature related to the convertible debenture. Accordingly, NuWave has recorded the value of the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount is being amortized over the term of the related debenture, which is 24 months, and such amortization will be recorded as interest expense on the condensed consolidated statement of operations. At the option of NuWave, upon the maturity date, this convertible debenture may be converted into NuWave's Common Stock. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price, or (b) 80% of the lowest closing bid price for the five days immediately preceding the conversion date. In addition, NuWave may redeem, with 15 days advance notice, a portion or all of this outstanding debenture at 110% of the dollar value of the amount redeemed plus accrued interest.



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   DOCUMENTS FILED AS PART OF THIS REPORT.

      10.1 Amended and Restated Agreement of Sale between 24 W. 96th Street Corp. and Lehigh Acquisition Corp dated November 10, 2004.

      10.2 Agreement of Sale between 24 W. 96th Street Corp. and Lehigh Acquisition Corp dated July 1, 2004

      10.3 Convertible Debenture between 24 W. 96th Street Corp. and NuWave dated August 1, 2004

      31.1  Certification re: Section 302

      32.1  Certification re: Section 906

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NUWAVE TECHNOLOGIES, INC.
                                               (Registrant)


                                               ----------------------------
Date:  November 22, 2004                       By:  /s/ George D. Kanakis
                                               Chief Executive Officer and
                                               Chairman of the Board, President
                                              (Principal Executive and Financial
                                               Officer)