Form 10KSB
period 2004-12-31
NUWAVE TECHNOLOGIES INC
filed 2005-04-13
CIK 1009802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE FISCAL YEAR ENDED                   COMMISSION FILE NO.
            DECEMBER 31, 2004                             0-28606

                          NUWAVE TECHNOLOGIES, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                DELAWARE                               22-3387630
                --------                               ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)



                        1416 MORRIS AVENUE, SUITE 207
                           UNION, NEW JERSEY 07083
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (908) 851-2470
               (Issuer's telephone number, including area code)
                                ______________

        Securities registered under Section 12(g) of the Exchange Act:

                   COMMON STOCK, PAR VALUE $0.001 PER SHARE
                               (TITLE OF CLASS)

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

State issuer's revenues for its most recent fiscal year:  $0

Aggregate market value of the voting stock held by non-affiliates based on the last sale price for such stock at April 8, 2005: $159,000.

The number of shares of Common Stock outstanding as of March 30, 2005:
2,062,013

Transitional Small Business Disclosure Format:  Yes [   ]   No  [X]

NUWAVE TECHNOLOGIES, INC.
                                 FORM 10-KSB
                              TABLE OF CONTENTS

PART I.....................................................................1
  FORWARD-LOOKING STATEMENTS...............................................1
  ITEM 1.  DESCRIPTION OF BUSINESS.........................................1
  ITEM 2.  DESCRIPTION OF PROPERTIES.......................................6
  ITEM 3.  LEGAL PROCEEDINGS...............................................8
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............8
PART II....................................................................9
  ITEM 5. MARKET FOR NUWAVE TECHNOLOGIES, INC.'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS......................................................9
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......13
  ITEM 7. FINANCIAL STATEMENTS............................................21
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE....................................................21
  ITEM 8A.  CONTROLS AND PROCEDURES.......................................22
Part III..................................................................23
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS...23
  ITEM 10.  EXECUTIVE COMPENSATION........................................25
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,
  PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT.............27
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................29
  ITEM 13.  EXHIBITS......................................................30
  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES........................33
  EXHIBIT 31.1............................................................35
  EXHIBIT 32.1............................................................37
FINANCIAL STATEMENTS.....................................................F-1

                                     PART I

                              INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

      Information included or incorporated by reference in this Annual Report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

      This Form 10-KSB Annual Report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

ITEM 1.  DESCRIPTION OF BUSINESS

General

      NuWave Technologies, Inc. ("NuWave" or the "Company") was incorporated in Delaware on July 17, 1995. Since its formation in 1995, NuWave has been a technology company, focused upon the development and marketing of technology and technology products related to enhancing image and video output. NuWave's annual sales have declined from $20,000 in 2003 to $0 in 2004, as it has had difficulty securing buyers for its technology products in a very competitive market environment. NuWave has incurred net losses of $790,000 and $336,000 in 2003 and 2004, respectively.

      During 2003, in conjunction with a restructuring with the Company's primary lender, all of NuWave's officers and employees resigned or were terminated. On September 10, 2003, NuWave entered into an agreement with its existing lender, Cornell Capital Partners, LP, to settle a default on indebtedness owed to Cornell Capital Partners, LP. This indebtedness, consisting of notes payable of $484,000 and accrued interest of approximately $93,000, was settled in full for the net sum of $460,000 on September 10, 2004.

      During 2003, NuWave made changes to its product lines and business strategy. NuWave has had difficulty in selling its technology related to image and video enhancement. This technology is designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone. NuWave competes in a very competitive and quickly evolving market. NuWave's products have not been price competitive in the market, and this has made it difficult to obtain placements within end-use electronics markets. NuWave previously marketed three product lines; however, based on a reevaluation of these lines, it is no longer marketing the retail and security/surveillance products and the Company's marketing efforts of the digital filtering technology and the NuWave video processor ("NVP") are limited to responding to inquiries from potential technology customers.

      The Company would like to broaden its base of products and investments in order to diversify its product portfolio into a broad spectrum of industries and to improve profitability. In 2003 and in the first quarter of 2004, NuWave formed five new subsidiaries for the purpose of acquiring and holding real estate and other assets. On October 20, 2003, NuWave formed Lehigh Acquisition Corp ("Lehigh"). On December 22, 2003, NuWave, through its wholly owned subsidiary, Lehigh, acquired vacant land that it intends to develop into a community for residents over the age of 55. During November 2004, Lehigh sold a 20% interest in the vacant land.

      In January and February 2004, NuWave formed NuWave Acquisition Corp., Harwood Acquisition Corp., WH Acquisition Corp. and JK Acquisition Corp. On April 30, 2004, NuWave, through its wholly owned subsidiary, WH Acquisition Corp., purchased a parcel of residential real estate for $122,000, utilizing approximately $113,000 in cash and the application of deposits of approximately $9,000. NuWave's plan is to redevelop and then later sell this property.

      As of April 11, 2005, the Company has not as yet identified any other properties, markets, or investments, and has made no commitments to purchase any such assets.

Other Potential Products

      The Company continues to search for companies and investments, as well as products that use the Company's technology. Each opportunity will be evaluated for both its fit for the Company and the time frame upon which it will bring a satisfactory return on the Company's investment. As of April 11, 2005, the Company has not identified nor purchased any new investment products or companies.

Research and Development

      During the one year period starting on October 31, 2003, the Company made its research and development testing facilities and testing equipment available to an independent commissioned agent who worked with potential customers and markets to develop sales opportunities for the Company. The marketing agreement with the agent expired in October 2004.

       During the years 2004 and 2003, NuWave incurred $0 and $134,000, respectively, on research and development activities. The research and development expenses incurred in 2003 were in engineering salaries, outside consulting fees and lab supplies of approximately $79,000, $28,000 and $9,000, respectively.

Marketing and Sales

      In its technology business, from October 31, 2003 through October 2004, NuWave marketed its products through a sales and marketing agent who assisted with the marketing and sales of our NVP technology. This agent previously served as the Company's chief technology officer. This agent worked with the NuWave under a marketing agreement for the one-year period ended October 2004, during which there were no sales of our products. NuWave currently is evaluating whether to renew its agreement with that agent or to engage a new agent to assist NuWave in marketing its technology.

Manufacturing

      The Company does not contemplate that it will directly manufacture any of its products. In the past, the Company has contracted with third parties to manufacture NuWave's NVP Application Specific Integrating Chips ("ASIC") and its product line up. NuWave also may license to third parties the rights to manufacture the products, through direct licensing, Original Equipment Manufacturer ("OEM") arrangements or otherwise.

      The Company intends to produce the NVP ASIC chips only as ordered under firm commitments by customers.

Patents; Proprietary Information

      The Company is presently re-evaluating its technology line-up and product strategy. In the past, the Company has filed U.S. patents and/or copyright applications for certain of its proposed products and technology. The Company has also filed applications in key industrial countries worldwide. The Company intends to protect patents and technologies in key strategic technology product areas.

      In April 1996, the Company filed two U.S. patent applications on behalf of Rave Engineering Corporation ("Rave") for its Randall connector system. One patent was granted in November 1997 and the second patent was granted January 1998. Under the terms of a settlement agreement with Rave, the Company retains the exclusive license rights to these patents.

      In April 1998, the Company filed three U.S. patent applications for certain of its independently developed products: one for the NVP and two for the Softsets, these patents were granted in November 2000, February 2001 and May 2001, respectively. In August 1999, the Company filed a patent application for its digital software technology as used in its PicturePrep product line, this patent was granted in October 2001. There is no assurance that any patent will provide the Company with commercially significant protection of our technology or that we will have adequate resources to enforce our patents.

      The Company historically sold its technology and products in foreign markets. As such, it has filed for foreign patent protection in the countries forming the European Union, Japan and Korea. The patent laws of other countries may differ significantly from those of the United States as to the patentability of the Company's products and technology. Moreover, the degree of protection afforded by foreign patents may be different from that in the United States.

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

Competition

      The technology markets in which the Company competes are characterized by intense competition, and, particularly with respect to the market for video editing, video production and video processing products, there is typically significant price erosion over the life of a product. The
Company's products will directly compete with those of numerous well-established companies, such as Sony Electronics, Inc., Panasonic Division of Matsushita Electric Industrial Co., Motorola, Inc., Mitsubishi International Corp. and Royal Philips Electronics, NV, which design, manufacture and/or market video technology and other products. All of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of these competitors dominate their industries and have the necessary financial resources to enable them to withstand substantial price competition or downturns in the market for video products.

      In regard to real estate development, we will have to compete against other real estate developers. However, in these markets competitors tend to be more localized. The Company will be competing against other providers of housing for those in the over age 55 category. Potential purchasers of real estate units have the opportunity to choose from a rental community housing or housing in which individual units are purchased, and from a range of service offerings. The Company will be competing against all of these housing providers in its real estate business.

Employees

      The Company currently has two full-time employees, of whom one is an executive and depending on its level of business activity, expects to hire additional employees in the next 12 to 18 months, as needed, to support marketing and sales, development and construction. The Company also retains a number of consultants on an as-needed basis. None of NuWave's present employees are represented by a labor union. The Company considers its employee relations to be good.

                                 RISK FACTORS

      NuWave is subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We Have Historically Incurred Losses and Losses May Continue In The Future

      To date, we have received only limited revenue from the sale of our technology products, and no revenue yet from the real estate business. We have historically incurred losses. NuWave has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2004, we had a net loss applicable to common stockholders of $336,000. In the year ended December 31, 2003 we had a net loss applicable to common shareholders of $809,000. Management anticipates that we may continue to incur losses for at least the next twelve to eighteen months. Accordingly, we may experience significant liquidity and cash flow problems because historically our operations have not been profitable. As of December 31, 2004, we had an accumulated deficit of approximately $28,259,000 and a stockholders' deficiency of $1,671,000. We anticipate receiving only limited revenues from the technology business during 2005. Revenues, if any, on developed properties from real estate investments are not forecast until 2006 or 2007. We may be unsuccessful in reaching or maintaining profitable operations.

Our Continued Development Efforts And Future Growth Depend Upon Our Ability To Raise Additional Capital Which May Not Be Available To Us When Needed Or On Acceptable Terms.

      We have relied on significant external financing to fund our operations and expect to rely on external financing for the foreseeable future. Such financing has historically come from a combination of borrowings and sale of common stock from third parties. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. We have sufficient funds to continue operations for one year under our Standby Equity Distribution Agreement with Cornell Capital Partners, LP but will require additional capital to complete our real estate development projects. We anticipate, based on our current proposed plans and assumptions relating to our operations, that we will require additional capital in order to implement our business plan. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated future expansion. Among other things, external financing may be required to cover our operating costs. To the extent that any future financing involves the sale of our equity securities, our existing stockholders could be substantially diluted.

The Standby Equity Distribution Agreement and Convertible Debentures Contain Certain Covenants Prohibiting Us From Raising Capital At Less Than the Market Price Or Pledging Assets to Other Lenders

      The Standby Equity Distribution Agreement and Convertible Debentures contain covenants that restrict the following activities:

      o Raising capital from the sale of common stock or other securities convertible into common stock at a price less than the market price of NuWave's common stock on the date of issuance; or

      o Granting a security interest in NuWave's assets, which security interest may be needed in order to obtain borrowings or capital from a lender.

The existence of these covenants may severely limit NuWave's ability to borrow money or raise capital from the sale of common stock or convertible securities because any potential lender will likely require collateral in the form of a security interest on NuWave's assets to secure a loan and purchasers of our common stock or convertible securities may want to pay a discount to the market price of our stock.

We Have Been the Subject Of A Going Concern Explanatory Paragraph Included Within the Reports From Our Independent Registered Public Accounting Firms, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

      Our independent registered public accounting firms have added an explanatory paragraph to their audit reports issued in connection with the consolidated financial statements for the years ended December 31, 2004 and 2003, which states that NuWave has experienced recurring net losses, negative cash flows from operations, a net working capital deficiency and a stockholders' deficiency, which raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

      Our success largely depends on the efforts and abilities of our Chief Executive Office, Principal Accounting Officer and our President, Mr. Kanakis. The loss of the services of Mr. Kanakis could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Kanakis. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

We Have A Limited Operating History Upon Which You Can Evaluate Our Business

      As to our technology business, until June of 2001 the Company was a development stage enterprise. At that time the Company shifted to commercialization and thus has had only a limited operating history. Since inception in July 1995, the Company has been engaged primarily in raising funds and continuing the development of the NuWave Video Processor (NVP) Technology. During the second half of 2001, the Company began producing and selling the NVP Video Processor in an ASIC format for the Original Equipment Manufacturer market and our first set top box product utilizing the NVP technology the Video Game Enhancer ("VGE") for the retail market. During late 2002 and throughout 2003, the Company terminated all engineering employees and most of its engineering and product development consultants in an effort to reduce costs. During the one year period from October 31, 2003 through October 2004, the Company utilized the services of a sales agent to identify and develop markets and opportunities for our proprietary video and imaging technology. NuWave currently is evaluating whether to renew its agreement with that agent or whether to engage a new agent to assist NuWave in marketing its technology. The Company may not be able to generate significant revenues or achieve profitable operations.

      The Company entered the real estate market in December 2003. The Company is not likely to see revenue on developed properties from its real estate investments until some time late in 2006 or 2007, if at all. There remain many risks, such as market risks, interest rates and competition in this market. Our real estate business may not be able to generate significant revenues or achieve profitable operations.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

      There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

ITEM 2.  DESCRIPTION OF PROPERTIES

      NuWave maintains its headquarters in Union, New Jersey, a shared space for which NuWave pays $500 per month, on a month-to-month basis, based upon an oral agreement. In addition, NuWave maintains approximately 1,000 square feet of lab and storage space in Fairfield, New Jersey and pays $1,200 per month, on a month-to-month basis, based upon an oral agreement. Effective July 2004, NuWave entered into a five-year lease agreement for approximately 3,500 square feet of office tower space in Jersey City, New Jersey. NuWave incurs a net cost of approximately $5,000 per month for this space, when combining the rent and other costs such as utilities, taxes and maintenance. This net cost reflects the benefit of NuWave subleasing approximately 50% of the space to a subtenant. NuWave believes that its property is well maintained and suitable for NuWave's current needs.

      Effective in December 2003, NuWave began making investments in real estate properties. Currently, there are no limitations on the types of assets NuWave may invest. This policy may be changed without the consent of shareholders. It is NuWave's policy to invest in properties primarily for possible capital gain.

      NuWave may invest in most property, including, for example, undeveloped acreage, shopping centers, single family residences and office buildings. NuWave intends to finance the acquisition of these properties through a combination of debt and equity financing. NuWave intends to hold and manage properties for only the duration which will facilitate the sale for the possible capital gain.

      NuWave has no current intention to invest in real estate mortgages. NuWave may invest in the common stock of companies that are in the real estate business. Primary real estate activities in which NuWave may invest in the future include investing in undeveloped and developed properties.

      In April 2004, NuWave, through its wholly owned subsidiary, WH Acquisition Corp., purchased residential property consisting of land and a residential building in Jersey City, New Jersey for a total purchase price of $122,000. The purchase price was paid with $113,000 in cash and $9,000 in the form of a deposit. NuWave intends to redevelop and then later sell this property.

      On December 22, 2003, NuWave acquired a parcel of undeveloped acreage in Cranford, New Jersey. This land was purchased for $4,950,000 from Stone Street Asset Management, LLC ("Stone Street"), a company under common control with Cornell Capital Partners, LP. NuWave obtained an appraisal by an independent certified general real estate appraiser, who valued the acreage at $4,950,000. In exchange for the undeveloped acreage, NuWave issued $3,550,000 in convertible debentures and $1,400,000 in a note payable. Of the total $3,550,000 convertible debentures, a single $3,300,000 convertible debenture, which was replaced during January 2005 with a $3,481,274 non-convertible promissory note (including $181,274 of accrued interest) is collateralized with a first mortgage lien on the land, and is held by Cornell Capital Partners, LP. The $1,400,000 note payable is secured with a second mortgage on the land and was held by Stone Street Asset Management, LLC and was subsequently assigned to Cornell Capital Partners, LP on January 26, 2005. Stone Street and Cornell Capital Partners, LP are related parties in that they have common ownership. The $4,950,000 purchase price of the undeveloped acreage represents a price that was approximately $2,035,000 greater than the cost basis in the hands of Stone Street immediately prior to the sale. Stone Street purchased the property from an independent third party in August 2003. As a result of Stone Street's relationship with Cornell Capital Partners, LP and Cornell Capital Partners, LP's ability to influence the management of NuWave, NuWave has recorded the land on its books at the cost basis of the seller. NuWave has a deeded interest in the property. Of the convertible debentures issued to acquire the land, $250,000 of these convertible debentures are due December 2005. The remaining convertible debenture of $3,300,000 has been replaced with a $3,481,274 non-convertible promissory note (including accrued interest) that is due in December 2008. The holders of the convertible debentures may convert any portion of the convertible debentures into NuWave's common stock at any time. The $1,400,000 note, as amended, is payable over 48 months, starting January 1, 2006. All of these obligations accrue interest at a 5% annual interest rate.

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

      The Company sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to Michael Kesselbrenner, a current holder of the Company's convertible debentures ("Investor") and received cash proceeds of approximately $1,784,000.

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

      In addition, the Investor has provided the Company with a right of first offer to reacquire the Company's interest in the property. If, at any time prior to August 1, 2007, the Investor wishes to sell its interest to a third party, it must first notify the Company. Upon such notice, the Company may, within 30 days, repurchase all of the remaining property interest for a price equal to a pro-rata portion of the original price paid by the Investor at the effective date (approximately $1,784,000). If the Company fails to exercise this offer within the 30 day period, then the Investor shall be allowed 90 days in which to sell all of its interests in the property to a third party.

      In conjunction with this transaction, the Company issued a convertible debenture in favor of the Investor for approximately $1,784,000. This convertible debenture bears interest from July 14, 2004 at 10% per annum, with the interest payable monthly, starting September 1, 2004. This convertible debenture matures on August 1, 2007.

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

      In accordance with the provisions a Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate," the Company has accounted for this transaction as a financing transaction. Under the provisions of SFAS No. 66, when the seller has an obligation to repurchase the property, or the terms of the transaction allow the buyer to compel the seller to repurchase the property or interest, then the transaction shall be accounted for as a financing transaction, rather than a sale. Under the terms of this transaction, the Investor's Option requires the Investor to sell the property back to the Company. This sale back to the Company will be satisfied through the conversion of the Investor's interest under the convertible debenture into the Company's common stock.

      Upon the Investor's sale of the property interest to a third party under the terms of the rights of first offer, as described above, this financing transaction shall be deemed to have terminated and the Company shall thereupon account for the proceeds received as a sale of its interest in the property, with any gain or loss on such sale to be recognized accordingly at that time.

      During November 2004, the July 2004 Agreement of Sale and the August 2004 Convertible Debenture were rescinded and terminated pursuant to an Amended and Restated Agreement of Sale. Under this Amended and Restated Agreement of Sale, for a selling price of approximately $1,427,000, the Company has sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to Michael Kesselbrenner, a current holder of the Company's convertible debentures. The Company has applied the $1,427,000 sale amount against the proceeds from the convertible debenture and has incurred interest expense of $38,000 for the three month period ended September 30, 2004, $30,000 of which has been paid to the buyer through September 30, 2004. The Company has incurred additional interest expense of $20,000 through the date of termination. On November 29, 2004, NuWave paid approximately $326,000 to the buyer, representing approximately $28,000 in accrued interest and $298,000 in refunded proceeds.

      NuWave intends to develop the property into a 55 and over residential community. NuWave intends to develop residential dwelling units and limited retail space on the site. The residential dwelling units will be sold to individual buyers. Currently the acreage is not developed. NuWave believes that there is a demand for these 55 and over units. Reasons include an aging population with disposable income, the continued positive economic outlook for the Northeast economy and the positive local economics in the Cranford, New Jersey area. NuWave expects that planning for the project will be completed by the end of 2005 and that construction and development will begin in late 2006 or 2007. NuWave is currently developing cost estimates for the development of the property.

      The Company maintains adequate liability insurance on the undeveloped acreage.


ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II


ITEM 5. MARKET FOR NUWAVE TECHNOLOGIES, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

      The Company's Common Stock, par value $.001 per share is traded on the Over-the-Counter Bulletin Board (the "OTCBB") Market under the symbol NUWV.OB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. Prior to August 13, 2002, the stock had been traded on the NASDAQ SmallCap Market. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the OTCBB Market during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. On July 21, 2003, the Company affected a 1:50 reverse stock split, as previously approved by shareholders. All closing sales prices below have been restated retroactively for the effect of the reverse stock split.



                                                        Common
                                                        Stock
                                                   HIGH        LOW

               Three Months Ended March 31,       $8.00       $0.18
               2003
               Three Months Ended June 30, 2003    0.45        0.10
               Three Months Ended September        0.60        0.10
               30, 2003
               Three Months Ended December 31,     0.31        0.10
               2003

               Three Months Ended March 31,        0.18        0.10
               2004
               Three Months Ended June 30, 2004    0.17        0.04
               Three Months Ended September        0.085       0.065
               30, 2004
               Three Months Ended December 31,     0.09        0.065
               2004

      As of April 8, 2005, there were approximately 196 holders of record of the Company's common stock and 2,062,013 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

      Standby Equity Distribution Agreement

      On January 26, 2005, NuWave entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will pay NuWave 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Further, Cornell Capital Partners, LP will retain a fee of 10% of each advance under the Standby Equity Distribution Agreement. In connection with a now-terminated Standby Equity Distribution Agreement, we paid Newbridge Securities Corporation a fee of 111,111 shares of common stock.

      Convertible Debenture

      During August 2004, the Company raised approximately $1,784,000 through the issuance of a convertible debenture to a party related to Michael Kesselbrenner, a current convertible debenture holder. This debenture bore interest at 10% per annum, with interest payable monthly and was secured through an interest in the land held for development and sale. At the option of the holder or the Company, at any time, this convertible debenture could be converted into the Company's Common Stock. The value of principal and accrued interest was convertible at the per share price equal to the lesser of (a) 120% of the closing bid price at August 20, 2004, or (b) 80% of the lowest closing bid price for the five days immediately preceding the conversion date. In connection with the issuance of this convertible debenture the Company transferred a 20% fee simple interest in its land held for development and sale. In addition, the Company and the transferee each had the option to effectively void all or a portion of the transfer. In the event that neither option was exercised within three years, the 20% fee simple interest would revert to the Company upon settlement of the convertible debenture. Upon issuance NuWave recorded a debt discount of $446,000, for the August 2004 debenture. This debt discount was recorded to reflect the value of the beneficial conversion feature related to the convertible debentures. Accordingly, NuWave recorded the value of the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount was being amortized over the term of the related debentures, which was 36 months, and the amortization of such discount was recorded as interest expense on the accompanying consolidated statement of operations for the year ended December 31, 2004.

      During November 2004, the July 2004 Agreement of Sale and the August 2004 Convertible Debenture were rescinded and terminated pursuant to an Amended and Restated Agreement of Sale. Under this Amended and Restated Agreement of Sale, for a selling price of approximately $1,427,000, the Company has sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to a current holder of the Company's convertible debentures. The Company has applied the $1,427,000 sale amount against the proceeds from the convertible debenture and has incurred interest expense of $38,000 for the three month period ended September 30, 2004, $30,000 of which has been paid to the buyer through September 30, 2004. The Company has incurred additional interest expense of $20,000 through the date of termination. On November 29, 2004 NuWave paid approximately $326,000 to the buyer, representing approximately $28,000 in accrued interest and $298,000 in refunded proceeds.

      Convertible Debentures

      During October 2004, NuWave issued $100,000 in a convertible debenture. This debenture bears interest at a rate of 5% per annum, with interest due at maturity or upon conversion. This debenture matures in October 2006. NuWave has recorded a debt discount of $25,000 at issuance of this convertible debenture to reflect the value of the beneficial conversion feature related to the convertible debenture. Accordingly, NuWave has recorded the value of the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount is being amortized over the term of the related debenture, which is 24 months, and such amortization is recorded as interest expense in the consolidated statement of operations. At the option of NuWave, upon the maturity date, this convertible debenture and accrued interest may be converted into NuWave's Common Stock. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of
(a) 120% of the closing bid price on date of issue, or (b) 80% of the lowest closing bid price for the five days immediately preceding the conversion date. In addition, NuWave may redeem, with 15 days advance notice, a portion or all of this outstanding debenture at 110% of the dollar value of the amount redeemed plus accrued interest.

      In June 2004, NuWave issued $250,000 in a convertible debenture. This debenture bears interest at a rate of 10% per annum, with interest due at maturity or upon conversion and matures in June 2006. NuWave has recorded a debt discount of $83,000 at issuance of this convertible debenture to reflect the value of the beneficial conversion feature related to the convertible debenture. At the option of NuWave, upon the maturity date, this convertible debenture and accrued interest may be converted into NuWave's Common Stock. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price on April 26, 2004, or (b) 75% of the lowest closing bid price for the five days immediately preceding the conversion date. In addition, NuWave may redeem, with 15 days advance notice, a portion or all of these outstanding debentures at 125% of the dollar value of the amount redeemed plus accrued interest.

      During January 2004, NuWave issued $110,000 in convertible debentures. These debentures bear interest at a rate of 5% per annum, with interest due at maturity or upon conversion. These debentures mature in January 2006.
NuWave has recorded a debt discount of $27,000 at issuance of these convertible debentures to reflect the value of the beneficial conversion feature related to the convertible debentures. Accordingly, NuWave has recorded the value of the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount is being amortized over the term of the related debentures, which is 24 months, and such amortization is recorded as interest expense on the accompanying consolidated statement of operations for the year ended December 31, 2004. At the option of NuWave, upon the maturity date, these convertible debentures and accrued interest may be converted into NuWave's Common Stock. At the option of the holder, at any time prior to maturity, any portion of these convertible debentures may be converted into Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price on the date of issue, or (b) 80% of the lowest daily volume weighted average price for the five days immediately preceding the conversion date. In addition, NuWave may redeem, with 15 days advance notice, a portion or all of these outstanding debentures at 110% of the dollar value of the amount redeemed plus accrued interest.

      During October 2003, NuWave raised $200,000 through the issuance of a convertible debenture to Cornell Capital Partners, LP. In addition, during December 2003, NuWave raised $195,000 through the issuance of convertible debentures to various unrelated parties. In September 2004, NuWave redeemed the $200,000 convertible debenture with Cornell Capital Partners, LP and $70,000 of the convertible debentures issued in December 2003 and January 2004. On December 22, 2003, NuWave issued a convertible debenture for $3,300,000 to Cornell Capital Partners, LP, which was subsequently terminated and replaced with a $3,481,274 non-convertible promissory note (including accrued interest of $181,274) on January 26, 2005, and $250,000 to unrelated parties in connection with the acquisition of land held for development and sale which is secured through a first mortgage lien on the land. All of these debentures bear interest at a rate of 5% per annum, with interest due at maturity or upon conversion. These debentures mature at various dates ranging from October 2005 through December 2008. At the option of NuWave, upon the maturity date, these convertible debentures and accrued interest may be converted into NuWave's Common Stock. At the option of the holder, at any time prior to maturity, any portion of these convertible debentures may be converted into Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price, or (b) 80% of the lowest daily volume weighted average price for the five days immediately preceding the conversion date. In addition, NuWave may redeem a portion or all of these outstanding debentures at 110% of the dollar value of the amount redeemed plus accrued interest. Under the conversion limitation for the debentures, NuWave may issue shares under conversion only so long as, at conversion, the holder has no more than 9.9% of NuWave's outstanding shares.

      Note Payable - Related Party

      On December 22, 2003, Lehigh issued a note for $1,400,000 to Stone Street in conjunction with its purchase of land in New Jersey. The note, as amended, provides for the payment of forty-eight equal monthly installments of principal and interest of $35,546 beginning on January 1, 2006, matures on January 10, 2010 and is secured through a second mortgage on the land. The note bears interest at a rate of 5% per annum. The note was assigned to Cornell Capital Partners, LP on January 26, 2005.

      Warrants

      On September 24, 2003, NuWave issued 200,000 warrants to purchase NuWave's common stock at $1.00 per share. These warrants were issued to two former officers for prior services provided to NuWave. The warrants are exercisable over a five-year period which expires in September 2008.

      Equity Line of Credit

      As of January 1, 2003, NuWave had a $3,000,000 Equity Line of Credit Agreement with Cornell Capital Partners, LP, under which NuWave could, at its option, periodically require the purchaser to purchase up to $100,000 in any seven day period of NuWave's common stock. For issuance under this Equity Line of Credit Agreement, as of January 1, 2003 there were 280,000 shares registered under the Securities Act of 1933. NuWave registered an additional 1,200,000 shares on January 10, 2003, bringing the total registered shares to 1,580,000 under the Equity Line of Credit Agreement. For each share of common stock purchased under the Equity Line of Credit, the Purchaser paid 97% of the then market price, and was paid a fee of 4% of each advance. This Equity Line of Credit Agreement expired on April 15, 2004.

      During July 2003, NuWave reached the limit of 1,580,000 registered shares that were issuable under the Agreement.

      NuWave received loans aggregating $357,000 during the year ended December 31, 2003 from Cornell Capital Partners, LP. NuWave repaid certain of these loans in the amount of $273,000, during the year ended December 31, 2003 through the issuance of 1,151,490 shares of NuWave's common stock. The common shares issued to repay these notes were issued at a 3% discount. These loans were non-interest bearing during their terms, which ranged from 90 days to 180 days.

      The balance of these loans as of September 2003, totaling $284,000, were not repaid within their term and were in default. During September 2003, NuWave entered into an Agreement with Cornell Capital Partners, LP to settle the default on these loans. In connection therewith, Cornell Capital
Partners, LP agreed not to foreclose on its outstanding indebtedness of $284,000 owed by NuWave. In addition, on September 29, 2003, Cornell Capital Partners, LP entered into a new loan agreement with NuWave for $200,000 to be deposited in escrow to be used to satisfy certain outstanding obligations of NuWave, including trade payables, unpaid wages, and settlement of employment agreements. The loan was non-interest bearing for its original term of 180 days.

      On March 27, 2004, the $200,000 loan matured and was not repaid according to its terms. On April 5, 2004, Cornell Capital Partners, LP agreed to extend the due dates of the $284,000 of loans and the $200,000 loan to April 15, 2005. On May 11, 2004, Cornell Capital Partners, LP agreed to further extend the due dates of these $484,000 in loans to August 1, 2005. On July 20, 2004, Cornell Capital Partners, LP agreed to further extend the due dates of these $484,000 in loans to December 5, 2005. While in default and through the extended maturity date, the $284,000 of loans and the $200,000 loan accrued interest from the default dates at a rate of 24% per annum. On September 10, 2004, NuWave satisfied its obligations for principal and accrued interest related to its $484,000 in loans to Cornell Capital Partners, LP.

      Convertible Preferred Stock

      During May 2003, NuWave entered into a Securities Purchase Agreement with several independent buyers whereby NuWave issued and sold to the buyers 67,000 shares of Series A Preferred Stock at $1 per share. The buyers were entitled, at their option, to convert the Series A Preferred Stock into shares of NuWave's Common Stock at any time commencing after May 1, 2004 at an adjusted conversion price of $0.05 per share. Any unconverted shares as of May 1, 2005 would automatically convert into shares of NuWave's Common Stock at an adjusted conversion price of $0.05 per share. NuWave had the right to redeem the outstanding Preferred Stock upon 30 days written notice at a redemption price of 150% of the subscription amount plus interest on the purchase price of 24%. If NuWave chose to redeem some, but not all, of the Series A Preferred Stock, NuWave could redeem a pro rata amount from each holder of the Series A Preferred Stock. The preferred stock was redeemed by NuWave in October 2003 for a total redemption price of $86,400. The $19,400 excess of the amount of the redemption over the amount of the original issue has been recorded as a deemed dividend - redemption premium on the convertible preferred stock.

      Shares issued for services

      On June 30, 2003, NuWave issued 25,000 shares of common stock valued at approximately $5,000 in exchange for services provided to NuWave.

      On May 25, 2004, NuWave issued 111,111 shares of common stock to Newbridge Security Corporation, which were valued at approximately $10,000 in exchange for services provided to NuWave under a now-terminated Standby Equity Distribution Agreement.

      Effective June 1, 2004, NuWave issued 75,000 shares of common stock to George Kanakis, its President and Chief Executive Officer, under the terms of his employment contract. Mr. Kanakis is also entitled to options to purchase 100,000 shares of common stock at some future date. NuWave has not yet adopted a stock option plan, and as such, no options have been granted to Mr. Kanakis.

      Reduction in Par Value and Reverse Stock Split

      On July 21, 2003, NuWave's Board of Directors declared effective a reverse split of NuWave's common shares in the ratio of 1 to 50 as voted on and approved by the stockholders at NuWave's Annual Stockholders' meeting held on December 20, 2002, and effective on July 21, 2003. All share and per share amounts have been retroactively restated for the stock split.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                        Summary Financial Information

            The summary financial data set forth below are derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Form 10-KSB.


                              Year Ended       Year Ended
 Consolidated Statement of   December 31,     December 31,
      Operations Data:           2004             2003
(in thousands, except for
share and per share data)
Revenues                     $          0     $        20
Net loss applicable to
common stockholders          $       (336)    $      (809)
Net loss per common share,
basic and diluted            $       (.17)    $      (.56)
Weighted average number of
shares -basic and diluted    $  1,986,640     $ 1,455,365
Comprehensive loss           $       (211)    $      (809)

                             December 31,
 Consolidated Balance Sheet      2004
           Data:
Working capital deficiency   $       (36)
Total assets                 $     3,203
Total liabilities            $     4,874
Stockholders' deficiency     $    (1,671)

Forward-looking Statements

            The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. The information contained below includes statements of NuWave's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements," which information is incorporated herein by reference.

General

      Our mission is to profitably exploit our proprietary imaging technology and to identify and develop other business opportunities that will diversify the Company's operations. We have diversified the Company's operations by acquiring land for development and sale. We also continued to offer for sale our technology related to image and video enhancement designed to enrich picture and video output with clearer, more defined detail in texture, color, contrast and tone, at low cost, including our NUWAVE Video Processor ("NVP") Technology (see "Marketing and Sales").

Note - the Company will discuss its technology business under Results of Operations and will discuss its new real estate development business under Plan of Operation. See below.

Going Concern

      Our independent registered public accounting firm has added an explanatory paragraph to their audit report issued in connection with the consolidated financial statements for the year ended December 31, 2004, which states that NuWave has experienced recurring net losses, negative cash flows from operations, a net working capital deficiency and a stockholders'
deficiency, which raise substantial doubt about the Company's ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's annual sales have declined from approximately $20,000 to $0 for each of the years 2003 and 2004, respectively, as the Company has had difficulty securing buyers for its technology products in a very competitive environment and that there have yet to be revenues from the sale of developed real estate properties. The Company has incurred annual net losses of approximately $790,000 and $336,000 for the years ended December 31, 2004 and 2003, respectively, resulting in a stockholders' deficiency of approximately $1,671,000 at December 31, 2004.

Critical Accounting Policies

      NuWave's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

      Our significant accounting policies are summarized in Note 3 of our consolidated financial statements at December 31, 2004. While all these significant accounting policies impact its financial condition and results of operations, NuWave views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on NuWave's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

      NuWave's critical accounting policies include the accounting for an acquisition of a parcel of land, outlined as follows. On December 22, 2003, Lehigh acquired a parcel of land in New Jersey for $4,950,000 that it intends to develop and then sell. This land was acquired from Stone Street Asset Management LLC ("Stone Street"), a company under common control with Cornell Capital Partners, LP. In connection with this purchase of land, NuWave incurred debt obligations consisting of a $3,300,000 convertible debenture to Cornell Capital Partners, LP, which was subsequently terminated and replaced with a $3,481,274 promissory note on January 26, 2005, $250,000 of convertible debentures to unrelated parties and a $1,400,000 secured note payable to Stone Street, which was subsequently assigned to Cornell Capital Partners, LP on January 26, 2005. As a result of Stone Street's relationship with Cornell Capital Partners, LP, and Cornell Capital Partners, LP's relationship with NuWave, NuWave has recorded the land at the historical cost basis as recorded by Stone Street of approximately $2,915,000 in accordance with accounting rules regarding transfer of non-monetary assets. The difference of $2,035,000 between the fair value of the land as determined by an independent appraiser and the carryover cost basis of land from Stone Street has been recorded as an adjustment to additional paid-in capital.

      Additionally, during July 2004 and August 2004, the Company entered into an Agreement of Sale and a Convertible Debenture, respectively, related to its transfer of a 20% fee simple interest in its land held for development and sale as a tenant in common. During November 2004, the Agreement of Sale and the Convertible Debenture were terminated and rescinded in their entirety and replaced with an Amended and Restated Agreement of Sale issued in November 2004, as described below.

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

      During November 2004, the July 2004 Agreement of Sale and the August 2004 Convertible Debenture were rescinded and terminated pursuant to an Amended and Restated Agreement of Sale. Under this Amended and Restated Agreement of Sale, for a selling price of approximately $1,427,000, the Company has sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity, which is a related party to a current holder of the Company's convertible debentures. The Company has applied the $1,427,000 sale amount against the proceeds from the convertible debenture and has incurred interest expense of $38,000 for the three month period ended September 30, 2004, $30,000 of which has been paid to the buyer through September 30, 2004. The Company has incurred additional interest expense of $20,000 through the date of termination. On November 29, 2004 NuWave paid approximately $326,000 to the buyer, representing approximately $28,000 in accrued interest and $298,000 in refunded proceeds.

Effects of New Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number 46R "Consolidation of Variable Interest Entities." FIN 46R, which sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials.
This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

      In December 2004, the FASB issued SFAS No.123R, "Share-Based Payment" (SFAS No. 123R). This statement replaces SFAS No. 123 and supersedes
Accounting   Principles   Board   ("APB")  No.  25.  SFAS  123R  requires  all
stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123R will be effective for quarterly periods beginning after December 15, 2005. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges on Nonmonetary Assets - An Amendment of APB Option No. 29, Accounting for Nonmonetary Transactions" (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of an exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

Overall Financial Performance

      Overall, we incurred a net loss of $336,000 and $790,000 for the years ended December 31, 2004 and 2003, respectively. This represented a $454,000 decrease in the Company's net loss. This decrease in the net loss was primarily attributable to the recognition of a gain on the sale of an interest in real estate, as further explained Plan of Operation - Real Estate Activities, below.

      General and administrative expenses for the overall Company for the year ended December 31, 2004 were $741,000, as compared to $958,000 for the year ended December 31, 2003, a decrease of $217,000 or 23%. This decrease was the result of reductions in salaries of $167,000 resulting from the resignation of all management and employees with only a new CEO in September 2003 and one other administrative employee hired on November 1, 2003. There were also decreases in insurance of $190,000 and depreciation expense of $37,000. There were increases in accounting fees of $70,000, financial and other consulting fees of $46,000, and legal fees of $53,000. These professional fees increased on account of the Company having to rely on consultants to perform functions such as accounting and reporting, that previously were performed by employees, as well as to support the Company's efforts to prepare for its registration filing relating to the Standby Equity Distribution Agreement and other financing programs. Real estate taxes increased by $47,000 on account of the Company's investment in real estate properties for development. The Company allocated approximately $256,000 and $943,000 of these general and administrative expenses to the Video and Image Technology segment and approximately $485,000 and $15,000 to the Real Estate segment, for the years ended December 31, 2004 and 2003, respectively.

Results of Operations - Technology business operations

      Revenues for the year ended December 31, 2004 were $0 as compared to $20,000 for the year ended December 31, 2003. Revenues for 2004 were negatively impacted by our inability to secure customers for our image and technology products. This matter is made difficult by the heavy competition and price compression in the image and video sectors of the electronics markets. For the technology business operations, the Company recorded a net loss of approximately $412,000 and $773,000, for the years ended December 31, 2004 and 2003, respectively.

      During December 2001, we entered into a strategic alliance with Gemini Industries ("Gemini"), a manufacturer and distributor of consumer electronics accessories. Gemini was granted a five-year exclusive license to market and distribute NuWave's Video Game Enhancer ("VGE") in North America. Initial shipments of the VGE and ASIC chips to Gemini took place during the first quarter of 2002. Minimum ongoing purchase requirements under the contract were to begin in July 2002. After having received a three-month extension Gemini still had not met their minimum contractual purchase requirements and management determined it was in the Company's best interest to terminate the agreement. The sales for the year ended December 31, 2003 were primarily sales of the Company's remaining domestic VGE inventory to Gemini, as the Company's efforts were concentrated on sales of NVP 1104.

      Cost of sales for the year ended December 31, 2004 was $0 versus $5,000 for the year ended December 31, 2003. The decrease in cost of sales was a result of no sales in 2004. Research and development costs for the year ended December 31, 2004 were $0; a reduction of $134,000 from the prior year. This reduction primarily resulted from a reduction in all research and development due to liquidity constraints and the head count reductions in order to decrease costs. The decreases in research and development were in engineering salaries, outside consulting fees and lab supplies, which represented costs in 2003 of approximately $79,000, $28,000 and $9,000, respectively. General and administrative expenses related to the technology business for the year ended December 31, 2004 were $256,000, a decrease of $687,000 from the prior year. This decrease was the result of a significant reduction in most all expenses resulting from the resignation of all management and employees with only a new CEO in September 2003 and one other administrative employee hired on November 1, 2003. The decrease is also attributable to a decrease in management time and resources to the technology business, in favor of the land development segment. Interest expense allocated to technology operations increased to $206,000 in 2004, as compared to $53,000 in 2003, an increase of $153,000, as a result of additional notes payable to finance liquidity and paying interest rates on these notes at the default penalty rate of 24% per annum. Gain on forgiveness of debt decreased to $20,000 in 2004 from $347,000 in 2003, as the financial restructuring with vendors, reflecting the settlement of various liabilities for approximately 10% of the amounts owed, was effectively completed in 2003.

Plan of Operation - Real estate activities

      The Company's first real estate investment, of land held for development and sale, acquired through its wholly owned subsidiary, Lehigh, was made on December 22, 2003. On April 30, 2004, the Company, through a separate wholly owned subsidiary, WH Acquisition Corp., purchased a parcel of residential real estate for $122,000, utilizing approximately $113,000 in cash and the application of deposits of approximately $9,000. The Company recorded net income (loss) on the real estate segment of approximately $76,000 and ($17,000) for each of the years ended December 31, 2004 and 2003, respectively.

      NuWave intends to develop the land held for development and sale and the parcel acquired in April 2004 and then sell both of these developed properties for a gain. To date, there are no revenues from the sale of developed properties. Revenues from development activities are not projected to be realized until mid to late 2007.

      During the year ended December 31, 2004, the real estate activities incurred general and administrative expenses of approximately $485,000, which consisted principally of real estate taxes and maintenance expenses of approximately $65,000 and an allocation of other general and administrative expenses of approximately $420,000. During the year ended December 31, 2003, the real estate activities incurred general and administration expenses of $15,000, representing real estate taxes. Interest expense for the real estate activities was approximately $312,000 and $2,000, for years ended December 31, 2004 and 2003, respectively, with the increase in 2004 attributable to the costs of financing the acquired real estate for a full year. In addition, the Company capitalized interest and development costs of $273,000 and $37,000, respectively, for the year ended December 31, 2004 and $0 and $53,000, respectively, for the year ended December 31, 2003, respectively.

      NuWave follows SFAS No. 34, "Capitalization of Interest Costs", which provides for the capitalization of interest as part of the historical cost of acquiring certain assets. Interest is capitalized on assets that require a period of time to get them ready for their intended use, such as real estate development projects. Interest is capitalized from the period activities begin, such as planning and permitting, until such time as the project is complete. Interest costs include interest recognized on obligations having explicit rates, as well as the amortization of discounts that result from imputing interest on convertible debentures over the life of the obligation. Interest is capitalized on only the net book value of the land and improvements, net of the discount recorded on the acquisition of the land. Interest on specific borrowings associated with the land, that are in excess of its net book value are expensed as incurred.

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

      During November 2004, the July 2004 Agreement of Sale and the August 2004 Convertible Debenture were rescinded and terminated pursuant to an Amended and Restated Agreement of Sale. Under this Amended and Restated Agreement of Sale, for a selling price of approximately $1,427,000, the Company has sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to a current holder of the Company's convertible debentures. The Company has applied the $1,427,000 sale amount against the proceeds from the convertible debenture and has incurred interest expense of $38,000 for the three month period ended September 30, 2004, $30,000 of which has been paid to the buyer through September 30, 2004. The Company has incurred additional interest expense of $20,000 through the date of termination. On November 29, 2004, NuWave paid approximately $326,000 to the buyer, representing approximately $28,000 in accrued interest and $298,000 in refunded proceeds.

      NuWave's tentative plans for the land held for development and sale acquired in 2003 call for the development of approximately 100 residential dwelling units. NuWave has engaged an architectural consultant during 2004 for the purpose of preparing drawings that support the approval and permitting process. Once the approvals and permits are in place, NuWave will contract with a developer to build out the property. Land development and construction costs are estimated to be $15,000,000 to $18,000,000. NuWave will have to raise additional funds to finance construction. Such financing may come from the sale of securities, advances under our Standby Equity Distribution Agreement or through bank or other debt financing.

Liquidity and Capital Resources

      The Company had cash balances on hand of $84,000 as of December 31, 2004. During August 2004, NuWave received proceeds of approximately $1,784,000 from the issuance of a convertible debenture related to its transfer of a 20% fee simple interest in NuWave's land held for development and sale. During November 2004, the convertible debenture was terminated and rescinded in its entirety and replaced with an Amended and Restated Agreement of Sale dated November 2004. Under this Amended and Restated agreement of sale, for a selling price of approximately $1,427,000, the Company has sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to a current holder of the Company's convertible debentures. The Company has applied the $1,427,000 sale amount against the proceeds from the convertible debenture and has incurred interest expense of $38,000 for the three month period ended September 30, 2004, $30,000 of which has been paid to the buyer through September 30, 2004. The Company has incurred additional interest expense of $20,000 through the date of termination. On November 29, 2004, NuWave paid approximately $326,000 to the buyer, representing approximately $28,000 in accrued interest and $298,000 in refunded proceeds.

      A portion of the proceeds from the Company's receipt of the convertible debenture was applied to repay obligations consisting of notes payable to Cornell Capital Partners, LP of approximately $460,000; convertible debentures payable to Cornell Capital Partners, LP of $200,000 and convertible debentures of four other debenture holders aggregating approximately $79,000. The remaining funds will provide the Company with current working capital. The Company's future cash funding sources continue to be uncertain. The Company's primary cash needs are to fund ongoing operations and real estate development activities. The Company will defer any land development and construction expenditures until after it has arranged adequate funding. In order to obtain funding during the next twelve months, the Company intends to seek financing through a combination of sources. These sources might include, in addition to the Standby Equity Distribution Agreement, funding through the sale of securities or loans.

      In seeking sources of liquidity, NuWave intends to continue to rely on the sale of securities or loans for near term working capital needs. NuWave expects to satisfy most of its funding needs in 2005 pursuant to the Standby Equity Distribution Agreement. In addition, NuWave will seek outside mortgage financing for certain of the properties that it might acquire in the future, as well as to finance development and construction of the dwelling units on the undeveloped acreage. The cost cutting has reduced cash requirements at NuWave. In their reports on the audits of NuWave's consolidated financial statements for the years ended December 31, 2004, and 2003 our independent registered public accounting firms included an explanatory paragraph in their reports because of the uncertainty that we could continue in business as a going concern. In the event we are unable to raise the anticipated operating capital needs through the sale of securities or some other form of financing or receive cash from sales of our products, there would be substantial doubt about our ability to continue as a going concern.

      During the year ended December 31, 2004 and 2003, the Company had a net decrease in cash and cash equivalents of $35,000 and $55,000, respectively. The Company's sources and uses of funds were as follows:

      Cash  Used  In  Operating   Activities.   Net  cash  used  in  operating
activities for the year ended December 31, 2004 was $661,000, resulting primarily from a consolidated net loss of approximately $336,000, offset by the amortization of debt discount of $230,000 and the net change in the tax credit receivable from the sale of certain state net tax operating losses of $175,000, and the use of cash is increased by the effect of the gain recognized on the sale of an interest in the Company's land held for development and sale of $850,000. Net cash used in operating activities for the year ended December 31, 2003 was $858,000, resulting primarily from a consolidated net loss of $790,000, and by a non-cash gain on forgiveness of debt of $347,000, offset by decreases in inventory, prepaids and other assets totaling approximately $203,000.

      Cash Used in Investing Activities. During the year ended December 31, 2004, the Company purchased $22,000 of new computer and office equipment, acquired a parcel of land for $122,000, purchased marketable securities - available-for-sale, for approximately $131,000 and incurred $37,000 for legal costs toward development of the land held for development and sale. During the year ended December 31, 2003, the Company used net cash of $55,000 for the purchase of development costs on the investment in land.

      Cash Provided by Financing Activities. During the year ended December 31, 2004, the Company raised $2,244,000 in funds through the issuance of convertible debentures, offset by the repayment in September 2004 of notes and convertible debentures to Cornell Capital Partners, LP of $460,000 and $200,000, respectively; and repayments of other convertible debentures of approximately $619,000. During the year ended December 31, 2003, the Company raised $557,000, $39,000 and $395,000 in advances under the Equity Line of Credit, sales of common stock under the Equity Line of Credit and through the issuance of convertible debentures, respectively, and of which $200,000 of the $395,000 in convertible debentures were issued to a related party. Also, during the year ended December 31, 2003, the Company issued and then redeemed $67,000 in preferred stock, which, upon redemption, the Company paid a dividend of $19,000, and repaid a note payable to a former officer/shareholder, requiring cash of $115,000.

      At December 31, 2004 and 2003, the Company had negative net working capital of approximately $36,000 and $50,000, respectively. The Company intends to monitor spending carefully until such time that new funding is arranged.

      In May 2004, NuWave entered into a five-year sublease agreement for the rental of 3,580 square feet of corporate office tower space in Jersey City, New Jersey. This rental agreement is effective July 1, 2004 and requires NuWave to pay rent of approximately $7,000 and approximately $3,000 in shared building operating expenses, each month. NuWave subleases one half of this space to a subtenant, for approximately $5,000 per month, including approximately $1,750 of shared building operating expenses.

      On January 26, 2005, NuWave issued a $3,481,274 promissory note to Cornell Capital Partners, LP and terminated the outstanding $3,300,000 convertible debentures, which were issued to Cornell Capital Partners, LP on December 22, 2003. The face amount of the promissory note includes accrued interest from the debentures, and is secured through a first mortgage lien on Lehigh's (NuWave's wholly owned subsidiary) land located in New Jersey. The promissory note bears interest at a rate of 5% per annum, with interest due at maturity. The maturity date is December 22, 2008.

      On January 26, 2005, NuWave entered into an assignment and amendment agreement of our $1,400,000 secured note payable to Stone Street and therewith, Stone Street has assigned its right under the agreement to Cornell Capital Partners, LP. In addition, Stone Street, Cornell Capital Partners, LP and Lehigh have agreed to defer the beginning of the monthly payments hereunder for a period of one year to January 1, 2006.

      On January 26, 2005, NuWave entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners, LP shares of Common Stock for a total purchase price of up to $30 million. For each share of Common Stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will pay NuWave 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our Common Stock is traded for the 5 days immediately following the notice date. Further, Cornell Capital Partners, LP will retain a fee of 10% of each advance under the Standby Equity Distribution Agreement.

ITEM 7.   FINANCIAL STATEMENTS

      The information required by this item is incorporated by reference to pages F-1 through F-40 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 2, 2004, NuWave Technologies, Inc. engaged Weiser LLP as its principal accountant to audit NuWave Technologies's financial statements. NuWave did not consult Weiser LLP on any matters described in paragraph
(a)(2)(i) or (ii) of Item 304 of Regulation S-B during the Registrant's two most recent fiscal years or any subsequent interim period prior to engaging Weiser LLP.

      Effective on June 30, 2004, NuWave Technologies, Inc. dismissed Marcum & Kliegman LLP as its independent registered public accounting firm.

      Marcum & Kliegman LLP's report on NuWave's consolidated financial statements for the year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and was not qualified as to uncertainty, audit scope, or accounting principles; however, the report was modified to include an explanatory paragraph wherein Marcum & Kliegman LLP expressed substantial doubt about NuWave's ability to continue as a going concern.

      Marcum & Kliegman LLP's dismissal was recommended and approved by NuWave's Board of Directors.

      During the year ended December 31, 2003, as well as the subsequent interim period through June 30, 2004, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Marcum & Kliegman LLP did not advise NuWave Technologies, Inc. of any of the matters identified in paragraph (a)(1)(B), (a) (1) (C), (D) or (E) of Item 304 of Regulation S-B.

      On October 30, 2003, NuWave Technologies, Inc. dismissed Eisner LLP as its independent registered public accounting firm.

      Eisner's report on NuWave's financial statements for the years ended December 31, 2001 and 2002, respectively, did not contain an adverse opinion or a disclaimer of opinion. However, the report did reflect a going concern uncertainty.

      Eisner's dismissal was recommended and approved by NuWave's Board of Directors.

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

      On October 30, 2003, NuWave Technologies, Inc. engaged Marcum & Kleigman, LLP as its principal accountant to audit NuWave Technologies's financial statements. NuWave did not consult Marcum & Kleigman, LLP on any matters described in paragraph (a)(2)(i) or (ii) of Item 304 of Regulation S-B from January 1, 2003 or any subsequent interim period prior to engaging Marcum & Kliegman, LLP.


ITEM 8A.  CONTROLS AND PROCEDURES

      The Company's principal executive officer, who is also the acting principal financial officer, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-KSB. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon his evaluation, the principal executive officer, who is also the acting principal financial officer, has concluded that the Company's disclosure controls and procedures, did contain a material weakness.

      This  material   weakness  is  the  lack  of  the  necessary   corporate
accounting resources. At the current time, the, Company's Chief Executive Officer, who is one of only two of the Company's full time employees, solely has the responsibility for receipts and disbursements. The Company employs a financial consultant to prepare the periodic financial statements and public filings. Reliance on these limited resources impairs our ability to provide for a proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. As the Company grows, and as resources permit, we project that the Company's Chief Executive Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley Section 404 compliance.

      We believe that, for the reasons described above, we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

      Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls


      We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer has concluded that such controls and procedures are effective at the "reasonable assurance" level. However, we do not currently have any operating businesses.

                                   Part III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

            Set forth below are the names as of April 11, 2005 and the business experience of the directors and executive officers of the Company:

          Name             Age                   Position
          ----             ---                   --------
George D. Kanakis          32    President, Chief Executive Officer,
                                 Principal Financial Officer and Director

Gary H. Giannantonio       32    Director


      There are no family relationships among any of the directors or executive officers of the Company. None of the Company's directors or executive officers is a director of any other company that files reports with the SEC. None of the Company's directors have been involved in any bankruptcy or criminal proceeding (excluding traffic and other minor offenses), nor has been enjoined from engaging in any business.

      The following information is furnished for each of the executive officers and directors of the Company:

      GEORGE D. KANAKIS has been a Director of the Company and the President, Chief Executive Officer and Principal Financial Officer of the Company since September 10, 2003. From March 2002 through August 2003, Mr. Kanakis had been a Vice President of Corporate Finance for Cornell Capital Partners, LP, where he structured equity and debt financings, as well as provided consulting to clients on mergers and acquisitions. From 1993 to 2001, Mr. Kanakis managed the Futures and Options Group at Barclays Capital, where he serviced primarily institutional clients around the world. Mr. Kanakis holds an MBA in Finance and Investments from the Zicklin School of Business at Baruch College where he graduated in December 2001 and a degree in Economics from Rutgers University where he graduated in May 1995.

      GARY H. GIANNANTONIO became a Director of the Company on May 17, 2004. He is an associate at the law firm of Kalebic, McDonnell & Miller, P.C. in Hackensack, New Jersey. Mr. Giannantonio's primary legal experience involves residential and commercial real estate transactions. He also has experience handling general civil litigation, collections, landlord/tenant, matrimonial, and bankruptcy matters. Mr. Giannantonio is also an Assistant Municipal Prosecutor in Palisades Park, New Jersey. He received his Juris Doctor degree from New York Law School in 1998 and a Bachelor of Arts Degree in Political Science from Boston University in 1994. He is licensed to practice in New Jersey State Courts as well as the United States District Court for the District of New Jersey.

Code of Ethics

      On March 30, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.


Committees

      NuWave does not currently have an audit committee, and the Board of Directors serves this function. The Board of Directors does not have a "financial expert" due to the lack of capital needed to attract a qualified expert.


Section 16(a) Beneficial Ownership

      Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require NuWave's officers and directors, and persons who beneficially own more than ten percent of a registered class of NuWave's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish NuWave with copies.

      Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with and filed timely.

ITEM 10.  EXECUTIVE COMPENSATION

                      COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2004, 2003 and 2002 paid to George D. Kanakis and Gerald Zarin. No other executive officer received compensation exceeding $100,000 during the years ended December 31, 2004, 2003 and 2002. The employment of Mr. Zarin was terminated on September 29, 2003. Mr. Kanakis became our Chief Executive Officer and Principal Financial Officer on September 10, 2003.

                               SUMMARY COMPENSATION TABLE

                                                                         Long Term
                                   Annual Compensation              Compensation Awards
                                   -------------------              -------------------
                                                                  Securities
                                                                  Underlying
                                                        Other       Options
        Name and                                       Annual       (Number     All Other
   Principal Position      Year    Salary    Bonus   Compensation  of Shares)  Compensation
   ------------------      ----    ------    -----   ------------ -----------  ------------
George D. Kanakis,
President and Chief        2004   $   73,00      --      $ 7,500        --          --
Executive Officer          2003   $  12,500      --           --        --          --

Gerald Zarin               2004   $      --      --           --        --          --
Former President and       2003   $ 117,000      --           --        --          --
Chief Executive Officer    2002   $ 155,000  $ 30,000         --        --          --

Note:  Effective June 1, 2004, George D. Kanakis' annual salary was
$125,000.

Note: Gerald Zarin's employment terminated on September 29, 2003. In conjunction therewith, he received 100,000 warrants to purchase NuWave's stock at $1.00 per share. Mr. Zarin surrendered all options upon his resignation during 2003.

     Stock Options

      For the years ended December 31, 2003 and 2004, there were no options granted.

      On January 12, 2003, the former executive officers of NuWave and all employees voluntarily and irrevocably surrendered all options granted to them through that date. As such, no options remain outstanding as of this date. All stock option plans have been terminated.

Directors' Compensation

      Directors who are not employees of NuWave are entitled to a fee of $2,500 per quarter for serving on the Board of Directors. Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors.

     Employment Agreement

      Effective June 1, 2004, NuWave entered into a five-year employment contract with George Kanakis. Pursuant to the contract, Mr. Kanakis is employed as President and Chief Executive Officer at an annual salary of
$125,000 per year, subject to increases at the Board of Directors' discretion. Mr. Kanakis is also entitled to a bonus equal to 12.5% of the net income attributable to each of NuWave's 5 subsidiaries, plus a discretionary bonus as determined by the Board of Directors. Mr. Kanakis is also entitled to 75,000 shares of common stock and options to purchase 100,000 shares of common stock at some future date. NuWave has not yet adopted a stock option plan. Accordingly, no options have been issued to Mr. Kanakis.

      Until September 29, 2003, NuWave had employment agreements with its former President and CEO, Mr. Gerald Zarin and its Chief Financial Officer, Mr. Jeremiah F. O'Brien. These agreements terminated upon the September 29, 2003 resignations of these two former officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT


Beneficial Owners

      The table below is based on information obtained from the persons named therein with respect to the shares of Common Stock beneficially owned, and sets forth, as of April 11, 2005, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director,
(iii) each executive officer and (iv) all directors and executive officers as a group.

                                                          Common Stock
                                                       Beneficially Owned
                                                   ---------------------------
Name/Address                                        Number         Percent(1)
------------                                       -----------   -------------

George Kanakis
1416 Morris Avenue, Suite 207
Union, NJ 07083                                     75,000(3)          3.6%

Gary H. Giannantonio
167 Main St
Hackensack, NJ 07601                                   --               --

All Officers and Directors as a group (2 persons)   75,000(3)          3.6%

Gerald Holland
22 Coult Lane
Old Lyme, CT 06371                                 226,615(2)          9.9%

David Kesselbrenner
c/o Ms. Doree Kesselbrenner, as Custodian,
10 Devenshire Road
Livingston, NJ 07039                               226,615(2)          9.9%

Sarah Kesselbrenner
c/o Ms. Doree Kesselbrenner, as Custodian,
10 Devonshire Road
Livingston, NJ 07039                               226,615(2)          9.9%

Joseph Kesselbrenner
c/o Ms. Doree Kesselbrenner, as Custodian,
10 Devonshire Road
Livingston, NJ 07039                               226,615(2)          9.9%

Louis Kesselbrenner
c/o Ms. Doree Kesselbrenner, as Custodian,
10 Devonshire Road
Livingston, NJ 07039                               226,615(2)          9.9%

Joanna Saporito
668 W. Saddle River Road
Ho-Ho-Kus, NJ 07423                                226,615(2)          9.9%

                                                          Common Stock
                                                       Beneficially Owned
                                                   ---------------------------
Name/Address                                        Number         Percent(1)
------------                                       -----------   -------------

Michael Kesselbrenner
10 Devonshire Road
Livingston, NJ 07039                               226,615(2)          9.9%

Mary-Ellen Viola
294 Long Hill Drive
Short Hills, NJ 07078                              226,615(2)          9.9%

Newbridge Securities Corporation
1451 Cypress Creek Road, Suite 204
Fort Lauderdale, Florida 33309                     111,111             5.4%

____________________________________

      (1) Applicable percentage of ownership is based on 2,062,013 shares of common stock outstanding as of April 11, 2005. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 11, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of NuWave.

      (2) These represent the approximate number of shares underlying convertible debentures at an assumed price of $0.052 per share (i.e., 80% of a recent price $0.065 per share), subject to a ownership limitation of 9.9% contained in the convertible debentures. Because the conversion price will fluctuate based on the market price of our stock, the actual number of shares to be issued upon conversion of the debentures may be higher or lower.

      (3) Includes 75,000 shares granted to Mr. Kanakis in connection with his employment agreement.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Lehigh acquired a parcel of land in New Jersey for $4,950,000 that it intends to develop and then sell. Lehigh based its purchase price on an independent commercial appraisal. This land was acquired from Stone Street Asset Management LLC ("Stone Street"), a Company under common ownership and control as Cornell Capital Partners, LP. In connection with this purchase of land, NuWave incurred debt obligations consisting of a $3,300,000 convertible debenture to Cornell Capital Partners, LP., which was subsequently terminated and replaced with a $3,481,274, including accrued interest of $181,274, non-convertible promissory note on January 26, 2005, $250,000 of convertible debentures to unrelated parties and a $1,400,000 note payable, as amended, to Stone Street, which was subsequently assigned to Cornell Capital Partners, LP on January 26, 2005 (see Notes 5, 7 and 17 to the December 31, 2004 NuWave Consolidated Financial Statements). As a result of Stone Street's relationship with Cornell Capital Partners, LP, NuWave has recorded land at the cost basis recorded by Stone Street of approximately $2,915,000. In
November 2004, Lehigh sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to Michael Kesselbrenner, a current holder of the Company's convertible debentures.

      Effective July 2004, NuWave entered into a five year lease agreement for approximately 3,500 square feet of office tower space in Jersey City, New Jersey. NuWave incurs a net cost of approximately $5,000 per month for this space, when combining the rent and other costs such as utilities, taxes and maintenance. This net cost reflects the benefit of NuWave subleasing approximately  50% of the space to a  subtenant.  NuWave's  obligations  under this lease are guaranteed by Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is the general partner of Cornell Capital Partners, LP, a related party to NuWave.

      At December 31, 2004, NuWave's investment in marketable securities - available-for-sale, represents an investment in the common stock of an affiliate of Cornell Capital Partners, LP.

      Other than as described  above,  none of our officers or directors,  nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 13.  EXHIBITS

      (a) Documents Filed As Part Of This Report:

            See Index to Consolidated Financial Statements attached, which are filed as part of this report.

      (b) Description of exhibits:

Exhibit No.    Description                            Location
-----------    -----------                            --------

3.1     Articles of Incorporation of NuWave    Incorporated by reference to
        (Delaware)                             Exhibit 3.1(a) to Registration
                                               Statement on Form SB-2 filed
                                               with the Securities and
                                               Exchange Commission on April 2,
                                               1996

3.2     Certificate of Amendment to Articles   Incorporated by reference to
        of Incorporation of NuWave (Delaware)  Exhibit 3.1(b) to Registration
                                               Statement on Form SB-2 filed
                                               with the Securities and
                                               Exchange Commission on April 2,
                                               1996

3.3     Certificate of Authority (New Jersey)  Incorporated by reference to
                                               Exhibit 3.1(c) to Registration
                                               Statement on Form SB-2 filed
                                               with the Securities and
                                               Exchange Commission on April 2,
                                               1996

3.4     Amended Certificate of Authority (New  Incorporated by reference to
        Jersey)                                Exhibit 3.1(d) to Registration
                                               Statement on Form SB-2 filed
                                               with the Securities and
                                               Exchange Commission on April 2,
                                               1996

3.5     Certificate of Amendment to Articles   Incorporated by reference to
        of Incorporation of NuWave (Delaware)  Exhibit 3.1(e) to Registration
                                               Statement on Form SB-2 filed
                                               with the Securities and
                                               Exchange Commission on April 2,
                                               1996

3.6     By-Laws of NuWave                      Incorporated by reference to
                                               Exhibit 3.2 to Registration
                                               Statement on Form SB-2 filed
                                               with the Securities and
                                               Exchange Commission on April 2,
                                               1996

4.1     Form of Common Stock Certificate       Incorporated by reference to
                                               Exhibit 4.1 to Amendment No. 2
                                               to Registration Statement on
                                               Form SB-2 filed with the
                                               Securities and Exchange
                                               Commission on July 3, 1996

4.2     Form of Public Warrant Agreement       Incorporated by reference to
        between NuWave, American Stock         Exhibit 4.2 to Amendment No. 1
        Transfer & Trust Company and Rickel &  to Registration Statement on
        Associates, Inc.                       Form SB-2 filed with the
                                               Securities and Exchange
                                               Commission on May 22, 1996

4.3     Form of Public Warrant Certificate     (See Exhibit 4.3 to Amendment
                                               No. 2 to Registration Statement
                                               on Form SB-2 filed with the
                                               Commission on July 3, 1996

4.4     Form of Underwriter's Warrant          Incorporated by reference to
        Agreement (including Warrant           Exhibit 4.4 to Amendment No. 1
        Certificate) between NuWave and        to Registration Statement on
        Rickel & Associates                    Form SB-2 filed with the
                                               Securities and Exchange
                                               Commission on May 22, 1996

10.1    Form of Stock Purchase Agreement,      Incorporated by reference to
        dated as of June 2002, between NuWave  Exhibit 10.45 to Registration
        Technologies, Inc. and certain         Statement on Form SB-2, filed
        investors                              with the Securities and
                                               Exchange Commission on July 11,
                                               2002

Exhibit No.    Description                            Location
-----------    -----------                            --------

10.2    Form of Selling Stockholders           Incorporated by reference to
        Agreement, dated as of July 2002       Exhibit 10.46 to Registration
        among NuWave and the Purchasers.       Statement on Form SB-2, filed
                                               with the Securities and
                                               Exchange Commission on July 11,
                                               2002

10.3    Revolving Line of Credit Secured       Incorporated by reference to
        Demand Promissory Note, dated          Exhibit 10.47 to Registration
        December 10, 2002, to Gerald Zarin by  Statement on SB-2 filed with
        NuWave Technologies, Inc.              the Securities and Exchange
                                               Commission on December 27, 2002

10.4    Agreement with Cornell Capital         Incorporated by reference to
        Partners LP, dated September 10, 2003  Exhibit 10.1 to Form 8-K, filed with the Securities and
                                               Exchange Commission on
                                               September 10, 2003

10.5    Convertible Debenture dated as of      Incorporated by reference to
        December 22, 2003 issued to Cornell    Form 10-KSB filed with the
        Capital Partners, LP                   Securities and Exchange
                                               Commission on April 13, 2004

10.6    Termination Agreement related to the   Incorporated by reference to
        Convertible Debenture dated as of      Form 8-K filed with the
        December 22, 2003 issued to Cornell    Securities and Exchange
        Capital Partners, LP                   Commission on January 26, 2005

10.7    Promissory Note dated January 26,      Incorporated by reference to
        2005, between Cornell Capital          Form 8-K filed with the
        Partners, LP and NuWave                Securities and Exchange
                                               Commission on January 26, 2005

10.8    Secured Note Payable Agreement dated   Incorporated by reference to
        December 22, 2003, between Stone       Form 10-KSB filed with the
        Street Asset Management, LLC and       Securities and Exchange
        NuWave                                 Commission on April 15, 2004

10.9    Form of convertible debenture, dated   Incorporated by reference to
        as of December 2003, between NuWave    Form 10-KSB filed with the
        and certain investors                  Securities and Exchange
                                               Commission on April 15, 2004

10.10   Independent Sales Agent Agreement      Incorporated by reference to
        between Nextgen Associates, Inc. and   Form 10-KSB filed with the
        NuWave dated October 31, 2003          Securities and Exchange
                                               Commission on April 15, 2004

10.111  Termination Agreement related to the   Incorporated by reference to
        Standby Equity Distribution Agreement  Form 8-K filed with the
        dated as of May 2004 between NuWave    Securities and Exchange
        and Cornell Capital Partners, LP       Commission on January 27, 2005

10.12 Standby Equity Distribution Agreement Incorporated by reference to dated January 26, 2005 between NuWave Form 8-K filed with the
        and Cornell Capital Partners, LP       Securities and Exchange
                                               Commission on January 27, 2005

10.13   Placement Agent Agreement dated        Incorporated by reference to
        January 26, 2005 between NuWave,       Form 8-K filed with the
        Newbridge and Cornell Capital          Securities and Exchange
        Partners, LP.                          Commission on January 27, 2005

10.14   Registration Rights Agreement dated    Incorporated by reference to
        January 26, 2005 between NuWave and    Form 8-K filed with the
        Cornell Capital Partners, LP           Securities and Exchange
                                               Commission on January 27, 2005

10.15   Employment Agreement dated June 1,     Incorporated by reference to
        2004 between NuWave and George Kanakis Form SB-2 filed with the
                                               Securities and Exchange
                                               Commission on February 4, 2005

10.16   Agreement of sale between 24 West      Incorporated by reference to
        96th Street Realty Corp. and Lehigh    Form 10-QSB filed with the
        Acquisition Corp dated July 1, 2004    Securities and Exchange
                                               Commission on November 22, 2004

10.17   Convertible Debenture agreement        Incorporated by reference to
        between 24 West 96th Street Realty     Form 10-QSB filed with the
        Corp. and NuWave dated August 20, 2004 Securities and Exchange
                                               Commission on November 22, 2004

Exhibit No.    Description                            Location
-----------    -----------                            --------

10.18   Amended and restated Agreement of      Incorporated by reference to
        sale between 24 West 96th Street       Form 10-QSB filed with the
        Realty Corp. and Lehigh Acquisition    Securities and Exchange
        Corp dated November 10, 2004           Commission on November 22, 2004

10.19   Assignment and Amendment Agreement     Incorporated by reference to
        related to the Secured Note Payable    Form 8-K filed with the
        Agreement dated December 22, 2003,     Securities and Exchange
        between Stone Street Asset             Commission on January 27, 2005
        Management, LLC and NuWave

14.1    Code of Ethics                         Incorporated by reference to
                                               Form 10-KSB filed with the
                                               Securities and Exchange
                                               Commission on April 15, 2004

31.1    Certification of Chief Executive       Provided herewith
        Officer Pursuant to Rule 13a-14(a)

32.1    Certification of the Company's         Provided herewith
        principal financial officer pursuant
        to 18 U.S.C. Section 1350 as adopted
        pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees. The aggregate fees for professional services rendered was approximately $70,000 and $53,500 for the audits of the Company's consolidated annual financial statements for the years ended December 31, 2004 and 2003, respectively, and the reviews of the consolidated financial statements included in the Company's Forms 10-QSB for those years.

      Audit-Related Fees. The aggregate fees billed was $0 in each of the last two years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and not reported under the caption "Audit Fee."

      Tax Fees. The aggregate fees billed by the principal accountant for tax compliance was $5,000 and $3,000 for the fiscal years ended December 31, 2004 and 2003, respectively.

      All Other Fees. Other than the services described above, the aggregate fees for services rendered by the principal accountant was approximately $39,000 for the fiscal years ended December 31, 2004. These fees related to the review of the Company's Registration Statement.

      Audit Committee Policies and Procedures. The Board of Directors performs the duties of an audit committee. The Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor's retention to audit our consolidated financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

      Since May 6, 2003, the effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Weiser LLP (and Marcum & Kliegman LLP through June 30, 2004, the date of their dismissal), has been approved in advance by the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

                                  SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUWAVE TECHNOLOGIES, INC.
                                        (Registrant)



Date: April 13, 2005                      By: /s/ George Kanakis
                                          --------------------------------------
                                          George Kanakis,
                                          President, Chief Executive Officer and
                                          Principal Financial Officer



SIGNATURE                     TITLE                         DATE

/s/ George Kanakis               Director                   April 13, 2005
-----------------------
George Kanakis


/s/ Gary Giannantonio            Director                   April 13, 2005
-----------------------
Gary Giannantonio

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                                          Page(s)
                                                                                          -------
Report of Independent Registered Public Accounting Firm - Weiser LLP                        F-2

Report of Independent Registered Public Accounting Firm - Marcum & Kliegman LLP             F-3

Consolidated Balance Sheet as of December 31, 2004                                          F-4

Consolidated Statements of Operations  and Comprehensive Loss
  for the years ended December 31, 2004 and 2003                                            F-5

Consolidated Statements of Stockholders' Deficiency
  for the years ended December 31, 2004 and 2003                                            F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003     F-7 - F-9

Notes to Consolidated Financial Statements                                              F-10 - F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NuWave Technologies, Inc.


We have audited the accompanying consolidated balance sheet of NuWave Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuWave Technologies, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring net losses, negative cash flows from operations, a net working capital deficiency and a stockholders' deficiency, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Weiser LLP
--------------
Weiser LLP

New York, New York
February 28, 2005

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
NuWave Technologies, Inc.



We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows of NuWave Technologies, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NuWave Technologies, Inc. and Subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying 2003 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a loss during the year ended December 31, 2003 of approximately $790,000 and had, as of December 31, 2003, stockholders' and working capital deficiencies of approximately $1,705,000 and $50,000, respectively, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Marcum & Kliegman LLP
-------------------------
Marcum & Kliegman LLP

April 9, 2004
New York, New York

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                 (In thousands, except share and per share data)


                                               ASSETS

                                                                                       December 31,
                                                                                            2004
                                                                                        --------

Current assets:

     Cash and cash equivalents                                                          $     84
     Marketable securities - available-for-sale                                              256
     Inventory                                                                                 1
     Other current receivables                                                                30
     Deferred tax asset                                                                       50
                                                                                        --------

                     Total current assets                                                    421

Property and equipment, net                                                                   21

Land held for development and sale                                                         2,761
                                                                                        --------

                     Total assets                                                       $  3,203
                                                                                        ========


                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

     Accounts payable, accrued interest and accrued liabilities                         $    122
     Current portion of convertible debentures, net of unamortized
       discount of $50                                                                       335
                                                                                        --------
                     Total current liabilities                                               457

Non-current liabilities:

     Note payable - related party                                                          1,400

     Convertible debentures - related party,
       net of unamortized discount of $694                                                 2,607

     Convertible debentures, net of unamortized discount of $37                              163

     Accrued interest - non-current                                                          247
                                                                                        --------
                     Total non-current liabilities                                         4,417
                                                                                        --------

                     Total liabilities                                                     4,874
                                                                                        --------

Stockholders' deficiency:

     Series A Convertible Preferred Stock, noncumulative,
       $.01 par value; authorized 400,000 shares; none issued                                  -

     Preferred stock, $.01 par value; authorized 1,600,000
       shares; none issued - (preferences and
       rights to be designated by the Board of Directors)                                      -

     Common stock, $.001 par value; authorized 140,000,000 shares;
       2,062,013 shares issued and outstanding                                                 2

     Additional paid-in capital                                                           26,461

     Accumulated other comprehensive income                                                  125

     Accumulated deficit                                                                 (28,259)
                                                                                        --------

                     Total stockholders' deficiency                                       (1,671)
                                                                                        --------

                     Total liabilties and stockholders' deficiency                      $  3,203
                                                                                        ========

The accompanying notes are an integral part of these consolidated financial statements.


                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations and Comprehensive Loss
                 (In thousands, except share and per share data)


                                                            For the Years Ended December 31,
                                                              --------------------------
                                                                 2004           2003
                                                              -----------    -----------
Net sales                                                     $         -    $        20

Cost of sales                                                           -              5
                                                              -----------    -----------
         Gross profit                                                   -             15
                                                              -----------    -----------

Operating expenses:

     General and administrative                                       741            958

     Research and development                                           -            134
                                                              -----------    -----------

         Total operating expenses                                     741          1,092
                                                              -----------    -----------

Loss from operations                                                 (741)        (1,077)
                                                              -----------    -----------

Other income (expense):

    Gain on forgiveness of debt                                        20            347
    Gain on sale of interest in undeveloped land,
      net of expenses of sale of $27                                  850              -
    Interest income                                                     3              -
    Interest expense (including related party interest
        expense $267 in 2004 and $52 in 2003)                        (518)           (55)
                                                              -----------    -----------

Other income, net                                                     355            292
                                                              -----------    -----------

Loss before benefit from (provision for) income taxes                (386)          (785)

Benefit from (provision for) income taxes                              50             (5)
                                                              -----------    -----------

Net loss                                                             (336)          (790)

Deemed dividend - Redemption premium on
convertible preferred stock                                             -            (19)
                                                              -----------    -----------

Net loss applicable to common stockholders                    $      (336)   $      (809)
                                                              ===========    ===========

Basic and diluted net loss per common share:
Weighted average number of
    common shares outstanding                                   1,986,640      1,455,365
                                                              ===========    ===========

         Basic and diluted net loss per common share          $     (0.17)   $     (0.56)
                                                              ===========    ===========

Comprehensive loss:

Net loss                                                      $      (336)   $      (809)

Other comprehensive income net of income taxes:

Unrealized gain on marketable securities                              125              -
                                                              -----------    -----------
Comprehensive loss                                            $      (211)   $      (809)
                                                              ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Deficiency
                 (In thousands, except share and per share data)


                                                        Convertible
                                   Common stock      preferred stock  Additional                 Accumulated         Total
                             ---------------------- -----------------   paid-in  Accumulated other comprehensive  stockholders'
                                 Shares     Amount   Shares    Amount   capital    deficit         income          deficiency
                             ------------- -------- --------  -------- ---------  ---------  --------------------  -----------

Balance, January 1, 2003           507,734 $      1        -  $      - $  26,927  $ (27,114) $                  -  $      (186)

Common shares issued under the
   equity line of credit for
   repayment of notes payable,
   net of costs                  1,151,490        1        -         -       272          -                     -          273

Proceeds from issuance of
   common stock under Equity
   Line of Credit                  191,678        -        -         -        39          -                     -           39

Common shares issued for
   services                         25,000        -        -         -         5          -                     -            5

Proceeds from issuance of
   convertible preferred stock           -        -   67,000         1        66          -                     -           67

Warrants issued for services             -        -        -         -        22          -                     -           22

Redemption of convertible
   preferred stock                       -        -  (67,000)       (1)      (66)       (19)                    -          (86)

Recording of convertible debt
   discount                              -        -        -         -       986          -                     -          986


Adjustment to record acquired land
   at the seller's historical cost
   basis (Note 5)                        -        -        -         -    (2,035)         -                     -       (2,035)

Net loss                                 -        -        -         -         -       (790)                    -         (790)
                             ------------- -------- --------  -------- ---------  ---------  --------------------  -----------
Balance, December 31, 2003       1,875,902 $      2        -  $      - $  26,216  $ (27,923) $                  -  $    (1,705)

Recording of convertible debt
   discount                              -        -        -         -       630          -                     -          630

Reacquisition of beneficial
   conversion feature on
   convertible debentures                -        -        -         -      (529)         -                     -         (529)

Common shares issued for
   services                        111,111        -        -         -        10          -                     -           10

Common shares issued for
   compensation                     75,000        -        -         -         8          -                     -            8

Forgiveness of debt - related party      -        -        -         -       126          -                     -          126

Net unrealized gain on                                                                                                   -
   marketable securities                 -        -        -         -         -          -                   125          125

Net loss                                 -        -        -         -         -       (336)                    -         (336)
                             ------------- -------- --------  -------- ---------  ---------  --------------------  -----------
Balance , December 31, 2004      2,062,013 $      2        -  $      - $  26,461  $ (28,259) $                125  $    (1,671)
                             ============= ======== ========  ======== =========  =========  ====================  ===========

The accompanying notes are an integral part of these consolidated financial statements.


            NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                (In thousands, except share data)

                                                                     For the Years Ended December 31,
                                                                     -------------------------------
                                                                         2004           2003
                                                                     -------------  --------------

Cash flows from operating activities:

      Net loss                                                       $       (336)  $        (790)
                                                                     -------------  --------------

          Adjustments to reconcile net loss to net cash used in operating activities:

              Provision for bad debt expense                                    -              11

              Provision for deferred income taxes                               -               5

              Depreciation                                                      5              42

              Gain on sale of interest in land held for
                development and sale                                         (850)              -

              Amortization of debt discount, including
                 related party amounts of $102 in 2004 and $9 in 2003         230              11

              Issuance of stock and warrants for consulting services
                and compensation                                               18              27

              Gain on forgiveness of debt                                     (20)           (347)

          (Increase) decrease in operating assets:

              Inventory                                                         -              24

              Other current receivables                                       (30)              -

              Prepaid expenses and other current assets                         -             159

              Other assets                                                      -              20

              Deferred tax asset                                              175               -

          Increase (decrease) in operating liabilities:

              Accounts payable, accrued interest and accrued liabilities including related party accrued interest of $66 in
                  2004 and $29 in 2003                                        147             (20)
                                                                     -------------  --------------

                  Total adjustments                                          (325)            (68)
                                                                     -------------  --------------

                  Net cash used in operating activities                      (661)           (858)
                                                                     -------------  --------------

Cash flows from investing activities:

      Purchase of marketable securities                                      (131)              -

      Purchase of property and equipment                                      (22)              -

      Land acquisition and land development costs                            (159)            (55)

      Proceeds from sale of land, net of $27 of expenses                      (27)              -

      Proceeds from sale of equipment                                           -               1
                                                                     -------------  --------------

                  Net cash used in investing activities              $       (339)  $         (54)
                                                                     -------------  --------------
                                   (continued)

The accompanying notes are an integral part of these consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        (In thousands except share data)

                                                                 For the Years Ended December 31,
                                                               ---------------------------------
                                                                   2004               2003
                                                               --------------    ---------------
Cash flows from financing activities:

      Proceeds from issuance of notes payable - related party              -                557

      Proceeds from issuance of common stock
        under Equity Line of Credit                                        -                 39

      Proceeds from issuance of convertible debentures                 2,244                395

      Proceeds from issuance of convertible preferred stock                -                 67

      Repayment of note payable to officer/stockholder                     -               (115)

      Repayment of notes payable - related party                        (460)                 -

      Repayment of convertible debentures                               (619)                 -

      Repayment of convertible debenture - related party                (200)

      Redemption of convertible preferred stock (inclusive of
          redemption premium of $19)                                       -                (86)
                                                               --------------    ---------------

          Net cash provided by financing activities                      965                857
                                                               --------------    ---------------

Net decrease in cash and cash equivalents                                (35)               (55)

Cash and cash equivalents - beginning of the year                        119                174
                                                               --------------    ---------------


Cash and cash equivalents - end of the year                    $          84     $          119
                                                               ==============    ===============

                                   (continued)

The accompanying notes are an integral part of these consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        (In thousands except share data)

                                                                 For the Years Ended December 31,
                                                               ---------------------------------
                                                                   2004               2003
                                                               --------------    ---------------

Supplemental disclosure of cash flow information:

      Cash paid during the year for interest                   $          105    $            25
                                                               ==============    ===============

Supplemental disclosures of non-cash investing and financing activities:

      Recording of debt discount                               $          630    $           986
                                                               ==============    ===============

      Issuance of 1,151,490 shares of common stock
      during 2003 in settlement of notes payable               $            -    $           273
                                                               ==============    ===============

      On December 22, 2003, the Company
      acquired a parcel of land through the
      assumption of debt as follows:
          Land held for development and sale                   $            -    $         2,915
          Note payable - Related party - Stone Street
              Asset Management , LLC                                        -             (1,400)
          Convertible debenture - Related party - Cornell
              Capital Partners, LP                                          -             (3,300)
          Convertible debentures                                            -               (250)
                                                               --------------    ---------------
          Additional paid-in capital - adjustment
            to record acquired land at the seller's historical
            cost basis                                         $            -    $        (2,035)
                                                               ==============    ===============

      Recording of interest payable and amortization of
         debt discount that is capitalized as an addition to
         the cost of the land held for development and sale    $          273    $             -
                                                               ==============    ===============

      Gain on related party forgiveness of debt credited
         to additional paid-in capital                         $          126    $             -
                                                               ==============    ===============

      Sale of a 20% interest in its
         land held for development and sale
         through the partial redemption of a convertible
         debenture                                             $        1,427    $             -
                                                               ==============    ===============


      Reacquisition of beneficial conversion
        feature upon early extinguishment of debt              $         (529)   $             -
                                                               ==============    ===============

The accompanying notes are an integral part of these consolidated financial statements.


                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Nature of Operations

         NuWave Technologies, Inc. ("NuWave") was incorporated in Delaware on July 17, 1995. On October 20, 2003, NuWave formed Lehigh Acquisition Corp ("Lehigh") and during January and February 2004, NuWave formed NuWave Acquisition Corp. ("NuWave Acquisition"), Harwood Acquisition Corp. ("Harwood"), WH Acquisition Corp. ("WH Acquisition") and JK Acquisition Corp. ("JK Acquisition") (collectively, the "Company"). Since its inception, NuWave has operated as a technology company, focusing on technology related to enhancing image and video output. NuWave continues to market its proprietary video-enhancement technology. During November, 2003, through Lehigh, NuWave entered the land development business. On December 22, 2003, Lehigh purchased a parcel of land from a related entity and intends to develop and sell residential units. Through WH Acquisition, in April 2004, NuWave acquired land and building that it intends to develop and then sell. In November 2004, through Lehigh, NuWave sold a 20% interest in its parcel of land held for development and sale.

2.       Going Concern and Management's Plans

         Over the last two years, the Company's annual sales have declined from approximately $20,000 to $0 for each of the years 2003 and 2004, respectively, as the Company has had difficulty securing buyers for its technology products in a very competitive environment and that there have yet to be revenues from the sale of developed real estate properties. The Company has incurred annual net losses of approximately $790,000 and $336,000 in 2003 and 2004, respectively, resulting in a stockholders deficiency of approximately $1,671,000 at December 31, 2004, which raise substantial doubt about the Company's ability to continue as a going concern.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Going Concern and Management's Plans - continued

         Management has taken a number of actions to lower costs and to improve the Company's liquidity. The Company has substantially reduced its cash flow requirements through significant reductions in payroll and various other operating expenses. During August 2004, the Company has raised approximately $1,784,000 through the issuance of a convertible debenture related to the Company's land held for development and sale. In November 2004, this convertible debenture was terminated and rescinded and approximately $1,427,000 of this amount was retained by the Company and was applied toward the sale of an interest in the Company's land held for development and sale (see Note 5). In November 2004, approximately $298,000 from the proceeds of this terminated convertible debenture were refunded to the holder. The net proceeds from this convertible debenture of $1,129,000 have provided cash flows for operating expenses and for the repayment of certain obligations. During September 2004 the Company applied approximately $460,000 of these funds to pay off in full certain obligations to a related party, Cornell Capital Partners, L.P. ("Cornell") totaling $484,000. In addition, during September 2004 the Company paid off convertible debenture obligations to Cornell and others with a face value of $200,000 and $320,000, respectively. Although it continues to find it difficult to generate revenues, the Company intends to remain in the technology business.

         In addition, management's plans include the raising of cash through the issuance of debt or equity although there are no assurances that the Company will be successful. The Company continues to require funding by and the financial support of Cornell. In January 2005, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell (see Note 9).

         On February 14, 2005, the Company filed an amended Form SB-2 Registration Statement, with the Securities and Exchange Commission, seeking to register 130,690,033 shares of its common stock, including 120,122,191 shares of common stock to be sold by Cornell pursuant to the SEDA. On February 14, 2005, the Securities and Exchange Commission declared the registration statement effective.

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

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of NuWave and its wholly-owned subsidiaries Lehigh, NuWave Acquisition, Harwood, WH Acquisition and JK Acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Marketable Securities

         The Company evaluates its investment policies and the appropriate classification of securities at the time of purchase consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at each consolidated balance sheet date and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' deficiency under the caption "Accumulated Other Comprehensive Income." Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and dividend income.

         The following is a summary of marketable securities at December 31, 2004:

                                                         Gross
                                                       Unrealized       Estimated
                                         Cost             Gains         Fair Value
                                         ----             -----         ----------
         Available-for-sale equity
         securities                     $131,000         $125,000        $256,000
                                        ========        =========        ========

         Proceeds from sales of available-for-sale securities were $0 in 2004. Purchases of available-for-sale securities were $131,000 in 2004. There were no sales of available-for-sale securities during the year ended December 31, 2004. The available-for-sale securities consist of shares of common stock of an affiliate of Cornell.

         Inventory

         Inventory consists of purchased components and supplies, and is stated at the lower of cost determined on the first-in, first-out method or market.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Summary of Significant Accounting Policies - continued

         Property and Equipment

         Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is determined using the straight-line method over their estimated useful lives, generally three to seven years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations.

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

         Revenue Recognition

         Revenues from sales of real estate are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. Revenue from technology products is recorded when orders are shipped and the Company has no further involvement with the product.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Summary of Significant Accounting Policies, continued

         Research and Development Costs

         Research and development costs are charged to expense as incurred. There were no research and development costs incurred during the year ended December 31, 2004. During the year ended December 31, 2003, the Company incurred approximately $134,000 in research and development costs.

         Income Taxes

         The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Stock-Based Compensation

         On December 31, 2003, the Company terminated its two stock-based employee compensation plans (see Note 9). As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion
("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For the years ended December 31, 2004 and 2003 the effect on net loss had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation was not material. Accordingly, there are no differences between basic and diluted net loss per share as reported and pro forma net loss.

         On June 1, 2004, the Company granted 75,000 shares of stock to its President and Chief Executive Officer ("CEO") under his employment agreement and recorded an earnings charge of $7,500 (see Note 9).

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Summary of Significant Accounting Policies, continued

         Loss per Share

         The Company follows SFAS No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the years ended December 31, 2004 and 2003, potential common shares amount to approximately 76,988,651 and 35,441,444, respectively, and have not been included in the computation of diluted loss per share since the effect would be antidilutive. Conversion of all convertible debentures was based upon a conversion price of $0.052 and $0.112 per share at December 31, 2004 and 2003, respectively.

         Concentration of Credit Risk - Cash

         The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits at times throughout the year. At December 31, 2004, the Company had cash on deposit that was within federally insured limits.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Summary of Significant Accounting Policies, continued

         Fair Value of Financial Instruments

         The consolidated financial statements include various estimated fair value information at December 31, 2004 and 2003, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that statement and does not purport to represent the aggregate net fair value to the Company.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                  Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

                  Marketable securities - available-for-sale: The fair value is estimated based upon quoted market prices for these investments.

                  Other receivables: The carrying amount approximates fair value because of the short-term maturity of those instruments.

                  Accounts  payable,  accrued interest and accrued  liabilities:
         The carrying amounts approximate fair value because of the short maturity of those instruments.

                  Notes payable and convertible debentures: The carrying amounts of notes payable and convertible debentures approximate fair value due to the length of the maturities, and/or due to the interest rates not being significantly different from the current market rates available to the Company.

         Effect of Recent Accounting Pronouncements

         In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46R "Consolidation of Variable Interest Entities." FIN 46R, which sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Summary of Significant Accounting Policies, continued

         Effect of Recent Accounting Pronouncements, continued

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

         In December 2004, the FASB issued SFAS No.123R, "Share-Based Payment" (SFAS No. 123R). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123R will be effective for quarterly periods beginning after December 15, 2005. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  on
Nonmonetary Assets - An Amendment of APB Option No. 29, Accounting for Nonmonetary Transactions" (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of an exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

4.       Property and Equipment

         Property and equipment consist of the following:

                                           Estimated          December 31,
                                       -----------------          2004
                                        Useful Lives in       ------------
                                             Years
Furniture and fixtures                         7              $   14,000
Computer equipment                             5                 234,000
Equipment                                      5                 100,000
                                                              ------------
                                                              $  348,000
   Less: accumulated depreciation                                327,000
                                                              ------------
                                                              $   21,000
                                                              ============

         Depreciation expense on property and equipment for the years ended December 31, 2004 and 2003 amounted to approximately $5,000 and $42,000, respectively.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Land Held for Development and Sale

         During April 2004, WH Acquisition Corp. purchased real estate property consisting of land and a residential building in Jersey City, New Jersey for a total purchase price of $122,000. The purchase was paid with $113,000 in cash and $9,000 in the application of a deposit. The Company intends to redevelop and then sell this property

         On December 22, 2003, Lehigh acquired a parcel of land in New Jersey for $4,950,000 that it intends to develop and then sell. This land was acquired from Stone Street Asset Management LLC ("Stone Street"), a company under common control with Cornell. In connection with this purchase of land, the Company incurred debt obligations consisting of a $3,300,000 convertible debenture to Cornell, which was subsequently terminated and replaced with a $3,481,274, non-convertible promissory note, which includes accrued interest of $181,274, on January 26, 2005, $250,000 of convertible debentures to unrelated parties and a $1,400,000 secured note payable to Stone Street (see Note 7). As a result of Stone Street's relationship with Cornell, and Cornell's relationship with the Company (see Note 7), the Company has recorded the land at the historical cost basis as recorded by Stone Street of approximately $2,915,000 in accordance with accounting rules regarding transfer of non-monetary assets. The difference of $2,035,000 between the fair value of the land as determined by an independent appraiser and the carryover cost basis of land from Stone Street has been recorded as an adjustment to additional paid-in capital.

         During the years ended December 31, 2004 and 2003, the Company capitalized approximately $273,000 and $0 of interest relating to the financing costs incurred for the portion of Lehigh land that was capitalized in December 2003 and $37,000 and $12,000 in legal fees, respectively.

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

         The Company sold a 20% fee simple interest in its land held for development and sale as a tenant in common to an entity which is a related party to Michael Kesselbrenner, a current holder of the Company's convertible debentures ("Investor") and received cash proceeds of approximately $1,784,000.

         The Company may reacquire an interest in the property ("Company's Option"). At any time after closing and upon 15 days advance written notice, the Company may repurchase all or a portion of the interest sold at a purchase price computed at 120% of the price, or portion thereof, paid by the Investor on the effective date.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Land Held for Development and Sale, continued

         Termination and Rescission of July 2004 Agreement of Sale and August 2004 Convertible Debenture and Recognition of the Sale of an Interest in Land Held for Development and Sale, continued

         The Investor, at any time after closing and upon 15 days advance written notice, may sell back to the Company all or any portion of its interest in the property ("Investor's Option"). The Investor may sell this property back to the Company through exercise rights under a convertible debenture agreement, discussed below. The Investor's Option expired on August 1, 2007, and shall thereupon be exercised automatically for any portion of the property interest not already reacquired by the Company.

         In addition, the Investor has provided the Company with a right of first offer to reacquire the Company's interest in the property. If, at any time prior to August 1, 2007, the Investor wished to sell its interest to a third party, it must first notify the Company. Upon such notice, the Company may, within 30 days, repurchase all of the remaining property interest for a price equal to a pro-rata portion of the original price paid by the Investor at the effective date ($1,784,000). If the Company fails to exercise this offer within the 30 day period, then the Investor shall be allowed 90 days in which to sell all of its interests in the property to a third party.

         In conjunction with this transaction, the Company issued a convertible debenture in favor of the Investor for approximately $1,784,000. This convertible debenture was to bear interest from July 14, 2004 at 10% per annum, with the interest payable monthly, starting September 1, 2004. This convertible debenture was to mature on August 1, 2007.

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

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Land Held for Development and Sale, continued

         Termination and Rescission of July 2004 Agreement of Sale and August 2004 Convertible Debenture and Recognition of the Sale of an Interest in Land Held for Development and Sale, continued

         The Company's reacquisition of its interests in the property under the terms of the rights of first offer, as described above, represented a satisfaction of its obligations at face value under the convertible debenture.

         Upon the Investor's sale of the property to a third party under the terms of the rights of first offer, as described above, all obligations of the Company under the convertible debenture shall immediately terminate.

         In accordance with the provisions a SFAS No. 66, "Accounting for Sales of Real Estate," the Company has accounted for this transaction as a financing transaction. Under the provisions of SFAS No. 66, when the seller has an obligation to repurchase the property, or the terms of the transaction allow the buyer to compel the seller to repurchase the property or interest, then the transaction shall be accounted for as a financing transaction, rather than a sale. Under the terms of this transaction, the Investor's Option required the Investor to sell the property back to the Company. This sale back to the Company would have been satisfied through the conversion of the Investor's interest under the convertible debenture into the Company's common stock.

         Upon the Investor's sale of the property interest to a third party under the terms of the rights of first offer, as described above, this financing transaction shall be deemed to have terminated and the Company shall thereupon account for the proceeds received as a sale of its interest in the property, with any gain or loss on such sale to be recognized accordingly at that time.

         During November 2004, the July 2004 Agreement of Sale and the August 2004 Convertible Debenture were rescinded and terminated pursuant to an Amended and Restated Agreement of Sale. Under this Amended and Restated Agreement of Sale, for a selling price of approximately $1,427,000, the Company has sold a 20% fee simple interest in certain of its land held for development and sale as a tenant in common to an entity which is a related party to Michael Kesselbrenner, a current holder of the Company's convertible debentures. The Company has applied the $1,427,000 sale amount against the proceeds from the convertible debenture. On November 29, 2004, the Company paid approximately $326,000 to the buyer, representing approximately $28,000 in accrued interest and $298,000 in refunded proceeds.

         During November 2004, the Company recorded a total net gain of $850,000 on the sale of the 20% interest in the land held for development and sale, with such gain having been offset by approximately $27,000 representing the legal and filing expenses of the sale.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       Accounts Payable, Accrued Interest and Accrued Liabilities

         Accounts payable, accrued interest and accrued liabilities consist of the following:

                                                             December 31,
                                                                 2004
                                                             -------------
Accounting and legal fees                                    $     76,000
Accrued interest - related parties                                241,000
Accrued interest                                                   26,000
Consulting fees                                                    11,000
Miscellaneous                                                      15,000
                                                             ------------
   Total                                                     $    369,000
Less - current portion                                            122,000
                                                             ------------
Accrued interest - non-current portion                       $    247,000
                                                             ============

7.       Notes Payable and Convertible Debentures

         Note Payable Officer/Stockholder

         On December 10, 2002, the Company entered into a 60 day Revolving Line of Credit and Secured Promissory Note with the Company's former CEO and stockholder. Under the terms of the agreement, the former CEO agreed to lend the Company, as needed for working capital requirements, up to $230,000. At December 31, 2002, there was an outstanding balance of $115,000, which was repaid on January 2, 2003.

         Notes Payable - Related Party

         Effective upon September 29, 2003, Cornell became a related party (see below).

         The Company received loans ("Loans") aggregating $357,000 during the year ended December 31, 2003. The Company repaid certain of these Loans in the amount of $273,000 during the year ended December 31, 2003 from the proceeds received under the Equity Line of Credit through the issuance of 1,151,490 shares of the Company's common stock (see Note 9). The common stock issued to repay these notes were issued at a 3% discount. These Loans were non-interest bearing during their terms, which ranged from 90 days to 180 days.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Notes Payable and Convertible Debentures, continued

         Notes Payable - Related Party, continued

         The balance of these Equity Line Loans as of September 2003, totaling $284,000, were not repaid within their term and were in default. During September 2003, the Company entered into an Agreement with Cornell to settle the default on these loans. The Agreement provided for the following:

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

         o Cornell would provide additional capital to the Company and assist in identifying new businesses for the Company's growth. Cornell agreed to maintain the Company's public filings and status. The Company's CEO and Chairman of the Board of Directors, and Chief Financial Officer ("CFO"), agreed to resign their positions with the Company, and as such, their employment agreements terminated at the same time. The CEO and CFO received a settlement consisting of cash and warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share (see Note 9). The Company's Board of Directors appointed a nominee to its Board of Directors, selected by Cornell. Upon such appointment, the Company's existing Board members resigned. As of December 31, 2004, the Company's Board of Directors consists of two directors, one of which is the director nominee appointed by Cornell.

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

         While in default and through the extended maturity date, the $284,000 of Equity Line Loans and the $200,000 loan accrued interest from the default dates at a rate of 24% per annum. Interest expense on these loans from Cornell for the years ended December 31, 2004 and 2003 was approximately $69,000 and $46,000, respectively.

         At December 31, 2003, accrued interest on these loans due to Cornell included in accounts payable, accrued interest and accrued liabilities on the accompanying consolidated balance sheet was approximately $23,000.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Notes Payable and Convertible Debentures

         Notes Payable - Related Party

         On September 10, 2004, the Company repaid in full the $484,000 balance of the notes payable - related party, and related accrued interest of
approximately   $93,000,  for  the  net  sum  of  $460,000.   Such  forgiveness,
aggregating approximately $117,000 has been recorded as an addition to additional paid-in capital. Funds for this repayment were provided through the proceeds received from the convertible debenture related to the land held for development and sale (see Note 5).


         Convertible Debentures

         During November 2004, NuWave redeemed a convertible debenture with a face amount of $250,000 for approximately $287,000, including a redemption premium of $25,000 and accrued interest through redemption of approximately $12,000. Upon early redemption, the Company incurred a charge to additional paid in capital of approximately $83,000 to reacquire the related beneficial convertible feature of the convertible debenture instrument and a gain on early extinguishment of debt of approximately $20,000 representing the amortization from inception of the beneficial conversion feature.

         During October 2004, NuWave issued a $100,000 convertible debenture. This debenture bears interest at a rate of 5% per annum, with interest due at maturity or upon conversion. This debenture matures in October 2006. NuWave has recorded a debt discount of $25,000 at issuance of this convertible debenture to reflect the value of the beneficial conversion feature related to the convertible debenture. Accordingly, NuWave has recorded the value of the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount is being amortized over the term of the related debenture, which is 24 months, and such amortization is recorded as interest expense on the consolidated statement of operations. At the option of NuWave, upon the maturity date, this convertible debenture and accrued interest may be converted into NuWave's Common Stock. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price, or (b) 80% of the lowest closing bid price for the five days immediately preceding the conversion date. In addition, NuWave may redeem, with 15 days advance notice, a portion or all of this outstanding debenture at 110% of the dollar value of the amount redeemed plus accrued interest.


         During August 2004, the Company raised approximately $1,784,000 through the issuance of a convertible debenture to a party related to a current convertible debenture holder. This debenture bears interest at 10% per annum, with interest payable monthly and is secured through an interest in the land held for development and sale. This debenture was to mature in August 2007.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Notes Payable and Convertible Debentures, continued

         Convertible Debentures, continued

         For the convertible debenture issued in August 2004, at the option of the holder or the Company, at any time, this convertible debenture could have been converted into the Company's Common Stock. The value of principal and accrued interest was convertible at the per share price equal to the lesser of
(a) 120% of the closing bid price at August 20, 2004, or (b) 80% of the lowest closing bid price for the five days immediately preceding the conversion date. In connection with the issuance of this convertible debenture the Company transferred a 20% fee simple interest in its land held for development and sale. In addition, the Company and the transferee each had the option to effectively void all or a portion of the transfer. In the event that neither option was exercised within three years, the 20% fee simple interest would revert to the Company upon settlement of the convertible debenture. This convertible debenture was terminated and rescinded during November 2004.

         Upon the issuance of the convertible debenture issued in August 2004, the Company has recorded a debt discount of $446,000. This debt discount was recorded to reflect the value of the beneficial conversion feature related to the convertible debenture. Accordingly, the Company has recorded the value of the beneficial conversion feature as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount was being amortized over the term of the related debenture, which was 36 months, and amortization of such discount was recorded as interest expense on the accompanying consolidated statement of operations.

         During November 2004, the Company sold a 20% fee simple interest in certain of its land held for development and sale to the holder of this convertible debenture and has applied $1,427,000 of the sale amount against the proceeds from the convertible debenture. On November 29, 2004, the Company paid approximately $326,000 to the buyer, representing approximately $28,000 in accrued interest and $298,000 in refunded proceeds.

         During November 2004, the Company recorded a total net gain of $850,000 on the sale of the 20% interest in the land held for development and sale, with such gain having been offset by approximately $27,000 representing the legal and filing expenses of the sale (see Note 5).

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

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Notes Payable and Convertible Debentures, continued

         Convertible Debentures, continued

         During June 2004, the Company raised $250,000 through the issuance of a convertible debenture to an unrelated party. This debenture bears interest at 10% per annum, with interest due at maturity or upon conversion. This debenture matures in June 2006 and during November 2004 was redeemed in full. During January 2004, the Company raised $110,000 through the issuance of convertible debentures to two unrelated parties. These debentures bear interest at a rate of 5% per annum, with interest due at maturity or upon conversion. These debentures mature in January 2006.

         For the convertible debenture issued in June 2004, at the option of the Company, upon the maturity date, this convertible debenture and accrued interest may be converted into the Company's common stock. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into the Company's common stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price at April 26, 2004, or (b) 75% of the lowest closing bid price for the five days immediately preceding the conversion date. In addition, the Company may redeem, with 15 days advance notice, a portion or all of these outstanding debentures at 125% of the dollar value of the amount redeemed plus accrued interest.

         For the convertible debentures issued in January 2004, at the option of the Company, upon the maturity date, these convertible debentures and accrued interest may be converted into the Company's common stock. At the option of the holder, at any time prior to maturity, any portion of these convertible debentures may be converted into the Company's common stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) 120% of the closing bid price, or (b) 80% of the lowest daily volume weighted average price for the five days immediately preceding the conversion date. In addition, the Company may redeem, with 15 days advance notice, a portion or all of these outstanding debentures at 110% of the dollar value of the amount redeemed plus accrued interest.

         Upon the issuance of the convertible debentures issued in June 2004 and January 2004, the Company has recorded debt discounts of $83,000 and $27,000, respectively. These debt discounts are recorded to reflect the value of the beneficial conversion feature related to the convertible debentures. Accordingly, the Company has recorded the value of the beneficial conversion features as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital. This debt discount is being amortized over the term of the related debentures, which is 24 months, and amortization of such discounts were recorded as interest expense on the accompanying consolidated statement of operations.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Notes Payable and Convertible Debentures, continued

         Convertible Debentures, continued

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

         For all of its convertible debentures, the Company has recorded debt discounts of $581,000 and $986,000, with amounts related to convertible debentures issued to Cornell of $0 and $875,000, during the years ended December 31, 2004 and 2003, respectively, at issuance of these convertible debentures to reflect the value of the beneficial conversion feature related to the convertible debentures. In addition, the Company has recorded a debt discount of approximately $49,000 related to the accrual of the beneficial conversion feature of accrued interest paid in kind, eligible for conversion, during the year ended December 31, 2004, with an amount of $42,000 related to interest accrued related to Cornell. Accordingly, the Company has recorded the value of the beneficial conversion features as a reduction to the carrying amount of the convertible debt and as an addition to additional paid-in capital.

         The Company is amortizing the debt discount over the term of the related debentures which range from 24 months to 60 months. The Company has recorded as interest expense on the accompanying consolidated statement of operations the amortization of debt discounts of approximately $230,000 and $11,000, of which approximately $104,000 and $9,000 relate to convertible debentures issued to Cornell, during the year ended December 31, 2004 and 2003, respectively.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Notes Payable and Convertible Debentures, continued

         Note Payable - Related Party

         On December 22, 2003, Lehigh issued a secured note for $1,400,000 to Stone Street in conjunction with its purchase of land in New Jersey (see Note
5). As issued, the note provided for the payment of sixty equal monthly installments of principal and interest of $27,741 beginning on January 1, 2005, maturing on January 10, 2010 and secured through a second mortgage on the land. The note bears interest at a rate of 5% per annum. On January 26, 2005, Stone Street assigned its rights under this note to Cornell (see Note 17). In addition, interest and principal payments have been deferred for one year. Accordingly, as amended, monthly payments of approximately $36,000 will begin on January 1, 2006, while maintaining the same maturity date. The accrued interest of approximately $70,000 and the full principal balance for this obligation, accordingly, are classified as non-current obligations on the consolidated balance sheet at December 31, 2004.

         Aggregate annual maturities of notes payable - related party and convertible debentures - related party and other, at December 31, 2004 are as follows:

        Year Ending December 31,                                        Amount
        ------------------------                                        ------

                2005                                                 $ 385,000
                2006                                                   524,000
                2007                                                   341,000
                2008                                                 3,658,000
                2009                                                   378,000
                                                                     ---------

        Total note payable - related  party -
        and convertible  debentures - related
        party and other
                                                                     5,286,000
        Less: unamortized debt discount                                781,000
                                                                     ---------
        Total notes  payable - related  party
        and convertible  debentures - related
        party and other, net                                        $4,505,000
                                                                    ==========

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       Accrued Interest

         The Company accrues interest payable on all of its debt obligations. For the convertible debentures - related party and the other convertible debentures, the interest is payable at maturity or redemption, if earlier, and such interest may be converted into the Company's common stock upon the conversion of the convertible debentures. Accrued interest on convertible debentures due before December 31, 2005 of approximately $20,000 are classified as current, with the accrued interest on the remaining obligations, of approximately $175,000, classified as non-current on the consolidated balance sheet at December 31, 2004.

         Under the terms of the amended note payable - related party, the Company accrues interest from the date of issue, December 22, 2003, through December 31, 2005. Pursuant to the terms of the amended note, the interest that accrues through December 31, 2005 will be capitalized to the balance of the note and then will be repaid in 48 equal installments of $35,546 per month, including interest at 5% per annum, which will fully repay the outstanding obligations under the note by January 2010 (see Note 7).

9.       Stockholders' Deficiency

         Convertible Preferred Stock

         During May 2003, the Company entered into a Securities Purchase Agreement with several independent buyers whereby the Company issued and sold to the buyers 67,000 shares of Series A Preferred Stock at $1.00 per share. The buyers were entitled, at their option, to convert the Series A Preferred Stock into shares of the Company's Common Stock at any time commencing after May 1, 2004 at an adjusted conversion price of $0.05 per share. Any unconverted shares as of May 1, 2005 would automatically convert into shares of the Company's Common Stock at an adjusted conversion price of $0.05 per share. The Company had the right to redeem the outstanding Preferred Stock upon 30 days written notice at a redemption price of 150% of the subscription amount plus interest on the purchase price of 24%. If the Company chose to redeem a part, but not all, of the Series A Preferred Stock, the Company could redeem a pro rata amount from each holder of the Series A Preferred Stock. The preferred stock was redeemed by the Company in October 2003 for a total redemption price of $86,400. The $19,400 excess of the amount of the redemption over the amount of the original issue has been recorded as a deemed dividend - redemption premium on convertible preferred stock.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Stockholders' Deficiency, continued

         Common Stock and Warrants

         In  May  2004,  NuWave  entered  into  a  Standby  Equity  Distribution
Agreement (the "2004 Agreement") with Cornell which was terminated during January 2005 and the Company entered into a new SEDA with Cornell on January 26, 2005 with substantially the same terms as the 2004 Agreement. Pursuant to the new SEDA, the Company may, at its discretion, periodically sell to Cornell registered shares of the Company's common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the SEDA, Cornell will pay NuWave 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain a fee of 10% of each advance under the SEDA. Pursuant to the terms of this SEDA, the Company is restricted from raising capital from the sale of securities at a price less than the market price of the Company's common stock on the date of issuance or granting additional security interests in the Company's assets. On February 14, 2005, the Company completed its registration of 120,122,191 shares of common stock in conjunction with this SEDA. On May 25, 2004, the Company issued 111,111 shares to the placement agent engaged in association with this agreement, and recorded an earnings charge of $10,000. During August 2004, the Company paid Yorkville Advisors, an affiliate of Cornell, a fee of $14,000, recorded as a general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2004, for advisory services in connection with NuWave's preparation of its Form SB-2 Registration Statement.

         The amount of each advance is limited to a maximum draw down of $1,000,000 every 7 trading days up to a maximum of $4,000,000 in any 30-day period. The amount available under the SEDA is not dependent on the price or volume of the Company's common stock. The Company's ability to request advances is conditioned upon the Company having enough shares of common stock registered pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. In addition, the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 9.9% of the Company's outstanding common stock.

         On June 1, 2004, the Company issued 75,000 shares of common stock to Mr. Kanakis, its President and CEO, in accordance with the terms of his employment agreement. Compensation costs related to issuance of these shares for the year ended December 31, 2004 included in the consolidated statement of operations amounted to $7,500 (see Note 13).

         On July 21, 2003, the Company's Board of Directors declared effective a reverse split of the Company's common shares in the ratio of 1-to-50 as voted on and approved by the stockholders at the Company's Annual Stockholders' meeting held on December 20, 2002, and effective on July 21, 2003. All share and per share amounts have been retroactively restated for the stock split.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Stockholders' Deficiency, continued

         Common Stock and Warrants, continued

         On April 15, 2002, the Company entered into a $3,000,000 Equity Line of Credit Agreement (the "Agreement") with Cornell (the "Purchaser"). Provided the Company was in compliance with the terms of the Agreement, the Company could, at its option, periodically require the Purchaser to purchase up to $100,000 in any seven day period of the Company's common stock (the "put" shares) up to a maximum of $3,000,000 over the next two years, commencing on May 31, 2002 (the effective date of a Securities Act of 1933 registration statement on Form SB-2 for the registration of 100,000 shares of common stock to be sold under the Agreement, plus 4,762 shares of common stock mentioned below). Additional registration statements added 280,000 shares on November 1, 2002 and 1,200,000 on January 10, 2003, bringing the total registered shares to 1,580,000 under the Agreement. The Company issued to the Purchaser 4,362 shares of common stock as a commitment fee for entering into the Agreement. In addition, the Company issued to the placement agent 400 shares of the Company's common stock. For each share of common stock purchased under the Equity Line of Credit, the Purchaser paid 97% of the then Market Price (as defined in the Agreement), and was paid a fee of 4% of each advance. The Company has issued 1,343,168 common shares (of which 1,151,490 represented shares utilized for the repayment of notes payable to Cornell - see Note 7) under the Agreement for the year ended December 31, 2003.

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

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Stockholders' Deficiency, continued

         Common Stock and Warrants, continued

         During the years ended December 31, 2004 and 2003, a total of 3,130 and 94,879 warrants expired, respectively.

         At December 31, 2004 there were 215,100 warrants outstanding as follows:

                 Number of                                  Weighted
               Common Shares                                 Average
                 Underlying           Exercise Price        Exercise            Expiration
                  Warrants           Range per Share          Price                Dates
                  --------           ---------------          -----                -----
                    12,000           $37.50 - $100.00        $68.79          February 2005 to
                                                                               November 2005
                     3,100            $5.00 - $50.00         $38.39           January 2007 to
                                                                               October 2007
                   200,000                $1.00               $1.00           September 2008
                  --------
                   215,100
                  ========


         Stock Options

         On January 12, 2003, the Company's employees and directors rescinded their interest in 23,780 of the Company's options that had been granted to them. During 2003, all other outstanding options expired.

         The Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Under APB No. 25, generally, no compensation expense is recognized in the consolidated financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not more than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to non employees, for goods or services, the fair value of these options is included in operating results as an expense.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Stockholders' Deficiency, continued

         Stock Options, continued

         A summary of the Company's stock option activity under its plans, and related information, is as follows. All amounts have been restated to reflect the impact of the reverse stock split:

                                                                                   Weighted
                                             Number of                             Average        Number of
                                              Common          Exercise Price       Exercise        Shares
                                              Shares         Range per Share        Price        Exercisable
                                              ------         ---------------        -----        -----------
Outstanding at December 31, 2002                27,357       $30.50 - $337.50      $114.50         26,991

Forfeited   during   the   year   ended
December 31, 2003                               27,357       $30.50 - $337.50      $114.50
                                              -------
Outstanding  at  December  31, 2004 and
2003                                                -                                                   -
                                              =======                                             =======


         Performance Incentive Stock Option Plan

         On January 31, 1996, the Company adopted its 1996 Performance Incentive Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock could be granted to key employees and consultants (the "Participants") by certain disinterested directors of the Board of Directors. Any incentive option granted under the Plan would have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an incentive option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or of any parent or subsidiary of the Company, the exercise price for such option would be at least 110% of the fair market value of the shares subject to the option on the date on which the option is granted. A nonqualified option granted under the Plan (i.e., an option to purchase the common stock that does not meet the Internal Revenue Code's requirements for incentive options) would have an exercise price of at least the par value of the common stock. Stock appreciation rights could be granted in conjunction with the grant of an incentive or nonqualified option under the Plan or independently of any such stock option. The directors determined the vesting of the options under the Plan at the date of grant. A maximum of 24,100 options could be awarded under the Plan (as amended May 26, 1998). No options were issued during the year ended December 31, 2003 under the Performance Incentive Stock Option Plan. This plan was terminated by the Company on December 31, 2003.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Stockholders' Deficiency, continued

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

         Beginning with the annual meeting of the stockholders of the Company held on May 29, 1997 and provided that a sufficient number of shares remained available under the Director's Plan, each year immediately following the date of the annual meeting of the Company there automatically would be granted to each Eligible Director who was then serving on the Board an option to purchase 100 shares of the Company's common stock. The first 20 options vested immediately, the remainder vested equally over the next four years from the date of grant and were exercisable at the closing price of such shares of common stock at the date of grant. Such options expired five years from the date of vesting. No options were issued during the year ended December 31, 2003 under the Director's Plan.

         The maximum number of shares of Common Stock with respect to which options could be granted under the Director's Plan (as amended May 26, 1998) was 4,700 shares.

         This plan was terminated by the Company on December 31, 2003.


10.      Employee Benefit Plan

         The Company maintained a noncontributory Employee Savings Plan, operated in accordance with the provisions of Section 401(k) of the Internal Revenue Code that was terminated during the year ended December 31, 2003. Pursuant to the terms of the plan, participants could defer a portion of their income through contributions to the plan. During the year ended December 31, 2003, the Company did not make any discretionary additional contributions to the plan. The termination of the Plan had no effect on the consolidated financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Income Taxes

         The benefit (provision for) income taxes for the years ended December 31, 2004 and 2003 consist entirely of state deferred taxes and is comprised of the following:

                                                                                  2004           2003
                                                                                  ----           ----

                  State deferred                                            $     50,000    $      (5,000)


         The difference between the statutory federal income tax rate and the effective rate for the Company's income tax benefit for each of the years ended
December 31, 2004 and 2003, respectively, is summarized as follows:

                                                                                  2004           2003
                                                                                  ----           ----

       Tax at federal statutory rate                                                  34.0%         34.0%
                                                                                       4.4%        (0.2)%

         State income tax benefit (expense) net of federal tax effect
         Increase in valuation allowance  aaallowance                               (20.9)%       (37.0)%
                                                                                     (4.5)%         2.6 %

         Miscellaneous
         Effective income tax rate                                                   13.0 %        (0.6)%


         The tax effect of temporary differences consists of the following:

                                                                                   December,
                                                                                   31, 2004
                                                                                ---------------
                 Deferred tax assets:
                      Net operating loss carryforward                           $   10,078,000
                      Land held for development and sale                               642,000
                      Research and development credits                                 201,000
                      Property and equipment                                            22,000
                                                                                ---------------
                                                                                    10,943,000
                      Valuation allowance                                          (10,893,000)
                                                                                ---------------
                                                                                $       50,000
                                                                                ==============

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11       Income Taxes, continued

         In accordance with New Jersey statutes, the Company entered into an agreement to sell certain New Jersey net operating losses ("NOL") and research and development credits. The deferred tax asset at December 31, 2004 and 2003 of $50,000 and $225,000 respectively, is related to the sale of a portion of the New Jersey NOL recorded in 2004 and 2002, respectively, that was received by the Company in January 2005 and 2004, respectively. The Company has not recorded additional state deferred tax assets at December 31, 2004 and 2003 related to the sale of the remaining New Jersey NOL (see below).

         A (decrease) increase in the valuation allowance of approximately $(145,000) and $1,477,000, respectively, for the years ended December 31, 2004 and 2003 was recorded because it was more likely than not that the deferred tax assets would not be realized.

         As of December 31, 2004, the Company has unused federal net operating loss carryforwards ("NOL") of $27,763,000, with $3,760,000, $23,080,000 and
$923,000 in NOL's expiring in years 2010 to 2012, 2018 to 2022 and 2023 to 2024, respectively. The Company has unused state NOL's of $9,914,000, which expire in various years from 2007 to 2011. The Company may be subject to limitations on the use of its NOL's as provided under Section 382 of the Internal Revenue Code. In addition, the Company has research and development tax credit carryforwards for federal and state purposes of approximately $146,000 and $55,000, respectively that expire in various years from 2010 to 2024.

12.      Segment Data

         The  Company  presents  segment  information  in  accordance  with  the provisions of SFAS No. 131,"Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.

         Commencing with the acquisition of land held for development and sale (see Note 5) in December 2003, the Company operates in two industry segments - video and image technology and real estate development and sale. The Company evaluates segment performance based on loss from operations.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      Segment Data, continued

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the years ended December 31, 2004 and 2003:


                                                         Year Ended December 31, 2004
                                                                (In thousands)
                                                                  Real Estate
                                             Video & Image      Development and
                                              Technology              Sale               Total
                                          -------------------- ------------------- -------------------
        Net revenues from customers       $                  - $                 - $                 -
                                          -------------------- ------------------- -------------------
            Loss from operations          $               (256)$              (485)$              (741)
                                          -------------------- ------------------- -------------------
        Gain on sale of interest in
              undeveloped land            $                  - $               850 $               850
                                          -------------------- ------------------- -------------------
              Interest income             $                  - $                 3 $                 3
                                          -------------------- ------------------- -------------------
              Interest expense            $                206 $               312 $               518
                                          -------------------- ------------------- -------------------
         Total identifiable assets        $                 55 $             3,148 $             3,203
                                          -------------------- ------------------- -------------------
      Capital expenditures, including
            capitalized interest          $                  - $               455 $               455
                                          -------------------- ------------------- -------------------
                Depreciation              $                  - $                 5 $                 5
                                          -------------------- ------------------- -------------------

                                                         Year Ended December 31, 2003
                                                                (In thousands)
                                                                  Real Estate
                                             Video & Image      Development and
                                              Technology              Sale               Total
                                          -------------------- ------------------- -------------------
Net revenues from customers               $                 20 $                 - $                20
                                          -------------------- ------------------- -------------------
Loss from operations                      $             (1,062)$               (15)$            (1,077)
                                          -------------------- ------------------- -------------------
Gain on forgiveness of debt               $                347 $                 - $               347
                                          -------------------- ------------------- -------------------
Interest income                           $                  - $                 - $                 -
                                          -------------------- ------------------- -------------------
Interest expense                          $                 53 $                 2 $                55
                                          -------------------- ------------------- -------------------
Total identifiable assets                 $                349 $             2,970 $             3,319
                                          -------------------- ------------------- -------------------
Capital expenditures                      $                  - $             2,970 $             2,970
                                          -------------------- ------------------- -------------------
Depreciation                              $                 42 $                 - $                42
                                          -------------------- ------------------- -------------------

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      Employment Agreement

         Effective June 1, 2004, NuWave entered into a five-year employment contract with its President and CEO, George Kanakis, at an annual salary of $125,000 per year, subject to increases at the Board of Directors' discretion. Mr. Kanakis is also entitled to a bonus equal to 12.5% of the net income attributable to each NuWave subsidiary, plus a discretionary bonus as determined by the Board of Directors. In addition, Mr. Kanakis was issued 75,000 shares of common stock. Under the contract, at some future date, Mr. Kanakis will be entitled to receive options to purchase 100,000 shares of common stock. The Company has not yet adopted a stock option plan and as such, no options have yet been issued to Mr. Kanakis. The Company recorded an earnings charge of $7,500 in connection with the issuance of the 75,000 shares of common stock.

14.      Lease Commitment

Effective July 2004, the Company entered into a five year sublease agreement for the rental of 3,580 square feet of corporate office tower space in Jersey City, New Jersey. This rental agreement requires the Company to pay rent of approximately $7,000 and approximately $3,000 in shared building operating expenses, each month. The Company subleases one half of this space to a subtenant, for approximately $5,000 per month, including approximately $1,750 per month in shared monthly building operating expenses. The Company's obligations under this lease are guaranteed by Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is related to Cornell, a related party to the Company. At December 31, 2004, the Company has recorded a receivable of approximately $15,000 for rents in arrears due from the subtenant. The Company believes that it will collect these rents in full within the next three months. The approximate future minimum lease payments under the Company's non-cancellable operating lease in effect at December 31, 2004, offset by projected proceeds to be received for subtenant rentals, are as follows:


                    Minimum Lease     Projected Proceeds        Minimum Lease
                   Payments Under    To Be Received Under     Payments, Net of
          Year:    Operating Lease    Sub-tenant Rentals     Sub-tenant Rentals
          -----    ---------------    ------------------     ------------------

          2005             78,000               39,000                 39,000
          2006             78,000               39,000                 39,000
          2007             78,000               39,000                 39,000
          2008             78,000               39,000                 39,000
          2009             40,000               20,000                 20,000
                   ---------------    ------------------     ------------------
          Total    $      352,000     $        176,000       $        176,000
                   ===============    ==================     ==================

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      Major Customers

         There were no sales for the year ended December 31, 2004. For the year ended December 31, 2003, two customers accounted for sales of $12,720 (65%) and $4,375 (22%), respectively.

16.      Sales and Marketing Agreement

         In October 2003, the Company entered into a non-exclusive contract with a sales and marketing agent, who is the Company's former chief technology officer. The agent will market, promote, sell and distribute the Company's technology, in exchange for a commission equal to 90% of the net profits derived from such efforts. This agreement expired in October 2004.

17.      Subsequent Events

         Termination of the May 2004 Standby Equity Distribution Agreement and Entry into a new Standby Equity Distribution Agreement in January 2005

         During January 2005, the Company entered into a Termination Agreement with Cornell, whereby that certain 2004 Agreement, dated as of May of 2004, and related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

         Upon execution of the Termination Agreement, the Company entered into a new SEDA with Cornell on January 26, 2005 with substantially the same terms as the terminated 2004 Agreement. Cornell's obligation to purchase shares of the Company's common stock under the SEDA is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the SEDA (see Note 9).

         Termination of the December 2003 Convertible Debenture, with Cornell and Reissuance in January 2005 of a Promissory Note to Cornell

         During January 2005, the Company and Cornell terminated the $3,300,000 convertible debenture - related party, that was issued to Cornell on December 22, 2003. Upon the termination of the Convertible Debenture - related party, the Company issued a $3,481,274 promissory note - related party (the "Promissory Note") to Cornell, representing the sum of the unpaid balance of $3,300,000 and accrued interest of $181,274 through the date of the termination. The Promissory Note bears interest at a rate of 5% per annum, with interest due at maturity. The Promissory Note matures on December 22, 2008 and is secured by the Company's investment in its land held for development and sale located in Cranford, New Jersey. In order to record the reacquisition of the beneficial conversion feature related to the extinguishment of the convertible debenture, the Company will record a net charge of $644,000 to additional paid in capital.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.      Subsequent Events, continued

         Assignment and Amendment of the Note Payable - related party to Stone Street

         During January 2005, the Company's wholly-owned subsidiary, Lehigh, entered into an Assignment and Amendment Agreement (the "Assignment Agreement") related to that certain $1,400,000 Note Payable - related party issued by Lehigh on December 22, 2003 to Stone Street. Pursuant to the Assignment Agreement, Stone Street assigned its rights under the note to Cornell. In addition, Stone Street, Cornell and Lehigh agreed to defer the begining of the monthly payments due under the note of $35,546 per month for the period of one year, from January 1, 2005 to January 1, 2006.