Form 10QSB
period 2005-03-31
NUWAVE TECHNOLOGIES INC
filed 2005-05-20
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       or
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to ______________________

                         Commission file number 0-28606

                            NUWAVE TECHNOLOGIES, INC.
              (Exact Name of Small Business Issuer in Its Charter)

               DELAWARE                               22-3387630
     (State or Other Jurisdiction                    (IRS Employer
   of Incorporation or Organization)              Identification No.)



                          101 Hudson Street, Suite 3701
                          Jersey City, New Jersey 07302
                    (Address of Principal Executive Offices)


                                 (201) 309-1880
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


The number of shares of Common Stock outstanding as of May 14, 2005: 2,529,303

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB
                                 March 31, 2005
                                      Index

PART I - FINANCIAL INFORMATION

       ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       Page(s)
                                                                                 -------
                 Balance Sheets as of March 31, 2005 (unaudited)
                      and December 31, 2004                                        P. 3

                 Statements of Operations and Comprehensive Loss
                      for the three months ended March 31, 2005
                      (unaudited) and March 31, 2004 (unaudited)                   P. 4


                 Statements of Cash Flows for the three months ended March 31,
                      2005 (unaudited) and March 31, 2004
                      (unaudited) P. 5

                 Notes to Condensed Consolidated Financial Statements              P. 7

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATION                                                 P. 15

       ITEM 3.  CONTROLS AND PROCEDURES                                           P. 18

PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                                 P. 19

       ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES
                   AND USE OF PROCEEDS                                            P. 19

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   P. 19

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               P. 19

       ITEM 5.  OTHER INFORMATION                                                 P. 19

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  P. 20

SIGNATURES

                                     PART I
                              Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                     NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                     ASSETS

                                                               March 31,   December 31,
                                                                  2005        2004
                                                              ------------------------
                                                                     (unaudited)
Current assets:

     Cash and cash equivalents                                        $ 23       $ 84
     Marketable securities - available-for-sale                        171        256
     Inventory                                                           1          1
     Other current receivables                                          20         30
     Deferred tax asset                                                 --         50
                                                              ------------------------

                     Total current assets                              215        421

Property and equipment, net                                             19         21

Land held for development and sale                                   2,821      2,761
                                                              ------------------------




                     Total assets                                  $ 3,055    $ 3,203
                                                              ========================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

     Accounts payable, accrued liabilities and accrued interest      $ 250      $ 122

     Current portion of convertible debentures, net of unamortized
       discount of $48 and $50                                         437        335
     Current portion of note payable - related party                    89         --
                                                              ------------------------

                     Total current liabilities                         776        457
                                                              ------------------------

Non-current liabilities:

     Note payable - related party                                    3,482         --

     Note payable - related party, net of current portion            1,311      1,400

     Convertible debentures - related party,
       net of unamortized discounts of $0 and $694, respectively        --      2,607

     Convertible debentures,
       net of unamortized discounts of $19 and $37, respectively        81        163




     Accrued interest - non-current                                    122        247
                                                              ------------------------
                     Total non-current liabilities                   4,996      4,417
                                                              ------------------------


                     Total liabilities                               5,772      4,874
                                                              ------------------------





Stockholders' deficiency:

     Series A Convertible Preferred Stock, noncumulative,
       $.01 par value; authorized 400,000 shares; none issued           --         --

     Preferred stock, $.01 par value; authorized 1,600,000
       shares; none issued - (preferences and
       rights to be designated by the Board of Directors)               --         --

     Common stock, $.001 par value; authorized 140,000,000 shares;
       2,062,013 shares issued and outstanding at March 31, 2005         2          2
       and December 31, 2004

     Additional paid-in capital                                     25,783     26,461

     Accumulated other comprehensive income                             40        125

     Accumulated deficit                                           (28,542)   (28,259)
                                                              ------------------------

             Total stockholders' deficiency                         (2,717)    (1,671)
                                                              ------------------------

             Total liabilties and stockholders' deficiency         $ 3,055    $ 3,203
                                                              ========================

           NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

        Condensed Consolidated Statements of Operations
    And Comprehensive Loss
        (In thousands, except share and per share data)


                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2005            2004
                                                           ------------    ------------
                                                            (unaudited)     (unaudited)
Net sales                                                  $         --    $         --

Cost of sales                                                        --              --
                                                           ------------    ------------
                Gross profit                                         --              --
                                                           ------------    ------------

Operating expenses:

     General and administrative                                     229             126

     Research and development                                        --              --
                                                           ------------    ------------

         Total operating expenses                                   229             126
                                                           ------------    ------------

                Loss from operations                               (229)           (126)

Other expense:


    Interest expense                                                (54)            (76)


                                                           ------------    ------------
                Net loss                                   $       (283)   $       (202)
                                                           ============    ============



                Weighted average number of
                    common shares outstanding                 2,062,013       1,875,902
                                                           ============    ============

                Basic and diluted net loss
                    per common share                       $      (0.14)   $      (0.11)
                                                           ============    ============

Comprehensive loss:

Net loss                                                   $       (283)   $       (202)

Other comprehensive loss net of income taxes:

                Unrealized loss on marketable securities            (85)             --

                                                           ------------    ------------
Comprehensive loss                                         $       (368)   $       (202)
                                                           ============    ============

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                        (In thousands except share data)


                                                                  Three Months Ended March 31,
                                                                    ------------------------
                                                                       2005          2004
                                                                    ----------    ----------
                                                                    (unaudited)   (unaudited)
Cash flows from operating activities:

       Net loss                                                     $     (283)   $     (202)
                                                                    ----------    ----------

           Adjustments to reconcile net loss to net cash provided by (used in) operating activities:


               Depreciation                                                  2            --

               Amortization of debt discount                                22            34

           (Increase) decrease in operating assets:

               Other current receivables                                    10            --

               Other assets                                                 --           (10)

               Deferred tax asset                                           50           225

          Increase (decrease) in operating liabilities:



               Accounts payable, accrued liabilities and accrued
               interest                                                    148           (10)
                                                                    ----------    ----------

                        Total adjustments                                  232           239
                                                                    ----------    ----------

                        Net cash provided by (used in)
                          operating activities                             (51)           37
                                                                    ----------    ----------

Cash flows from investing activities:

       Purchase of property and equipment                                   --           (15)

       Land acquisition and land development costs                         (10)           (7)
                                                                    ----------    ----------



                        Net cash used in investing activities              (10)          (22)
                                                                    ----------    ----------

                                   (continued)

See accompanying notes to these condensed consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        (In thousands except share data)

                                                                         Three Months Ended March 31,
                                                                           ------------------------
                                                                              2005          2004
                                                                           ----------    ----------
Cash flows from financing activities:

      Proceeds from issuance of convertible debentures                             --           110
                                                                           ----------    ----------


          Net cash provided by financing activities                                --           110
                                                                           ----------    ----------

Net increase (decrease) in cash and cash equivalents                              (61)          125

Cash and cash equivalents - beginning of the period                                84           119

                                                                           ----------    ----------

Cash and cash equivalents - end of the period                              $       23    $      244
                                                                           ==========    ==========

Supplemental disclosure of cash flow information:

      Interest paid during the period                                      $       --    $       --
                                                                           ==========    ==========


Supplemental disclosures of non-cash investing and financing activities:

      Recording of debt discount                                           $       --    $       28
                                                                           ==========    ==========

      Recording of interest payable and amortization of
      debt discount that is capitalized as an addition to
      the cost of the land held for development and sale                   $       50    $       73
                                                                           ==========    ==========

      Reacquisition of beneficial conversion
        feature upon early extinquishment of debt                          $     (678)   $       --
                                                                           ==========    ==========

      Refinancing of the convertible debenture - related
         party, as follows:
           Convertible debenture - related party                           $   (3,300)   $       --
           Accrued interest                                                      (182)           --
                                                                           ----------    ----------
           Promissory note - related party                                 $    3,482    $       --
                                                                           ==========    ==========


See accompanying notes to these condensed consolidated financial statements.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Interim Financial Statement Preparation

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. NuWave Technologies, Inc. (the "Company" or "NuWave"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on April 13, 2005.


2. Going Concern and Management's Plans

      The Company's annual sales have declined from approximately $20,000 to $0 and $0 for each of the years 2003 and 2004 and the three month period ended March 31, 2005, respectively, as the Company has had difficulty securing buyers for its technology products in a very competitive environment and there have yet to be revenues realized from the sale of developed real estate properties. The Company has incurred annual net losses of approximately $790,000, $336,000 and $283,000 for the years 2003, 2004 and for the three months ended March 31, 2005, respectively, resulting in a stockholders deficiency of approximately $2,717,000 at March 31, 2005, which raises substantial doubt about the Company's ability to continue as a going concern.

      Management has taken a number of actions to lower costs and to improve the Company's liquidity. The Company has reduced its cash flow requirements through its control and management of general operating expenses. Although it continues to find it difficult to generate revenues, the Company intends to remain in the technology business.

      Management's plans include the raising of cash through the issuance of debt or equity although there are no assurances that the Company will be successful. The Company continues to require funding by and the financial support of Cornell Capital Partners, LP ("Cornell"). In January 2005, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell, and during April 2005, the Company raised net cash of $22,000 through the SEDA facility (See Note 11).

      On February 4, 2005, the Company filed a Form SB-2 Registration Statement, with an amendment filed on February 14, 2005 with the SEC, to register 130,690,033 shares of its common stock, including 120,122,191 shares of common stock to be issued to Cornell pursuant to the SEDA. On February 14, 2005, the Securities and Exchange Commission declared the registration statement effective.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Going Concern and Management's Plans - continued

      During May 2005, the Company issued a convertible debenture in the face amount of $250,000 to Cornell (see Note 11).

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


3. Summary of Significant Accounting Policies

      Principles of Consolidation

      The condensed consolidated financial statements include the accounts of NuWave and its wholly-owned subsidiaries Lehigh Acquisition Corp. ("Lehigh"), WH Acquisition Corp, Harwood Acquisition Corp and JK Acquisition Corp (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Revenue Recognition

      In regard to the technology operations, income is recorded when orders are shipped and the Company has no further involvement with the product. In regard to real estate operations, income from sales of real estate is recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

      Stock-Based Compensation

      For the three months ended March 31, 2005 and 2004, there was no stock based employee compensation expense as determined under the fair value based method. Accordingly, for these periods, there are no differences between basic and diluted net loss per share as reported and proforma net loss.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies - continued

      Earnings (Loss) per Share

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended March 31, 2005 and 2004, potential common shares amount to 11,411,738 and 44,335,215 shares, respectively. For the three months ended March 31, 2005 and 2004, such potential common shares have not been included in the computation of diluted loss per share since the effect would be antidilutive.

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

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Land Held for Development and Sale

      During April 2004, WH Acquisition Corp. purchased real estate property consisting of land and a residential building in Jersey City, New Jersey for a total purchase price of $122,000. The Company intends to hold and then later sell this property. On December 22, 2003, Lehigh acquired a parcel of land in New Jersey that it intends to develop and then sell. During the three month periods ended March 31, 2005 and 2004, the Company capitalized approximately $50,000 and $73,000 of interest relating to the financing costs incurred for the portion of the Lehigh land that was capitalized in December 2003 and $10,000 and $7,000 in legal fees, respectively.

5. Note Payable - Related Party

      During January 2005, the Company's wholly-owned subsidiary, Lehigh, entered into an Assignment and Amendment Agreement (the "Assignment Agreement") related to that certain $1,400,000 Note Payable - related party issued by Lehigh on December 22, 2003 to Stone Street Asset Management, LLC ("Stone Street"). Pursuant to the Assignment Agreement, Stone Street assigned its rights under the note to Cornell. In addition, Stone Street, Cornell and Lehigh agreed to defer the begining of the monthly payments due under the note of $35,546 per month for the period of one year, from January 1, 2005 to January 1, 2006.

6. Convertible Debentures

      During January 2005, the Company and Cornell terminated the $3,300,000 convertible debenture - related party, that was issued to Cornell on December 22, 2003. Upon the termination of the convertible debenture - related party, the Company issued a $3,481,274 promissory note - related party (the "Promissory Note") to Cornell, representing the sum of the unpaid balance of $3,300,000 and accrued interest of $181,274 through the date of the termination. The Promissory Note bears interest at a rate of 5% per annum, with interest due at maturity. The Promissory Note matures on December 22, 2008 and is secured by the Company's investment in its land held for development and sale located in Cranford, New Jersey. In order to record the reacquisition of the beneficial conversion feature related to the extinguishment of the convertible debenture, the Company recorded a net charge of $678,000 to additional paid in capital.

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Other Non-Current Liabilities

      The Company accrues interest payable on all of its debt obligations. For the convertible debentures, the interest is payable at maturity or redemption, if earlier, and such interest may be converted into the Company's common stock upon the conversion of the convertible debentures. For the $3,482,000 note payable - related party, the interest is payable at maturity or redemption, if earlier. Accrued interest of approximately $31,000 on convertible debentures due before March 31, 2006 are classified as current, with the accrued interest on the remaining obligations, of approximately $33,000, classified as non-current on the condensed consolidated balance sheet at March 31, 2005.

      Under the terms of the amended $1,400,000 note payable - related party, the Company accrues interest from the date of issue, December 22, 2003, through December 31, 2005. Pursuant to the terms of the amended note, the interest that accrues through March 31, 2005 will be capitalized to the balance of the note and then will be repaid in 48 equal installments of $35,546 per month, including interest at 5% per annum, which will fully repay the outstanding obligations under the note by January 2010. Accrued interest of approximately $89,000 is classified as non-current on the condensed consolidated balance sheet at March 31, 2005.

8. Standby Equity Distribution Agreement

      In May 2004, NuWave entered into a Standby Equity Distribution Agreement (the "2004 Agreement") with Cornell which was terminated during January 2005 and the Company entered into a new SEDA with Cornell on January 26, 2005 with substantially the same terms as the 2004 Agreement. Pursuant to the new SEDA, the Company may, at its discretion, periodically sell to Cornell registered shares of the Company's common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the SEDA, Cornell will pay NuWave 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain a fee of 10% of each advance under the SEDA. Pursuant to the terms of the SEDA, the Company is restricted from raising capital from the sale of securities at a price less than the market price of the Company's common stock on the date of issuance or granting additional security interests in the Company's assets.

      The amount of each advance is limited to a maximum draw down of $1,000,000 every 7 trading days up to a maximum of $4,000,000 in any 30-day period. The amount available under the SEDA is not dependent on the price or volume of the Company's common stock. The Company's ability to request advances is conditioned upon the Company having enough shares of common stock registered pursuant to the SEC rules and regulations. In addition, the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 9.9% of the Company's outstanding common stock.

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

      Summarized financial information for the three months ended March 31, 2005 and 2004 concerning the Company's reportable segments is shown in the following table:


                                          Three Months Ended March 31 2005
                                                   (In thousands)
                                                    Real Estate
                                   Video & Image   Development and
                                    Technology          Sale            Total
                                    ----------          ----            -----
Net sales from customers          $           --   $           --   $           --
                                  ==============   ==============   ==============

Loss from operations              $          (21)  $         (208)  $         (229)
                                  ==============   ==============   ==============

Interest expense                  $           34   $           20   $           54
                                  ==============   ==============   ==============

Total identifiable assets         $            4   $        3,051   $        3,055
                                  ==============   ==============   ==============
Capital expenditures, including
capitalized interest              $           --   $           60   $           60
                                  ==============   ==============   ==============


                                          Three Months Ended March 31 2004
                                                   (In thousands)
                                                    Real Estate
                                   Video & Image   Development and
                                    Technology          Sale            Total
                                    ----------          ----            -----
Net sales from customers          $           --   $           --   $           --
                                  ==============   ==============   ==============

Loss from operations              $          (69)  $          (57)  $         (126)
                                  ==============   ==============   ==============

Interest expense                  $           34   $           42   $           76
                                  ==============   ==============   ==============

Total identifiable assets         $            5   $        3,319   $        3,324
                                  ==============   ==============   ==============
Capital expenditures, including
capitalized interest              $           --   $           95   $           95
                                  ==============   ==============   ==============

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Lease Commitment

      In May 2004, the Company entered into a five-year sublease agreement for the rental of 3,580 square feet of corporate office tower space in Jersey City, New Jersey. This rental agreement is effective July 1, 2004 and requires the Company to pay rent of approximately $7,000 and approximately $3,000 in shared building operating expenses, monthly. The Company subleases one half of this space to a subtenant, for approximately $5,000 per month. The Company's obligations under this lease are guaranteed by Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is related to Cornell a related party to the Company.

      The approximate future minimum lease payments under the Company's non-cancellable operating lease in effect at March 31, 2005, offset by projected proceeds to be received for subtenant rentals, are as follows:


                                                                        Projected Proceeds
                                                                               To Be             Minimum Lease
                                                    Minimum Lease          Received Under       Payments, Net of
                                                    Payments Under           Sub-tenant            Sub-tenant
                  Period:                          Operating Lease            Rentals               Rentals
                  -------                          ---------------            -------               -------
    Nine months ended
    December 31,               2005                      59,000                29,000                30,000

    Year ended December 31,    2006                      78,000                39,000                39,000
    Year ended December 31,    2007                      78,000                39,000                39,000
    Year ended December 31,    2008                      78,000                39,000                39,000
    Six-months ended June 30,  2009                      40,000                20,000                20,000
                               -----                     ------                -----                 ------

                               Total                   $333,000              $166,000              $167,000
                                                       ========              ========              ========

                            NUWAVE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Subsequent Events

      Issuance of Convertible Debenture

      During May 2005, NuWave issued a $250,000 in a convertible debenture to Cornell, a related party. This debenture bears interest at a rate of 12% per annum, with interest due at maturity or upon conversion. This debenture matures in December 2006. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at $0.10 per share. At the option of the Company at any time, or upon maturity for any amounts not converted, the Company may redeem this convertible debenture and upon such, shall pay a 20% redemption premium to Cornell.

      Issuance of Shares Under SEDA

      During April 2005, the Company issued 467,290 shares of common stock to Cornell under the SEDA in exchange for gross proceeds of $25,000. NuWave paid fees of $2,500 and $500 to Cornell and an affiliate of Cornell, respectively.

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

Going Concern

      The Company's annual sales have declined from approximately $20,000 to $0 and $0 for each of the years 2003 and 2004 and the three month period ended March 31, 2005, respectively, as the Company has had difficulty securing buyers for its technology products in a very competitive environment and there have yet to be revenues realized from the sale of developed real estate properties. The Company has incurred annual net losses of approximately $790,000, $336,000 and $283,000 for the years 2003 and 2004 and for the three months ended March 31, 2005, respectively, resulting in a stockholders deficiency of approximately $2,717,000 at March 31, 2005, which raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

      NuWave's condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our condensed consolidated financial statements.

      Certain of our significant accounting policies are summarized in Note 3 of our condensed consolidated financial statements at March 31, 2005. While all these significant accounting policies impact its financial condition and results of operations, NuWave views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on NuWave's condensed consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our condensed consolidated results of operations, financial position or liquidity for the periods presented in this report.

Effects of New Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." Fin 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

      In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB NO. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period for abnormal amount of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

      In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment" (SFAS No. 123(R)). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123 (R) will be effective for quarterly periods beginning after December 15, 2005. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges on Nonmonetary Assets - An Amendment of APB Option No. 29, Accounting for Nonmonetary Transactions" (SFAS 153) SFAS eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmentary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.


Overall Financial Performance

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      For the three months ended March 31, 2005, the Company reported a net loss of $283,000 as compared to a net loss of $202,000 for the three months ended March 31, 2004. This represented a $81,000 increase in the Company's net loss.

      General and administrative expenses for the Company for the three months ended March 31, 2005 were $229,000, as compared to $126,000 for the three months ended March 31, 2004, an increase of $103,000 or 82%. This increase was primarily the result of increases in professional fees incurred in order to prepare the Company's financial reports and to support the Company's capital raising initiatives. These professional fees were incurred partially due to the resignation of all management and employees and only a new Chief Executive Officer was hired on September 1, 2003 and one other administrative employee was hired on November 1, 2003. During the three months ended March 31, 2005, there were increases in accounting fees of $94,000, financial consulting fees of $8,000 and decreases in legal fees of $7,000 and in other consulting fees of $22,000. There were increases in rent of $13,000 and salaries of $13,000. The Company allocated approximately $21,000 of these general and administrative expenses to the Video and Image Technology segment and approximately $208,000 to the Real Estate segment, for the three months ended March 31, 2005.

      The Company will discuss its technology business under Results of Operations - Video and image technology business operations and will discuss its real estate development business under Results of Operations - Real estate operations and Plan of Operation - Real estate activities.

Results of Operations - Video and image technology business operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      The Company recorded net loss on the video and image technology segment of approximately $55,000 and $103,000 for the three month periods ended March 31, 2005 and 2004, respectively.

      The Company continues to have difficulty selling its video and image technology products. The market for the Company's technology products continues to be adversely affected by strong competition and price compression in the imaging and video electronics markets. There were no revenues for the three month period ended March 31, 2005 and 2004.

      General and administrative expenses for the technology business for the three months ended March 31, 2005 were $21,000, as compared to $69,000 for the three months ended March 31, 2004, a decrease of $48,000 or 70%. This decrease was the result of a lower percentage allocation of general and administrative expenses to the technology activities. Interest expense for non real estate operations remained at approximately the same level of $34,000.

Results of Operations - Real estate operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      The Company recorded net income (loss) on the real estate segment of approximately $76,000 and ($17,000) for each of the years ended December 31, 2004 and 2003, respectively and a net loss of ($228,000) and ($99,000) for the three month periods ended March 31, 2005 and 2004.

      During the three months ended March 31, 2005, our real estate activities incurred general and administrative expenses of approximately $208,000, which consisted principally of real estate taxes and maintenance expenses of approximately $16,000 and an allocation of other general and administrative expenses of approximately $192,000. During the three months ended March 31, 2004, the real estate activities incurred general and administration expenses of $57,000, representing real estate taxes of $15,000 and an allocation of other general and administrative expenses of approximately $42,000. Interest expense for the real estate activities was approximately $20,000 and $42,000 for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company capitalized interest and development costs of $50,000 and $10,000, respectively, for the three months ended March 31, 2005 and $7,000 and $73,000, respectively, for the three month period ended March 31, 2004, respectively.

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

      NuWave intends to develop the property acquired on December 22, 2003 and then sell this developed property for a gain. The property acquired in April 2004 will not be developed and is in the process of being marketed by a real estate company for sale for a gain. To date, there have been no revenues from real estate activities. Revenues from development activities are not projected to be realized until late 2007 into mid 2008.


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

Liquidity and Capital Resources

      The Company had cash balances on hand of $23,000 and $84,000 as of March 31, 2005 and December 31, 2004, respectively. The Company's future cash funding sources continue to be uncertain. The Company's primary cash needs are to fund ongoing operations, debt instruments and related interest when due and real estate development activities. The Company will defer any land development and construction expenditures until after it has arranged adequate funding. In order to obtain funding during the next twelve months, the Company intends to seek financing through a combination of sources. These sources might include, in addition to the Standby Equity Distribution Agreement, funding through the sale of securities, loans, property, finding a merger candidate and establishing joint venture or partner arrangements.

      On January 26, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell registered shares of the Company's common stock for a total purchase price of up to $30 million. For each share of common stock issued under the Standby Equity Distribution Agreement, Cornell will pay NuWave 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain a fee of 10% of each advance under the Standby Equity Distribution Agreement. Pursuant to the terms of the Standby Equity Distribution Agreement, the Company is restricted from raising capital from the sale of securities at a price less than the market price of the Company's common stock on the date of issuance or granting additional security interests in the Company's assets.

      In seeking sources of liquidity, NuWave intends to continue to rely on the sale of securities or loans for near term working capital needs. NuWave expects to satisfy its funding needs in the remaining part of 2005 through the Standby Equity Distribution Agreement and other financing sources. In addition, NuWave will seek outside mortgage financing to finance development and construction of the dwelling units on the undeveloped acreage. In their reports on the audits of NuWave's consolidated financial statements for the years ended December 31, 2004, and 2003, our independent registered public accounting firms included an explanatory paragraph in their reports because of the uncertainty that we could continue in business as a going concern. In the event we are unable to raise the anticipated operating capital needs through the sale of securities or some other form of financing or receive cash from sales of our products, there would be substantial doubt about our ability to continue as a going concern.

      During the three month period ended March 31, 2005, the Company had a net decrease in cash of $61,000. The Company's sources and uses of funds were as follows:

      Cash Used In Operating Activities. Net cash used in operating activities was $51,000 for the quarter ended March 31, 2005, as compared to net cash provided by operating activities of $37,000 for the quarter ended March 31, 2004. This was primarily driven by a condensed consolidated net loss of $283,000, offset by the receipt of proceeds of $50,000 from the sale of certain of the Company's state net operating losses and an increase in accounts payable, accrued liabilities and accrued interest of $148,000.

      Cash Used in Investing Activities. Net cash used in investing activities was $10,000 for the quarter ended March 31, 2005, as compared to $22,000 for the same period in 2004. The decrease in cash used in investing activities was due to a decrease in cash used for legal costs toward development of the land held for development and sale and the land acquisition and land development costs.

      Cash Used in Financing Activities. There were no cash flows from financing activities for the period ended March 31, 2005, as compared to cash provided by financing activities of $110,000 for the same period in 2004, which was provided from the issuance of convertible debentures.

      At March 31, 2005, the Company had a negative net working capital position of approximately $561,000. The Company intends to monitor spending carefully until such time that new funding is arranged. Beyond the financing provided through the Standby Equity Distribution Agreement, NuWave is exploring other means of providing working capital that may include seeking joint venture partners and lenders.

      During April 2005, NuWave received net proceeds of approximately $22,000 under the Standby Equity Distribution by issuing 467,290 shares of common stock to Cornell. On May 5, 2005, NuWave received net proceeds of $220,000 from the issuance of a convertible debenture to Cornell. Any part of the principal amount of the convertible debenture, plus accrued interest, is convertible at Cornell's option any time up to maturity into shares of the Company's common stock at a fixed price per share equal to $0.10. The convertible debenture has a 210-day term, has piggy-back registration rights and accrues interest at 12% per year.

ITEM 3. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer, who is also the acting Principal Financial Officer, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon his evaluation, the principal executive officer, who is also the acting principal financial officer, has concluded that the Company's disclosure controls and procedures, although effective, did contain a material weakness.

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

      There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

      We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Acting Principal Financial Officer has concluded that such controls and procedures are effective at the "reasonable assurance" level. However, we do not currently have any operating businesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During April 2005, NuWave received net proceeds of approximately $22,000 under the Standby Equity Distribution Agreement by issuing 467,290 shares of common stock to Cornell.

            On May 5, 2005, NuWave received net proceeds of $220,000 from the issuance of a convertible debenture to Cornell. Any part of the principal amount of the convertible debenture, plus accrued interest, is convertible at Cornell's option any time up to maturity into shares of the Company's common stock at a fixed price per share equal to $0.10. The convertible debenture has a 210-day term, has piggy-back registration rights and accrues interest at 12% per year. In regard to this transaction, the facts relied on to make the exemption from registration provided by Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed above were: (1) the limited number of purchasers; (2) the sophistication or accreditation of the purchasers; (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report.

      31.1 Certification by Chief Executive Officer/Acting Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification by Chief Executive Officer/Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NUWAVE TECHNOLOGIES, INC.
                                        (Registrant)



Date: May 20, 2005                    By:
                                          ------------------------------
                                          George Kanakis,
                                          President, Chief Executive Officer and
                                          Acting Principal Financial Officer



SIGNATURE                            TITLE             DATE
---------                            -----             ----

                                    Director          May 20, 2005
---------------------------
George Kanakis


                                    Director          May 20, 2005
---------------------------
Gary Giannantonio