Form 10QSB/A
period 2005-03-31
NUWAVE TECHNOLOGIES INC
filed 2005-05-20
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                      NUWAVE TECHNOLOGIES, INC.
                                        (Registrant)



Date: May 20, 2005                    By: /s/ George Kanakis
                                          ------------------------------
                                          George Kanakis,
                                          President, Chief Executive Officer and
                                          Acting Principal Financial Officer



SIGNATURE                            TITLE             DATE
---------                            -----             ----

/s/ George Kanakis                  Director          May 20, 2005
---------------------------
George Kanakis


/s/ Gary Giannantonio               Director          May 20, 2005
---------------------------
Gary Giannantonio