Form 10QSB
period 2005-06-30
NUWAVE TECHNOLOGIES INC
filed 2005-08-22
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                       or
               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The  number of  shares  of Common  Stock  outstanding  as of  August  19,  2005:
2,770,723

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                 JUNE 30, 2005
                                      Index

PART I - FINANCIAL INFORMATION

        ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              PAGE(S)


                Balance Sheets as of June 30, 2005 (unaudited)
                 and December 31, 2004                                      P. 1

                Statements of Operations and Comprehensive Loss
                 for the three and six months ended June 30, 2005
                 (unaudited) and June 30, 2004 (unaudited)                  P. 2

                Statements of Cash Flows for the six months ended
                June 30, 2005 (unaudited) and June 30, 2004 (unaudited)     P. 3

                Notes to Condensed Consolidated Financial Statements        P. 5

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION                                              P. 15

        ITEM 3. CONTROLS AND PROCEDURES                                    P. 21

PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                          P. 22

        ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND
                 USE OF PROCEEDS                                           P. 22

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES                            P. 22

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        P. 22

        ITEM 5. OTHER INFORMATION                                          P. 22

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           P. 22

SIGNATURES                                                                 P. 23

        EXHIBIT 31.1                                                       P. 24

        EXHIBIT 32.1                                                       P. 25

                                          PART 1
                                  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          Condensed Consolidated Balance Sheets
                     (In thousands, except share and per share data)

                                          ASSETS
                                                                   June 30,   December 31,
                                                                     2005        2004
                                                                 ------------------------
                                                                 (unaudited)
Current assets:

     Cash and cash equivalents                                       $      9    $     84
     Marketable securities - available-for-sale                            85         256
     Inventory                                                             --           1
     Other current assets                                                  23          30
     Deferred tax asset                                                    --          50
                                                                 ------------------------
                     Total current assets                                 117         421

Property and equipment, net                                                17          21

Land held for development and sale                                      2,884       2,761
                                                                 ------------------------
                     Total assets                                    $  3,018    $  3,203
                                                                 ========================

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

     Accounts payable, accrued liabilities and accrued interest      $    166    $    122

     Current portion of convertible debentures, net of unamortized
       discount of $25 and $50                                            355         335

     Current portion of convertible debentures - related party            250          --
     Current portion of note payable - related party                      176          --
                                                                 ------------------------
                     Total current liabilities                            947         457
                                                                 ------------------------
Non-current liabilities:

     Note payable - related party                                       3,481          --

     Note payable - related party, net of current portion               1,224       1,400

     Convertible debentures - related party,
       net of unamortized discounts of $0 and $694, respectively           --       2,607

     Convertible debentures,
       net of unamortized discounts of $16 and $37, respectively           84         163
     Accrued interest - non-current                                       183         247
                                                                 ------------------------
                     Total non-current liabilities                      4,972       4,417
                                                                 ------------------------
                     Total liabilities                                  5,919       4,874
                                                                 ------------------------

Stockholders' deficiency:

     Series A Convertible Preferred Stock, noncumulative,
       $.01 par value; authorized 400,000 shares; none issued              --          --

     Preferred stock, $.01 par value; authorized 1,600,000
       shares; none issued - (preferences and
       rights to be designated by the Board of Directors)                  --          --

     Common stock, $.001 par value; authorized 140,000,000 shares;
       2,770,723 and 2,062,013 shares issued and outstanding
       at June 30, 2005 and December 31, 2004, respectively                 3           2

     Additional paid-in capital                                        25,918      26,461

     Accumulated other comprehensive income (loss)                        (45)        125

     Accumulated deficit                                              (28,777)    (28,259)
                                                                 ------------------------
                Total stockholders' deficiency                         (2,901)     (1,671)
                                                                 ------------------------
                Total liabilties and stockholders' deficiency$          3,018    $  3,203
                                                                 ========================

      See accompanying notes to these condensed consolidated financial statements.

                               NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         AND COMPREHENSIVE LOSS
                             (In thousands, except share and per share data)


                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                --------------------------    --------------------------
                                                    2005           2004           2005          2004
                                                -----------    -----------    -----------    -----------
                                                (unaudited)    (unaudited)    (unaudited)    (unaudited)

Net sales                                       $        --    $        --    $        --    $        --

Cost of sales                                            --             --             --             --
                                                -----------    -----------    -----------    -----------
               Gross profit                              --             --             --             --
                                                -----------    -----------    -----------    -----------
Operating expenses:
     General and administrative                         170            166            399            292

     Research and development                            --             --             --             --
                                                -----------    -----------    -----------    -----------
         Total operating expenses                       170            166            399            292
                                                -----------    -----------    -----------    -----------
               Loss from operations                    (170)          (166)          (399)          (292)

Other expense:
    Interest expense                                    (65)           (99)          (119)          (175)
                                                -----------    -----------    -----------    -----------
               Net loss                         $      (235)   $      (265)   $      (518)   $      (467)
                                                ===========    ===========    ===========    ===========
Weighted average number of
    common shares outstanding                     2,524,080      1,944,583      2,294,323      1,910,243
                                                ===========    ===========    ===========    ===========
Basic and diluted net loss
    per common share                            $     (0.09)   $     (0.14)   $     (0.23)   $     (0.24)
                                                ===========    ===========    ===========    ===========
Comprehensive loss:

Net loss                                        $      (235)   $      (265)   $      (518)   $      (467)

Other comprehensive loss net of income taxes:

Unrealized loss on marketable securities                (85)            --           (170)            --
                                                -----------    -----------    -----------    -----------
Comprehensive loss                              $      (320)   $      (265)   $      (688)   $      (467)
                                                ===========    ===========    ===========    ===========


              See accompanying notes to these condensed consolidated financial statements.

                               NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands except share data)


                                                Six Months Ended June 30,
                                                --------------------------
                                                   2005           2004
                                                -----------    -----------
                                                (unaudited)    (unaudited)
Cash flows from operating activities:
      Net loss                                  $      (518)   $      (467)
                                                -----------    -----------
   Adjustments  to  reconcile  net  loss to net
       cash  used in  operating activities:
       Depreciation                                       4              2
       Amortization of debt discount                     45             70
       Issuance of stock for services                    --             18
   (Increase) decrease in operating assets:
       Inventory                                          1             --
       Other current assets                               7             --
       Other assets                                      --             --
       Deferred tax asset                                50            225
  Increase (decrease) in operating liabilities:
       Accounts payable, accrued liabilities
          and accrued interest                           99              2
                                                -----------    -----------
            Total adjustments                           206            317
                                                -----------    -----------
            Net cash used in
              operating activities                     (312)          (150)
                                                -----------    -----------
Cash flows from investing activities:

  Purchase of property and equipment                     --            (15)

  Land acquisition and land development costs           (35)          (137)
                                                -----------    -----------
        Net cash used in investing activities           (35)          (152)
                                                -----------    -----------
            (continued)

              See accompanying notes to these condensed consolidated financial statements.

                        NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (In thousands except share data)

                                                                Six Months Ended June 30,
                                                               --------------------------
                                                                  2005           2004
                                                               -----------    -----------
Cash flows from financing activities:
      Sale of common stock pursuant to
        Standby Equity Distribution Agreement                           22             --
      Proceeds from issuance of convertible debenture                  250            360
                                                               -----------    -----------
          Net cash provided by financing activities                    272            360
                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents                   (75)            58

Cash and cash equivalents - beginning of the period                     84            119
                                                               -----------    -----------
Cash and cash equivalents - end of the period                  $         9    $       177
                                                               ===========    ===========
Supplemental disclosure of cash flow information:
      Interest paid during the period                          $        --    $        --
                                                               ===========    ===========
Supplemental disclosures of non-cash investing and
     financing activities:
      Recording of debt discount                               $        --    $       110
                                                               ===========    ===========
      Recording of interest payable and amortization of
      debt discount that is capitalized as an addition to
      the cost of the land held for development and sale       $        88    $       141
                                                               ===========    ===========
      Reacquisition of beneficial conversion
        feature upon early extinquishment of debt              $      (678)   $        --
                                                               ===========    ===========
      Refinancing of the convertible debenture -
          related party, as follows:
           Convertible debenture - related party               $    (3,300)   $        --
           Accrued interest                                           (182)            --
                                                               -----------    -----------
           Promissory note - related party                     $     3,482    $        --
                                                               ===========    ===========
      Issuance of common stock upon
        conversion of convertible debentures
        and accrued interest                                   $       114    $        --
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

2.    GOING CONCERN AND MANAGEMENT'S PLANS

      The Company's sales have declined from approximately $20,000 to $0 and $0 for each of the years 2003 and 2004 and the six month period ended June 30, 2005, respectively, as the Company has had difficulty securing buyers for its technology products in a very competitive environment and there have yet to be revenues realized from the sale of developed real estate properties. The Company has incurred net losses of approximately $790,000, $336,000, $235,000 and $518,000 for the years 2003, 2004 and for the three and six months ended June 30, 2005, respectively, resulting in a stockholders deficiency of approximately $2,901,000 at June 30, 2005, which raises substantial doubt about the Company's ability to continue as a going concern.

      Management has taken a number of actions to lower costs and to improve the Company's liquidity. The Company has reduced its cash flow requirements through its control and management of general operating expenses.

      Management's plans include the raising of cash through the issuance of debt or equity although there are no assurances that the Company will be successful. The Company continues to require funding by and the financial support of Cornell Capital Partners, LP ("Cornell"). In January 2005, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell, and during April 2005, the Company raised net cash of $22,000 through the SEDA facility (See Note 8).

      Managements'  plans also  include  possibly  selling the company (See Note
11).

      On February 4, 2005, the Company filed a Form SB-2 Registration Statement, with an amendment filed on February 14, 2005, with the SEC, to register 130,690,033 shares of its common stock, including 120,122,191 shares of common stock to be issued to Cornell pursuant to the SEDA. On February 14, 2005, the Securities and Exchange Commission declared the registration statement effective.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.    GOING CONCERN AND MANAGEMENT'S PLANS - CONTINUED

      During May 2005, the Company issued a convertible debenture in the face amount of $250,000 to Cornell (see Note 6).

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

      STOCK-BASED COMPENSATION

      For the six months ended June 30, 2005 and 2004, there was no stock based employee compensation expense as determined under the fair value based method. Accordingly, for these periods, there are no differences between basic and diluted net loss per share as reported and pro forma net loss.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      EARNINGS (LOSS) PER COMMON SHARE

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which provides for the calculation of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur through the effect of common shares issuable upon the exercise of stock options and warrants and convertible securities. For the periods ended June 30, 2005 and 2004, potential common shares amount to 14,029,855 and 62,304,891 shares, respectively. For the three and six months ended June 30, 2005 and 2004, such potential common shares have not been included in the computation of diluted loss per share since the effect would be antidilutive.

      MARKETABLE SECURITIES

      The Company evaluates its investment policies and the appropriate classification of securities at the time of purchase consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at each balance sheet date and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Deficiency under the caption "Accumulated Other Comprehensive Gain (Loss)." Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in general and administrative expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and dividend income.

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

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      RECENT ACCOUNTING PRONOUNCEMENTS

      In May, 2005 the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes In Interim Financial Statements ("FAS No. 154"). Under FAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principles as a cumulative adjustment to net income in the period of the change permitted under APB No. 20 will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of FAS No. 154 will not apply to new accounting standards that contain specific transition provisions. FAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The early application of FAS No. 154 is permitted for accounting changes made in fiscal years that began after the issuance of FAS No. 154. The Company does not expect that SFAS No. 154 will have a material affect on its consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.    LAND HELD FOR DEVELOPMENT AND SALE

      During April 2004, WH Acquisition Corp. purchased real estate property consisting of land and a residential building in Jersey City, New Jersey for a total purchase price of $122,000. This property is currently being offered for sale by the Company. On December 22, 2003, Lehigh acquired a parcel of land in New Jersey that it intends to either develop or sell prior to development. During the three month periods ended June 30, 2005 and 2004, the Company capitalized approximately $40,000 and $68,000 of interest relating to the financing costs incurred for the portion of the Lehigh land that was capitalized in December 2003 and $25,000 and $0 in professional fees, respectively. During the six month periods ended June 30, 2005 and 2004, the Company capitalized approximately $88,000 and $141,000 of interest relating to the financing costs incurred for the portion of the Lehigh land that was capitalized in December 2003 and $35,000 and $15,000 in professional fees, respectively.

5.    NOTE PAYABLE - RELATED PARTY

      During January 2005, the Company's wholly-owned subsidiary, Lehigh, entered into an Assignment and Amendment Agreement (the "Assignment Agreement") related to that certain $1,400,000 Note Payable issued by Lehigh on December 22, 2003 to Stone Street Asset Management, LLC ("Stone Street"), a related party. Pursuant to the Assignment Agreement, Stone Street assigned its rights under the note to Cornell. In addition, Stone Street, Cornell and Lehigh agreed to defer the begining of the monthly payments due under the note of $35,546 per month for the period of one year, from January 1, 2005 to January 1, 2006.

6.    CONVERTIBLE DEBENTURES

      During January 2005, the Company and Cornell terminated a $3,300,000 convertible debenture issued to Cornell, a related party, by the Company on December 22, 2003. Upon the termination of the convertible debenture, the Company issued a $3,481,274 promissory note (the "Promissory Note") to Cornell, representing the sum of the unpaid balance of $3,300,000 and accrued interest of $181,274 through the date of the termination. The Promissory Note bears interest at a rate of five percent (5%) per annum, with interest due at maturity. The Promissory Note matures on December 22, 2008 and is collateralized by the Company's investment in its land held for development and sale located in Cranford, New Jersey. In order to record the reacquisition of the beneficial conversion feature related to the extinguishment of the convertible debenture, the Company recorded a net charge of $678,000 to additional paid in capital.

      ISSUANCE OF CONVERTIBLE DEBENTURE

      During May 2005, NuWave issued a $250,000 convertible debenture to Cornell, a related party. This debenture bears interest at a rate of twelve percent (12%) per annum, with interest due at maturity or upon conversion. This debenture matures in December 2006. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at $0.10 per share. At the option of the Company at any time, or upon maturity for any amounts not converted, the Company may redeem this convertible debenture and upon such, shall pay a twenty percent (20%) redemption premium to Cornell. NuWave paid fees of $25,000 and $5,000 to Cornell and an affiliate of Cornell, respectively, in connection with this transaction.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.    OTHER NON-CURRENT LIABILITIES

      The Company accrues interest payable on all of its debt obligations. For the convertible debentures, the interest is payable at maturity or redemption, if earlier, and such interest may be converted into the Company's common stock upon the conversion of the convertible debentures. For the $3,482,000 note payable, the interest is payable at maturity or redemption, if earlier. Accrued interest of approximately $28,000 on convertible debentures due before June 30, 2006 are classified as current, with the accrued interest on the remaining obligations, of approximately $77,000, classified as non-current on the condensed consolidated balance sheet at June 30, 2005.

      Under the terms of the amended $1,400,000 note payable, the Company accrues interest from the date of issue, December 22, 2003, through December 31, 2005. Pursuant to the terms of the amended note, the interest that accrues through June 30, 2005 will be capitalized to the balance of the note and then will be repaid in forty eight (48) equal installments of $35,546 per month, including interest at five percent (5%) per annum, which will fully repay the outstanding obligations under the note by January 2010. Accrued interest of approximately $106,000 is classified as non-current on the condensed consolidated balance sheet at June 30, 2005.

8.    STANDBY EQUITY DISTRIBUTION AGREEMENT

      In May 2004, NuWave entered into a Standby Equity Distribution Agreement (the "2004 Agreement") with Cornell which was terminated in January 2005. The Company entered into a new SEDA with Cornell on January 26, 2005 with substantially the same terms as the 2004 Agreement. Pursuant to the new SEDA, the Company may, at its discretion, periodically sell to Cornell registered shares of the Company's common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the SEDA, Cornell will pay NuWave ninety nine percent (99%) of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the five (5) days immediately following the notice date. Further, Cornell will retain an underwriting fee of ten percent (10%) of each advance under the SEDA. Pursuant to the terms of the new SEDA, the Company is restricted from raising capital from the sale of securities at a price less than the market price of the Company's common stock on the date of issuance or granting additional security interests in the Company's assets.

      The amount of each advance is limited to a maximum draw down of $1,000,000 every seven (7) trading days up to a maximum of $4,000,000 in any 30-day period. The amount available under the new SEDA is not dependent on the price or volume of the Company's common stock. The Company's ability to request advances is conditioned upon the Company having enough shares of common stock registered pursuant to the SEC rules and regulations. In addition, the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 9.9% of the Company's outstanding common stock. During April 2005, the Company issued 600,000 shares of common stock to Cornell under the new SEDA in exchange for gross proceeds of $25,000. NuWave paid fees of $2,500 and $500 to Cornell and an affiliate of Cornell, respectively. Approximately 133,000 shares remain with Cornell for assignment under future SEDA fundings.

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

      Summarized financial information for the three and six months ended June 30, 2005 and 2004 concerning the Company's reportable segments is shown in the following table:

                                                      THREE MONTHS ENDED JUNE 30, 2005
                                                              (IN THOUSANDS)
                                                               REAL ESTATE
                                               VIDEO & IMAGE   DEVELOPMENT
                                                TECHNOLOGY       AND SALE        TOTAL
                                                -----------    -----------    -----------
      Net sales from customers                  $        --    $        --    $        --
                                                ===========    ===========    ===========
      Loss from operations                      $        (7)   $      (163)   $      (170)
                                                ===========    ===========    ===========
      Interest expense                          $        35    $        30    $        65
                                                ===========    ===========    ===========
      Total identifiable assets                 $         4    $     3,014    $     3,018
                                                ===========    ===========    ===========
      Capital expenditures, including
       capitalized interest                     $        --    $        64    $        64
                                                ===========    ===========    ===========


                                                       SIX MONTHS ENDED JUNE 30, 2005
                                                              (IN THOUSANDS)
                                                               REAL ESTATE
                                               VIDEO & IMAGE   DEVELOPMENT
                                                TECHNOLOGY       AND SALE        TOTAL
                                                -----------    -----------    -----------
      Net sales from customers                  $        --    $        --    $        --
                                                ===========    ===========    ===========
      Loss from operations                      $       (28)   $      (371)   $      (399)
                                                ===========    ===========    ===========
      Interest expense                          $        69    $        50    $       119
                                                ===========    ===========    ===========
      Total identifiable assets                 $         4    $     3,014    $     3,018
                                                ===========    ===========    ===========
      Capital expenditures, including
      capitalized interest                      $        --    $       124    $       124
                                                ===========    ===========    ===========

                        NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.    SEGMENT DATA - CONTINUED

                                                     THREE MONTHS ENDED JUNE 30, 2004
                                                              (IN THOUSANDS)
                                                               REAL ESTATE
                                               VIDEO & IMAGE   DEVELOPMENT
                                                 TECHNOLOGY      AND SALE        TOTAL
                                                -----------    -----------    -----------
      Net sales from customers                  $        --    $        --    $        --
                                                ===========    ===========    ===========
      Loss from operations                      $       (76)   $       (90)   $      (166)
                                                ===========    ===========    ===========
      Interest expense                          $        42    $        57    $        99
                                                ===========    ===========    ===========
      Total identifiable assets                 $         5    $     3,438    $     3,443
                                                ===========    ===========    ===========
      Capital expenditures, including
      capitalized interest                      $        --    $       198    $       198
                                                ===========    ===========    ===========


                                                     SIX MONTHS ENDED JUNE 30, 2004
                                                             (IN THOUSANDS)
                                                               REAL ESTATE
                                               VIDEO & IMAGE   DEVELOPMENT
                                                 TECHNOLOGY      AND SALE        TOTAL
                                                -----------    -----------    -----------
      Net sales from customers                  $        --    $        --    $        --
                                                ===========    ===========    ===========
      Loss from operations                      $      (145)   $      (147)   $      (292)
                                                ===========    ===========    ===========
      Interest expense                          $        76    $        99    $       175
                                                ===========    ===========    ===========
      Total identifiable assets                 $        --    $     3,443    $     3,443
                                                ===========    ===========    ===========
      Capital expenditures, including
      capitalized interest                      $        --    $       293    $       293
                                                ===========    ===========    ===========


                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


10.   LEASE COMMITMENTS

      In May 2004, the Company entered into a five-year sublease agreement for the rental of 3,580 square feet of corporate office tower space in Jersey City, New Jersey. This rental agreement is effective as of July 1, 2004 and requires the Company to pay rent of approximately $7,000 and approximately $3,000 in shared building operating expenses, monthly. Through February 2005, the Company subleased one half of this space to a subtenant for approximately $5,000 per month. The Company's obligations under this lease are guaranteed by Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is related to Cornell and is a related party to the Company.

      The  approximate   future  minimum  lease  payments  under  the  Company's
non-cancelable operating lease in effect at June 30, 2005, are as follows:


                                                 Minimum Lease
                                                Payments Under
                   Period:                      Operating Lease
      --------------------------------------    ---------------
      Six months ended
      December 31,               2005                    39,000
      Year ended December 31,    2006                    78,000
      Year ended December 31,    2007                    78,000
      Year ended December 31,    2008                    78,000
      Six-months ended June 30,  2009                    40,000
                                                ---------------
                                 Total          $       313,000
                                                ===============

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


11.   PROPOSED MERGER TRANSACTION

      NuWave entered into a non-binding letter of intent with Corporate Strategies, Inc. ("Corporate Strategies") during June 2005, pursuant to which NuWave would acquire Corporate Strategies in a triangular merger. Under the agreement, Corporate Strategies would be merged into a newly formed subsidiary of NuWave and all of the shareholders of Corporate Strategies would exchange their shares in Corporate Strategies for restricted shares of NuWave.

      Pursuant to the letter of intent agreement, each Class A Common Stockholder of Corporate Strategies would receive one share of the Company's common stock, for three shares of Class A common stock of Corporate Strategies and the Company will issue and deliver a number of shares of convertible preferred stock of the Company to the Class B Common Stock holders of Corporate Strategies, which will effectively convert into 91% of the issued and outstanding common stock of the Company. As a result of the merger, the shareholders of Corporate Strategies will control NuWave.

      The Company has yet to reach a definitive agreement with Corporate Strategies and negotiations are ongoing.

12.   SUBSEQUENT EVENTS

      CONVERTIBLE DEBENTURE

      During July 2005, NuWave issued a $150,000 convertible debenture to Cornell, a related party. This debenture bears interest at a rate of twelve percent (12%) per annum, with interest due at maturity or upon conversion. This debenture matures in February 2006. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at $0.10 per share. At the option of the Company at any time, or upon maturity for any amounts not converted, the Company may redeem this convertible debenture and upon such, shall pay a twenty percent (20%) redemption premium to Cornell. NuWave paid fees of $15,000 and $5,000 to Cornell and an affiliate of Cornell, respectively, in connection with this transaction.

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

GOING CONCERN

      The Company's sales have declined from approximately $20,000 to $0 and $0 for each of the years 2003 and 2004 and the six month period ended June 30, 2005, respectively, as the Company has had difficulty securing buyers for its technology products in a very competitive environment and there have yet to be revenues realized from the sale of developed real estate properties. The Company has incurred net losses of approximately $790,000, $336,000 and $518,000 for the years 2003 and 2004 and for the six months ended June 30, 2005, respectively, resulting in a stockholders deficiency of approximately $2,901,000 at June 30, 2005, which raises substantial doubt about the Company's ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

PROPOSED MERGER AGREEMENT

      NuWave entered into a non-binding letter of intent with Corporate Strategies, Inc. ("Corporate Strategies") during June 2005, pursuant to which NuWave would acquire Corporate Strategies in a triangular merger. Under the agreement, Corporate Strategies would be merged into a newly formed subsidiary of NuWave and all of the shareholders of Corporate Strategies would exchange their shares in Corporate Strategies for restricted shares of NuWave.

      Pursuant to the letter of intent agreement, each Class A Common Stockholder of Corporate Strategies would receive one share of the Company's common stock, for three shares of Class A common stock of Corporate Strategies and the Company will issue and deliver a number of shares of convertible preferred stock of the Company to the Class B Common Stock holders of Corporate Strategies, which will effectively convert into 91% of the issued and outstanding common stock of the Company. As a result of the merger, the shareholders of Corporate Strategies will control NuWave.

      The Company has yet to reach a definitive agreement with Corporate Strategies and negotiations are ongoing.

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

      Certain of our significant accounting policies are summarized in Note 3 of our condensed consolidated financial statements at June 30, 2005. While all these significant accounting policies impact our financial condition and results of operations, NuWave views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on NuWave's condensed consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our condensed consolidated results of operations, financial position or liquidity for the periods presented in this report.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

      In May, 2005 the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes In Interim Financial Statements ("FAS No. 154"). Under FAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principles as a cumulative adjustment to net income in the period of the change permitted under APB No. 20 will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of FAS No. 154 will not apply to new accounting standards that contain specific transition provisions. FAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The early application of FAS No. 154 is permitted for accounting changes made in fiscal years that began after the issuance of FAS No. 154. The Company does not expect that SFAS No. 154 will have a material affect on its consolidated financial statements.

OVERALL FINANCIAL PERFORMANCE

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

      For the three months ended June 30, 2005, the Company reported a net loss of $235,000 as compared to a net loss of $265,000 for the three months ended June 30, 2004. This represented a $30,000 decrease in the Company's net loss.

      General and administrative expenses for the Company for the three months ended June 30, 2005 were $170,000, as compared to $166,000 for the three months ended June 30, 2004, an increase of $4,000 or 2%. During the three months ended June 30, 2005, there were decreases in compensation of approximately $20,000 offset by a charge of approximately $17,000 to establish a reserve against the collectability of an amount receivable. Rent expense increased by approximately $30,000 as the Company lost the rental income offset from the co-tenant in its office tower space. The Company allocated approximately $7,000 of these general and administrative expenses to the Video and Image Technology segment and approximately $163,000 to the Real Estate segment, for the three months ended June 30, 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

      For the six months ended June 30, 2005, the Company reported a net loss of $518,000 as compared to a net loss of $467,000 for the six months ended June 30, 2004. This represented a $51,000 increase in the Company's net loss.

      General and administrative expenses for the Company for the six months ended June 30, 2005 were $399,000, as compared to $292,000 for the six months ended June 30, 2004, an increase of $107,000 or 37%. This increase was primarily the result of increases in professional fees incurred in order to prepare the Company's financial reports and to support the Company's capital raising initiatives. During the six months ended June 30, 2005, there were increases in accounting fees of $83,000 and legal fees of $31,000, offset by decreases in other consulting fees of approximately $41,000. There were increases in rent of $43,000. primarily due to the Company's rental of office tower space in Jersey City. The Company allocated approximately $28,000 of these general and administrative expenses to the Video and Image Technology segment and approximately $371,000 to the Real Estate segment, for the six months ended June 30, 2005.

THE COMPANY WILL DISCUSS ITS TECHNOLOGY BUSINESS UNDER RESULTS OF OPERATIONS - VIDEO AND IMAGE TECHNOLOGY BUSINESS OPERATIONS AND WILL DISCUSS ITS REAL ESTATE DEVELOPMENT BUSINESS UNDER RESULTS OF OPERATIONS - REAL ESTATE OPERATIONS AND PLAN OF OPERATION - REAL ESTATE ACTIVITIES.

RESULTS OF OPERATIONS - VIDEO AND IMAGE TECHNOLOGY BUSINESS OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

      The Company recorded a net loss on the video and image technology segment of approximately $42,000 and $118,000 for the three month periods ended June 30, 2005 and 2004, respectively.

      The Company has had difficulty selling its video and image technology products. The market for the Company's technology products has been adversely affected by strong competition and price compression in the imaging and video electronics markets. On account of these difficulties, the Company has reduced the level of activity in this segment to a maintenance level There were no revenues for the three month period ended June 30, 2005 and 2004.

      General and administrative expenses for the technology business for the three months ended June 30, 2005 were $7,000, as compared to $76,000 for the three months ended June 30, 2004, a decrease of $69,000 or 91%. This decrease was the result of a lower percentage allocation of general and administrative expenses to the technology activities. Interest expense for non real estate operations for the three months ended June 30, 2005 were $35,000, as compared to $42,000 for the three months ended June 30, 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

      The Company recorded a net loss on the video and image technology segment of approximately $97,000 and $221,000 for the six month periods ended June 30, 2005 and 2004, respectively.

      The Company has had difficulty selling its video and image technology products. The market for the Company's technology products has been adversely affected by strong competition and price compression in the imaging and video electronics markets. On account of these difficulties, the Company has reduced the level of activity in this segment to a maintenance level. There were no revenues for the six month periods ending June 30, 2005 and 2004, respectively.

      General and administrative expenses for the technology business for the six months ended June 30, 2005 were $28,000, as compared to $145,000 for the six months ended June 30, 2004, a decrease of $117,000 or 81%. This decrease was the result of a lower percentage allocation of general and administrative expenses to the technology activities. Interest expense for non real estate operations for the six months ended June 30, 2005 were $69,000, as compared to $76,000 for the six months ended June 30, 2004.

RESULTS OF OPERATIONS - REAL ESTATE OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

      The  Company   recorded  a  net  loss  on  the  real  estate   segment  of
approximately $193,000 and $147,000 for the three month periods ended June 30, 2005 and 2004.

      During the three months ended June 30, 2005, our real estate activities incurred general and administrative expenses of approximately $163,000, which consisted principally of real estate taxes and maintenance expenses of approximately $31,000 and an allocation of other general and administrative expenses of approximately $132,000. During the three months ended June 30, 2004, the real estate activities incurred general and administration expenses of $90,000. Interest expense for the real estate activities was approximately $30,000 and $57,000 for the three months ended June 30, 2005 and 2004, respectively. In addition, the Company capitalized interest and development costs of $39,000 and $24,000, respectively, for the three months ended June 30, 2005 and $7,000 and $68,000, respectively, for the three month period ended June 30, 2004, respectively.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

      The Company recorded a net loss of $421,000 and $246,000 for the six month periods ended June 30, 2005 and 2004.

      During the six months ended June 30, 2005, our real estate activities incurred general and administrative expenses of approximately $371,000, which consisted principally of real estate taxes and maintenance expenses of approximately $47,000 and an allocation of other general and administrative expenses of approximately $324,000. During the six months ended June 30, 2004, the real estate activities incurred general and administration expenses of $147,000, representing real estate taxes of $30,000 and an allocation of other general and administrative expenses of approximately $115,000. Interest expense for the real estate activities was approximately $50,000 and $99,000 for the six months ended June 30, 2005 and 2004, respectively. In addition, the Company capitalized interest and development costs of $88,000 and $36,000, respectively, for the six months ended June 30, 2005 and $141,000 and $14,000, respectively, for the six month period ended June 30, 2004, respectively.

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

      NuWave is preparing a development plan for the property acquired on December 22, 2003. The Company will then determine whether to sell or further develop the property. The property acquired in April 2004 will not be developed and is in the process of being marketed by a real estate company for sale for a gain. To date, there have been no revenues from real estate activities. Revenues from development activities are not projected to be realized until late 2007 into mid 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company had cash balances on hand of $9,000 and $84,000 as of June 30, 2005 and December 31, 2004, respectively. The Company's future cash funding sources continue to be uncertain. The Company's primary cash needs are to fund ongoing operations, debt instruments and related interest when due and real estate development activities. The Company will defer any land development and construction expenditures until after it has arranged adequate funding. In order to obtain funding during the next twelve months, the Company intends to seek financing through a combination of sources. These sources might include, in addition to the Standby Equity Distribution Agreement, funding through the sale of securities, loans, property, finding a merger candidate and establishing joint venture or partner arrangements.

      On January 26, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell registered shares of the Company's common stock for a total purchase price of up to $30 million. For each share of common stock issued under the Standby Equity Distribution Agreement, Cornell will pay NuWave 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain an underwriting fee of 10% of each advance under the Standby Equity Distribution Agreement. Pursuant to the terms of the Standby Equity Distribution Agreement, the Company is restricted from raising capital from the sale of securities at a price less than the market price of the Company's common stock on the date of issuance or granting additional security interests in the Company's assets.

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

      During the six month period ended June 30, 2005, the Company had a net decrease in cash of $75,000. The Company's sources and uses of funds were as follows:

      CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $312,000 for the six months ended June 30, 2005, as compared to net cash used in operating activities of $150,000 for the six months ended June 30, 2004. This was primarily driven by a consolidated net loss of $518,000, offset by the receipt of proceeds of $50,000 from the sale of certain of the Company's state net operating losses and an increase in accounts payable, accrued liabilities and accrued interest of $108,000.

      CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $35,000 for the six months ended June 30, 2005, as compared to $152,000 for the same period in 2004, during which the Company purchased a real estate property for development. The decrease in cash used in investing activities was due to the Company not purchasing additional real estate parcels during the six months ended June 30, 2005.

      CASH USED IN FINANCING ACTIVITIES. Net cash flows from financing for the six months ended June 30, 2005 consisted primarily of the proceeds from the issuance of a convertible debenture to Cornell to provide the Company with operating capital. During the period ended June 30, 2004, the Company realized proceeds of $360,000 for the issuance of convertible debentures.

      At June 30, 2005, the Company had a negative net working capital position of approximately $830,000. The Company intends to monitor spending carefully until such time that new funding is arranged. Beyond the financing provided through the Standby Equity Distribution Agreement, NuWave is exploring other means of providing working capital that may include seeking joint venture partners, other lenders or even selling the Company.

      During April 2005, NuWave received net proceeds of approximately $22,000 under the Standby Equity Distribution by issuing 600,000 shares of common stock to Cornell. On May 5, 2005, NuWave received net proceeds of $220,000 from the issuance of a convertible debenture to Cornell. Any part of the principal amount of the convertible debenture, plus accrued interest, is convertible at Cornell's option any time up to maturity into shares of the Company's common stock at a fixed price per share equal to $0.10. The convertible debenture has a 210-day term, piggy-back registration rights and accrues interest at 12% per year.

      On July 20, 2005 NuWave Technologies, Inc. (the "Company") issued a $150,000 debenture (the "Debenture") to Cornell Capital Partners, LP ("Cornell"). Any part of the principal amount of the Debenture, plus accrued interest, is convertible at Cornell's option any time up to maturity into shares of the Company's common stock at a fixed price per share equal to $0.10. The Debenture has a 210-day term, has piggy-back registration rights and accrues interest at twelve percent (12%) per year.

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

      This material weakness is the lack of the necessary corporate accounting resources. At the current time, the Company's Chief Executive Officer, who is one of only two of the Company's full time employees, solely has the responsibility for receipts and disbursements. The Company employs a financial consultant to prepare the periodic financial statements and public filings. Reliance on these limited resources impairs our ability to provide for a proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. As the Company grows, and as resources permit, we project that the Company's Chief Executive Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley Section 404 compliance.

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

      There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During April 2005, NuWave received net proceeds of approximately $22,000 under the Standby Equity Distribution Agreement by issuing 600,000 shares of common stock to Cornell.

      On May 5, 2005, NuWave received net proceeds of $220,000 from the issuance of a convertible debenture to Cornell. Any part of the principal amount of the convertible debenture, plus accrued interest, is convertible at Cornell's option any time up to maturity into shares of the Company's common stock at a fixed price per share equal to $0.10. The convertible debenture has a 210-day term, piggy-back registration rights and accrues interest at 12% per year. In regard to this transaction, the facts relied on to make the exemption from registration provided by Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed above were: (1) the limited number of purchasers; (2) the sophistication or accreditation of the purchasers; (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.

      On July 20, 2005 NuWave Technologies, Inc. (the "Company") issued a $150,000 debenture (the "Debenture") to Cornell Capital Partners, LP ("Cornell"). Any part of the principal amount of the Debenture, plus accrued interest, is convertible at Cornell's option any time up to maturity into shares of the Company's common stock at a fixed price per share equal to $0.10. The Debenture has a 210-day term, has piggy-back registration rights and accrues interest at twelve percent (12%) per year.


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

                                       NUWAVE TECHNOLOGIES, INC.
                                                      (Registrant)



Date: August 19,  2005                 By: /s/ George Kanakis,
                                          -----------------------------------
                                          George Kanakis,
                                          President, Chief Executive Officer and
                                          Acting Principal Financial Officer


SIGNATURE                         TITLE                    DATE
---------------------------       -----------------        ---------------------

/s/ George Kanakis                Director                 August  19,  2005
---------------------------
George Kanakis


/s/ Gary Giannantonio             Director                 August 19,  2005
---------------------------
Gary Giannantonio