Form 10KSB/A
period 2004-12-31
NUWAVE TECHNOLOGIES INC
filed 2005-10-28
CIK 1009802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

                          1416 MORRIS AVENUE, SUITE 207
                             UNION, NEW JERSEY 07083
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (908) 851-2470
                (Issuer's telephone number, including area code)

                                 --------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

State issuer's revenues for its most recent fiscal year: $0

Aggregate market value of the voting stock held by non-affiliates based on the last sale price for such stock at April 8, 2005: $159,000.

The number of shares of Common Stock outstanding as of March 30, 2005: 2,062,013

Transitional Small Business Disclosure Format:  Yes [ ]   No  [X]

                           NUWAVE TECHNOLOGIES, INC.
                                  FORM 10-KSB/A

EXPLANATORY STATEMENT

We are filing this Amendment No. 1 on Form 10-KSB/A to provide additional information in regard to Item 8A, Controls and Procedures. As a result of changes to Item 8A, we are filing also new Certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's principal executive officer, who is also the acting principal financial officer, has evaluated the effectiveness of the Company's "disclosure controls and procedures", as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-KSB. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon his evaluation, the principal executive officer, who is also the acting principal financial officer, has concluded that the Company's disclosure controls and procedures, did contain a material weakness.

      This material weakness is the lack of the necessary corporate accounting resources. At the current time, the Company's Chief Executive Officer, who is one of only two of the Company's full time employees, solely has the responsibility for receipts and disbursements. The Company employs a financial consultant to prepare the periodic financial statements and public filings. Reliance on these limited resources impairs our ability to provide for a proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. Our Company's Chief Executive Officer has concluded that the disclosure controls and procedures are effective, even though there is the foregoing material weakness. This conclusion is based upon the following factors: (1) the business experience of our Chief Executive Officer, (2) The effective utilization of a senior level financial consultant and (3) the limited scope of our operations at this early stage in the Company's development. As the Company grows, and as resources permit, we project that the Company's Chief Executive Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley Section 404 compliance.

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

      Effective August 31, 2005, subsequent to the date of the filing of our Form 10-KSB, our Company was merged with Corporate Strategies, Inc. This merger was pursuant to a merger agreement dated August 31, 2005, as reported on our Form 8-K, reported on August 31, 2005. Pursuant to the merger, Mr. George D. Kanakis, our President and CEO, has resigned as the sole officer of the Company. Mr. Timothy J. Connolly and Mr. A. P. Shukis have replaced Mr. Kanakis as Chief Executive Officer and Chief Financial Officer, respectively. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures, although still containing the above described material weakness, have been improved and for the reasons outlined above, remain effective.

      There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NUWAVE TECHNOLOGIES, INC.
                                         (Registrant)


Date: October 28, 2005                 By: /s/ Timothy J. Connolly
                                           -------------------------------------
                                           Timothy J. Connolly,
                                           Chief Executive Officer
                                           Principal Executive Officer


Date: October 28, 2005                 By: /s/ A. P. Shukis
                                           -------------------------------------
                                           A. P. Shukis,
                                           Chief Financial Officer
                                           Principal Financial Officer