Form 10QSB/A
period 2005-03-31
NUWAVE TECHNOLOGIES INC
filed 2005-10-28
CIK 1009802

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

                            NUWAVE TECHNOLOGIES, INC.
                                  FORM 10-QSB/A

EXPLANATORY STATEMENT

We are filing this Amendment No. 2 on Form 10-QSB/A to provide additional information in regard to Item 3, Controls and Procedures. As a result of changes to Item 3, we are filing also new Certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

      Effective August 31, 2005, subsequent to the date of the filing of our Form 10-QSB, our Company was merged with Corporate Strategies, Inc. This merger was pursuant to a merger agreement dated August 31, 2005, as reported on our Form 8-K, reported on August 31, 2005. Pursuant to the merger, Mr. George D. Kanakis, our President and CEO, has resigned as the sole officer of the Company. Mr. Timothy J. Connolly and Mr. A. P. Shukis have replaced Mr. Kanakis as Chief Executive Officer and Chief Financial Officer, respectively. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures, although still containing the above described material weakness, have been improved and for the reasons outlined above, remain effective.

      There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

      We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial Officer has concluded that such controls and procedures are effective at the "reasonable assurance" level. However, we do not currently have any operating businesses.

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