Form 10QSB/A
period 2005-06-30
NUWAVE TECHNOLOGIES INC
filed 2005-10-28
CIK 1009802

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

    For the transition period from __________________ to ____________________

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

                            NUWAVE TECHNOLOGIES, INC.
                                  FORM 10-QSB/A

EXPLANATORY STATEMENT

We are filing this Amendment No. 1 on Form 10-QSB/A to provide additional information in regard to Item 3, Controls and Procedures. As a result of changes to Item 3, we are filing also new Certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 of this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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