Form 10QSB
period 2005-09-30
NUWAVE TECHNOLOGIES INC
filed 2005-11-21
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                                1934, AS AMENDED:

                For the Quarterly Period Ended September 30, 2005

                         ------------------------------

                           Commission File No. 0-28606

                         ------------------------------

                            NUWAVE TECHNOLOGIES, INC.
                            -------------------------
                      (Exact Name Of Small Business Issuer)

              Florida                                 65-0847995
              -------                                 ----------
  (State or Other Jurisdiction                    (I.R.S. Employer
 of Incorporation or Organization)              Identification Number)

 109 North Post Oak Lane, Suite 422
           Houston, Texas                                77024
           --------------                                -----
(Address of Principal Executive Offices)                (Zip Code)

Issuer's telephone number, including area code        (713) 621-2737
                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes[x] No[ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes[x] No[ ]

The number of shares of common stock issued and outstanding as of September 30, 2005 was 22,710,816.

Transitional Small Business Disclosure Format (check one).

                                  Yes[ ] No[x]

                                     PART I

                              FINANCIAL INFORMATION

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

              INDEX TO UNAUDITED CONSOLIDATED FINANCIALS STATEMENTS

                                    CONTENTS

                                                                         Page(s)
                                                                         -------

Unaudited Consolidated Balance Sheet as of September 30, 2005                  2

Unaudited Consolidated Statements of Operations
  for the Nine Months Ended September 30, 2005 and 2004                        3

Unaudited Consolidated Statements of Operations
  for the Three Months Ended September 30, 2005 and 2004                       4

Unaudited Consolidated Statements of Cash Flows
  for the Nine Months Ended September 30, 2005 and 2004                        5

Notes to Unaudited Consolidated Financial
  Statements as of September 30, 2005                                       6-12

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and cash equivalents                                                     $   483,582
  Purchased accounts receivable                                                     159,515
  Other accounts receivable                                                          48,166
  Notes receivable                                                                  111,315
  Note receivable-affiliated company                                                463,343
  Investment in marketable securities                                               647,425
  Deferred tax asset                                                                 19,105
  Deferred expenses                                                                 137,981
  Prepaid expense                                                                    84,473
                                                                                -----------
  Total current assets                                                            2,154,905
                                                                                -----------

NONCURRENT ASSETS
  Land held for development and sale                                              2,890,426
  Investments                                                                        14,819
  Fixed assets, net                                                                 124,775
                                                                                -----------
  Total noncurrent assets                                                         3,030,020
                                                                                -----------
TOTAL ASSETS                                                                    $ 5,184,925
                                                                                ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
  Notes payable                                                                 $   339,206
  Accounts payable                                                                  251,942
  Accrued liabilities                                                               209,469
  Convertible debentures                                                            855,260
  Current tax liability                                                              14,055
  Due to clients                                                                    249,037
                                                                                -----------
  Total current liabilities                                                       1,918,969
                                                                                -----------

NONCURRENT LIABILITIES
  Convertible debentures                                                          1,700,000
  Secured notes payable                                                           4,631,605
  Accrued interest payable                                                          331,679
  Deferred tax liability                                                             22,148
                                                                                -----------
  Total noncurrent liabilities                                                    6,685,432
                                                                                -----------
  Minority interest                                                                      --
                                                                                -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Preferred Stock, par value $.01, 2,000,000 shares authorized:

     Series A Convertible Preferred Stock, noncumulative, $.01 par value;
       400,000 shares authorized; none issued                                            --

     Series B Convertible Preferred Stock, 100,000 shares authorized;
       100,000 shares issued and outstanding; no liquidation or redemption
        value                                                                         1,000

     Series C Preferred stock; liquidation preference of $855,000 redeemable at $1,500 per share at Company option, cumulative dividends of $120.00 per share per year, non-voting, par value $.01, 1,000
       shares authorized, 570 shares issued and outstanding                               6

  Common stock, $.001 par value; 140,000,000 shares authorized;
     22,710,816 shares issued and outstanding                                        22,711

  Additional paid-in capital                                                      1,174,344

  Retained deficit                                                               (4,617,537)
                                                                                -----------
  Total shareholders' deficit                                                    (3,419,476)
                                                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                     $ 5,184,925
                                                                                ===========

                     The accompanying notes are an integral
           part of these unaudited consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2005 AND 2004

--------------------------------------------------------------------------------

                                                       2005            2004
                                                   ------------    ------------
REVENUE
  Commission income                                $    834,415    $    856,283
  Discount income                                       136,987         120,181
  Consulting revenue                                    132,000          90,270
  Marketable securities gain                             78,517         229,796
  Other income                                              735           7,350
                                                   ------------    ------------
  Total revenue                                       1,182,654       1,303,880
                                                   ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and benefits                                 522,044         390,776
  Commission and loan processing                        512,389         468,022
  Advertising                                           140,158         115,662
  Business development, travel and entertainment        109,042          51,682
  Rent                                                   98,481          46,720
  Depreciation and amortization                          34,622          23,960
  Professional fees                                     274,200         187,587
  Other                                                 170,340         106,315
                                                   ------------    ------------
  Total general and administrative expenses           1,861,276       1,390,724
                                                   ------------    ------------

OTHER (INCOME) EXPENSE
  Minority interest                                      (1,000)        (14,476)
  Interest expense                                      202,167         350,923
  Other expense                                          19,469          47,270
  Other income                                          (90,547)             --
  Interest income                                       (21,739)        (18,645)
  Merger expense                                      3,020,787              --
                                                   ------------    ------------
  Total other income                                  3,129,137         365,072
                                                   ------------    ------------
  Loss before income tax                             (3,807,759)       (451,916)
                                                   ------------    ------------

INCOME TAX PROVISION
  Current income tax expense (benefit)                       --         (39,000)
  Deferred income tax expense (benefit)                (102,651)         27,062
                                                   ------------    ------------
  Total income tax provision (benefit)                 (102,651)        (11,938)
                                                   ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS                  (3,705,108)       (439,978)
                                                   ------------    ------------
DISCONTINUED OPERATIONS
  Loss from discontinued operations                      26,791              --
  Provision for income tax expense                           --              --
                                                   ------------    ------------
  Net loss from discontinued operations                  26,791              --
                                                   ------------    ------------
NET LOSS                                             (3,731,899)       (439,978)

  Preferred dividends paid                               45,128          55,039
                                                   ------------    ------------

LOSS APPLICABLE TO COMMON SHARES                   $ (3,777,027)   $   (495,017)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.19)   $      (0.02)
                                                   ============    ============

Basic and diluted average shares outstanding         20,247,868      20,247,868
                                                   ============    ============

                    The accompanying notes are an integral
           part of these unaudited consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2005 AND 2004

--------------------------------------------------------------------------------


                                                       2005            2004
                                                   ------------    ------------
REVENUE
  Commission income                                $    235,146    $    272,225
  Discount income                                        38,379          47,558
  Consulting revenue                                     15,000          29,500
  Marketable securities gain (loss)                    (116,047)        167,078
  Other income                                               --           3,850
                                                   ------------    ------------
  Total revenue                                         172,478         520,211
                                                   ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and benefits                                 193,985         128,900
  Commission and loan processing                        141,678         162,318
  Advertising                                            50,621          42,490
  Business development, travel and entertainment         27,632          18,276
  Rent                                                   37,105          16,092
  Depreciation and amortization                          12,867           8,716
  Professional fees                                     112,287          89,691
  Other                                                  41,613          36,913
                                                   ------------    ------------
  Total general and administrative expenses             617,788         503,396
                                                   ------------    ------------

OTHER (INCOME) EXPENSE
  Minority interest                                        (250)          2,832
  Interest expense                                       60,100         113,799
  Other expense                                          (5,543)             --
  Other income                                          (44,030)             --
  Interest income                                       (16,206)        (14,605)
  Merger expense                                      3,020,787              --
                                                   ------------    ------------
  Total other income                                  3,014,858         102,026
                                                   ------------    ------------
  Loss before income tax                             (3,460,168)        (85,211)
                                                   ------------    ------------

INCOME TAX PROVISION
  Current income tax expense (benefit)                       --         (39,000)
  Deferred income tax expense (benefit)                (163,858)         62,291
                                                   ------------    ------------
  Total income tax provision (benefit)                 (163,858)         23,291
                                                   ------------    ------------

NET LOSS FROM CONTINUING OPERATIONS                  (3,296,310)       (108,502)
                                                   ------------    ------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                      48,698              --
  Provision for income tax expense                           --              --
                                                   ------------    ------------
  Net loss from discontinued operations                  48,698              --
                                                   ------------    ------------

NET LOSS                                             (3,345,008)       (108,502)

  Preferred dividends paid                               15,068          16,733
                                                   ------------    ------------

LOSS APPLICABLE TO COMMON SHARES                   $ (3,360,076)   $   (125,235)
                                                   ============    ============
Basic and diluted loss per share                   $      (0.17)   $      (0.01)
                                                   ============    ============
Basic and diluted average shares outstanding         20,247,868      20,247,868
                                                   ============    ============

                    The accompanying notes are an integral
           part of these unaudited consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

--------------------------------------------------------------------------------

                                                                 2005           2004
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(3,731,899)   $  (439,978)
  Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  34,622         23,960
    Amortization of deferred expenses                              95,509
    Minority interest                                                  --        (14,476)
    Loss from discontinued operations                              26,791             --
    Non-cash merger expenses                                    2,984,596             --
    Non-cash expense for redemption of preferred stock             18,163             --
    Non-cash interest expense                                     100,000        325,000
    Non-cash expenses                                               5,522        (25,208)
    Non-cash income                                               (40,000)            --
    Non-cash deferred taxes                                       (83,546)            --
  (Increase) decrease in assets:
    Purchased accounts receivable                                 421,759        (92,573)
    Other accounts receivable                                       1,057        (52,983)
    Accounts receivable-shareholder                                    --         37,500
    Notes receivable                                             (136,126)      (174,563)
    Deferred tax asset                                            (19,105)       (39,000)
    Prepaid and other                                             (38,554)       (40,549)
    Investment in marketable securities                           373,520       (293,847)
    Deferred expenses                                                  --         16,692
  Increase (decrease) in liabilities:
    Accounts payable                                                1,305         16,453
    Accrued liabilities                                            21,905           (448)
    Margin loans                                                 (392,891)            --
    Current tax liability                                              --        (13,883)
    Due to clients                                                227,576        (17,208)
    Accrued interest                                               63,684             --
                                                              -----------    -----------
      Net cash used in operating activities                       (66,112)      (785,111)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets                                       (94,365)       (43,379)
  Cash received in merger                                          35,853             --
                                                              -----------    -----------
      Net cash used in investing activities                       (58,512)       (43,379)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on note payable                              (73,809)        (9,463)
  Net proceeds from sale of convertible debentures                335,000      1,135,000
  Net proceeds from issuance of common stock                           --        270,150
  Proceeds from issuance of stock to minority interest              1,000             --
  Preferred dividends paid                                        (45,128)       (55,039)
                                                              -----------    -----------
      Net cash provided by financing activities                   217,063      1,340,648
                                                              -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          92,439        512,158
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    391,143        306,562
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   483,582    $   818,720
                                                              ===========    ===========

SUPPLEMENTAL INFORMATION
  Interest paid                                               $     8,856    $    10,991
  Taxes paid                                                           --         40,945
  Redemption of preferred stock:
      Decrease in accounts receivable                             (43,500)       (50,238)
      Increase in accounts payable                                     --        (65,530)
      Decrease in paid-in capital                                  25,337        115,768
  Net liabilities of subsidiary distributed to shareholders        44,697             --
  Non-cash assets acquired in merger                            3,128,348             --
  Non-cash liabilities acquired in merger                       6,112,387             --
  Non-cash capitalized interest                                     6,419             --
  Non-cash merger expenses                                      2,984,596             --
  Preferred and common stock issued in merger                       1,005             --
  Increase in deferred expenses                                    65,000        165,000
  Additional minority investment                                       --          8,330
  Increase in common stock and reduction of additional
    paid-in capital for stock split and change in par value            --         17,380
  Increase in additional paid-in capital for beneficial
    conversion feature                                            100,000        325,000

                    The accompanying notes are an integral
           part of these unaudited consolidated financial statements.

                   NUWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

NOTE 1 - DESCRIPTION OF MERGER AND RELATED EVENTS

      On August 31, 2005, NuWave Technologies, Inc. (the "Company" or "NuWave") entered into a merger agreement (the "Agreement") with Strategies Acquisition Corp., a wholly-owned subsidiary of the Company ("SPV"), Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies ("Shareholders"), whereby SPV merged with and into Corporate Strategies, with Corporate Strategies remaining as the surviving corporation and continuing its corporate existence under the laws of the State of Delaware and as a wholly-owned subsidiary of the Company (the "Merger"). The separate existence of SPV has ceased.

      Pursuant to the terms of the Agreement, the Company issued one (1) share of its common stock ("Common Stock"), par value $0.001 per share, to each holder of Corporate Strategies Class A common stock in exchange for two (2) shares of Corporate Strategies Class A common stock, par value $0.001 per share. Second, the Company issued one (1) share of the Company's Series C preferred stock ("Series C Preferred"), par value $0.01 per share, to each holder of Corporate Strategies Series A preferred stock for one (1) share of Corporate Strategies Series A preferred stock, par value $0.001 per share.

      The Company issued and delivered shares of its Series B convertible preferred stock ("Series B Preferred") to each holder of Corporate Strategies Class B common stock so that effectively upon conversion of the Series B Preferred into common shares, the common shares issued upon conversion shall be equal to ninety-five percent (95%) of the issued and outstanding stock of the Company (calculated on a fully diluted basis as of the date of the Merger, following the issuance of all the Merger Consideration (as such term is defined in the Agreement) and after giving effect to such conversion, but not including any shares of Common Stock issuable upon conversion of any then outstanding Company convertible debentures). Therefore, the Merger Consideration for the Common Stock, Series C Preferred and Series B Preferred was the Corporate Strategies Class A common, Series A preferred and Class B common, respectively. The number of shares issued to the Shareholders in connection with the Merger was based upon a determination by the Company's Board of Directors (the "Board").

The Series B Preferred shareholders and the holders of the Common Stock vote together and the Shares of Series B Preferred shall be counted on an "as converted" basis, thereby giving the Series B Preferred Shareholders control of the Company. The transaction is being accounted for as a reverse acquisition since control of the Company has passed to the shareholders of the acquired company (Corporate Strategies).

The accompanying consolidated financial statements presented in this report should be read in conjunction with Corporate Strategies' audited consolidated financial statements and footnotes for the year ended December 31,2004 which are included in the Company's Current Report on Form-8K/A as filed with the U.S. Securities and Exchange Commission on November 14, 2005.

NOTE 2 - REAL ESTATE DEVELOPMENT BUSINESS SEGMENT

In December 2003 NuWave purchased a parcel of land in New Jersey from a related entity and intends to develop and sell residential units. In April 2004, NuWave acquired land and building that it intends to develop and sell.

NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See footnotes to financial statements for Corporate Strategies described in Note 1 above for other significant accounting policies which have not changed.

Land Held for Development and Sale

      Land held for development and sale is stated at the seller's historical cost basis, plus the costs of improvements.

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

NOTE 4 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of NuWave have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Since Corporate Strategies is the surviving entity of the reverse merger, the financial reports include the unaudited consolidated balance sheet at September 30, 2005 and the results of operations for the month of September 2005 for NuWave and its consolidated subsidiaries, and the operations of Corporate Strategies for the eight (8) months ended August 31, 2005. The unaudited statement of operations for the period ended September 30, 2004 are those of Corporate Strategies.

The unaudited condensed consolidated financial statements include the accounts of NuWave Technologies, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2004 for Corporate Strategies, Inc., which were filed on the Company's Current Report on Form 8-K/A on November 14, 2005.

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

During 2003 and 2004, the Company issued, to four (4) individuals, five (5) convertible debentures totaling $480,000 with substantially the same terms and conditions. These debentures bear interest at a rate of five percent (5%) per annum, with interest due at maturity or upon conversion. Debentures in the amount of $280,000 mature in December 2005, $100,000 matures in January 2006 and $100,000 matures in October 2006. On the second anniversary date of issuance, the Company has the option of paying all the unpaid principal and accrued interest on the unconverted debentures or converting the debentures into common stock. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) one hundred twenty percent (120%) of the initial bid price, or
(b) eighty percent (80%) of the lowest closing bid price for the five days immediately preceding the conversion date. In addition, the Company may redeem, with fifteen (15) days advance notice, a portion or all of this outstanding debenture at 110% of the dollar value of the amount redeemed plus accrued interest.

During May and July 2005, the Company issued a $250,000 and a $150,000 convertible debenture with the same terms to Cornell Capital Partners, LP. These debentures bear interest at a rate of twelve percent (12%) per annum, with interest due at maturity or upon conversion. The $250,000 debenture matures in December 2005 and the $150,000 debenture matures in February 2006. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at $0.10 per share. At the option of the Company at any time, or upon maturity for any amounts not converted, the Company may redeem this convertible debenture and upon such, shall pay a twenty percent (20%) redemption premium to Cornell.

On May 6, 2004, the Company entered into a Security Purchase Agreement with Cornell Capital Partners, LP ("Cornell") for the sale of $1,200,000 of 5% Secured Convertible Debentures. The debentures, along with unpaid interest are convertible, at the option of the holder, into Class A common stock at a conversion price equal to the lesser of 120% of the initial bid price of the common stock or 80% of the closing bid price as listed on a principal market. On the second anniversary date of issuance, the Company has the option of paying all the unpaid principal and accrued interest on the unconverted debentures or converting the debentures into common stock. The Company also has the right to redeem the debentures, in whole or part, at any time for 120% of the face amount of the debentures plus accrued interest. The debentures are secured by all of the Company's assets. At closing $400,000 of the debentures were issued and funded. The second $400,000 was funded in September, 2004. The final $400,000 was funded in April, 2005.

On June 29, 2004, the Company entered into an agreement with iVoice, Inc. for the sale of $500,000 of 5% Secured Convertible Debentures. Proceeds were received and the debentures issued at the closing date. The redemption and convertibility terms are identical with the securities discussed in the paragraph above. These debentures have been sold to Cornell Capital LP.

During January 2005, the Company and Cornell terminated a $3,300,000 convertible debenture issued to Cornell, by the Company on December 22, 2003. Upon the termination of the convertible debenture, the Company issued a $3,481,274 promissory note (the "Promissory Note") to Cornell, representing the sum of the unpaid balance of $3,300,000 and accrued interest of $181,274 through the date of the termination. The Promissory Note bears interest at a rate of five percent (5%) per annum, with interest due at maturity. The Promissory Note matures on December 22, 2008 and is collateralized by the Company's investment in its land held for development and sale located in Cranford, New Jersey.

During January 2005, the Company's wholly-owned subsidiary, Lehigh Acquisition Corp. ("Lehigh"), entered into an Assignment and Amendment Agreement (the "Assignment Agreement") related to that certain $1,400,000 Note Payable issued by Lehigh on December 22, 2003 to Stone Street Asset Management, LLC ("Stone Street"). Pursuant to the Assignment Agreement, Stone Street assigned its rights under the note to Cornell. As issued, the note provided for the payment of sixty
(60) equal monthly installments of principal and interest of $27,741 beginning on January 1, 2006, maturing on January 10, 2010 and secured through a second mortgage on the land. The Note Payable bears interest at a rate of five percent (5%) per annum.

Annual maturities of notes payable and convertible debentures at September 30, 2005 are as follows:

   Period Ending September 30,                Amount
   --------------------------              -----------

           2006                            $ 1,220,953
           2007                              1,564,995
           2008                              4,160,542
           2009                                294,271
           2010                                310,050
                                           -----------

                                             7,550,081

   Less: unamortized debt discount             (24,740)
                                           -----------
   Total note payable and convertible
       debentures                          $ 7,526,071
                                           ===========

NOTE 6  DESCRIPTION OF CAPITAL STOCK

The current authorized capital stock of the Company consists of One Hundred Forty Million (140,000,000) shares of Common Stock, par value $0.001 per share, One Hundred Thousand (100,000) shares of convertible Series B Preferred, par value $0.01 per share and One Thousand (1,000) non-voting shares of Series C Preferred, par value $0.01 per share. As of September 30, 2005, 22,710,816 shares of Common Stock, One Hundred Thousand (100,000) shares of Series B Preferred and 570.199 shares of Series C Preferred stock were issued and outstanding. The following description is a summary of the capital stock and contains the material terms of voting capital stock.

Each share of Common Stock entitles the holder to one (1) vote on each matter submitted to a vote of our shareholders, including the election of Directors. There is no cumulative voting. Subject to preferences that may be applicable to any outstanding preferred stock, Shareholders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors. Shareholders have no preemptive, conversion or other subscription rights.

The Company is authorized to issue Two Million (2,000,000) shares of preferred stock. As a class, the holders of the Company's Series B Preferred shall, collectively, be entitled to cast a number of votes equal to ninety-five percent (95%) of the total issued and outstanding voting stock of the Company on all matters submitted to the Shareholders for approval, which votes shall be distributed among the holders of Series B Preferred on a pro rata basis based upon the number of shares of Series B Preferred held by such respective holders. The holders of shares of the Series B Preferred shall be entitled to vote on all matters on which the Common Stock shall be entitled to vote. The Series C Preferred shares have no voting rights, except as required under Delaware General Corporation Law.

NOTE 7 - WARRANTS AND STOCK OPTIONS

At September 30, 2005 warrants were outstanding to purchase 200,000 shares of the Company's common stock for $1.00 per common share. The warrants expire in September 2008. At September 30, 2005, warrants were outstanding to purchase 3,100 shares of the Company's common stock at a weighted average price of $38.39 per common share. The warrants expire in January through October 2007.

There are no stock options outstanding.

NOTE 8 -INCOME TAXES

The Company will file a consolidated tax return with its subsidiaries. NuWave Technologies, Inc. pre-merger has federal net operating loss carryforwards ("NOL") of approximately $28,185,000 which will expire in years 2010-2024, and unused state NOL's of $9,914,000 which will expire in years 2007 to 2011. The Company's federal net operating loss carryforward will be subject to significant annual limitations which will reduce or defer the utilization of the loss as a result of ownership change as defined in Section 382 of the Internal Revenue Code.

The net deferred tax assets that would result from use of net operating loss carryforwards discussed above have been fully reserved for in the financial statements.

NOTE 9 - CONCENTRATION

The $1,700,000 convertible debentures, the $4,631,605 secured notes payable and $400,000 of the $855,260 convertible debentures classified as a current liability on the balance sheet are owed to a single creditor, Cornell Capital Partners, LP.

Substantially all of the land held for development and sale relates to a parcel of land in New Jersey purchased from a related party.

NOTE 10 - SEGMENTS

The Company has four (4) segments: (i) mortgage brokerage (through its 85% owned subsidiary, Aim American Mortgage, Inc., and subsidiary, which originates non-government insured loans in Texas), (ii) equipment leasing through CSI Business Finance, Inc., the former wholly-owned subsidiary of Corporate Strategies, Inc. (distributed to the shareholders of Corporate Strategies, Inc. effective September 1, 20005), and is treated as a discontinued operation in the financial statements), (iii) consultant and turnaround services and (iv) real estate development.

Corporate Strategies helps micro cap public and private companies accelerate growth, provides management restructuring and turnaround expertise, and in select cases, makes direct investments in its client companies.

The Company evaluates segment performance and allocates resources based on several factors, of which revenue and income before federal income tax are the primary financial measures. The accounting policies of the reportable segments are the same as those described in the footnote entitled "Summary of Significant Accounting Policies" in the Note 3 of these to the Consolidated Financial Statements.

                                                                           Consulting
                                            Mortgage       Equipment     and Turnaround    Real Estate
                                           Brokerage      Leasing (1)       Services       Development        Total
                                          -----------    ------------    --------------   --------------   -----------

Nine (9) Months Ended September 30,2004

Revenue                                   $   834,435    $         --    $     469,445              --     $ 1,303,880
Interest expense/(income)                      (6,505)             --          338,783              --     $   332,278
Income before income tax                     (144,183)             --         (307,733)             --     $  (451,916)
Segment assets                                354,161              --        2,149,106              --     $ 2,503,267
Additions to long-term assets                  34,938              --            8,441              --     $    43,379
Depreciation                                   11,512              --           12,448              --     $    23,960

Nine (9) Months Ended September 30,2005

Revenue                                   $   829,986    $    117,793    $     352,668              --     $ 1,300,447
Interest expense/(income)                      (2,978)          6,371          147,610            35,796   $   186,799
Income (Loss) before income tax              (145,474)        (26,791)        (601,956)       (3,060,329)  $(3,834,550)
Segment assets                                148,321         363,336        1,841,075         3,195,529   $ 5,548,261
Additions to long-term assets                   2,483           1,000           85,463             6,419   $    95,365
Depreciation and Amortization                  17,626             223           16,996              --     $    34,845

(1) There are no amounts presented for September 30, 2004 as operations commenced in the fourth quarter of 2004. The subsidary was distributed to shareholders of Corporate Strategies on August 25, 2005. Operation of this subsidary is reflected as discontinued operations in the financial statements.

(2) The real estate development segment relates to operations acquired from NuWave in the merger transaction in August 2005. Operations for September 2005 are included in this table.


NOTE 11 - STANDBY EQUITY DISTRIBUTION AGREEMENT

On January 26, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, and at the same time, terminated the former Standby Equity Distribution Agreement, dated May 2004. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock ("Common Stock") for a total purchase price of up to $30.0 million; the purchase commitment. For each share of Common Stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will pay 99% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our Common Stock is traded for the five (5) days immediately following the notice date.

The Company may request advances under the Standby Equity Distribution Agreement after the underlying shares are registered with the U.S. Securities and Exchange Commission. Thereafter, they may continue to request advances until Cornell Capital Partners, LP has advanced $30.0 million or twenty four (24) months after the effective date of the accompanying registration statement, whichever occurs first.

In addition, the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners, LP owning more than 9.9% of our outstanding common stock.

Cornell Capital Partners, LP is permitted to terminate the Standby Equity Distribution Agreement if (i) there is a stop order or suspension of the effectiveness of this registration statement for 50 trading days or (ii) NuWave fails to materially comply with certain covenants, which include the following:

      o Maintaining a quotation of the Common Stock on the Over-the-Counter Bulletin Board,

      o Maintaining NuWave's status as a public company under Section 12(g) of the Securities Act of 1934,

      o Delivering instructions to the transfer agent to issue shares in connection with an advance notice,

      o Failing to notify Cornell Capital Partners, LP of events impacting the registration of the stock to be issued, including the issuance of a stop order,

      o Issuing stock or convertible securities at a price less than the market price of our Common Stock on the date of issuance, or

      o Merging or consolidating NuWave with another company where the acquiring entity does not assume NuWave's obligations under the Standby Equity Distribution Agreement.

We cannot predict the actual number of shares of Common Stock that will be issued pursuant to the Standby Equity Distribution Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction - Forward Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), NuWave Technologies,Inc. Inc. and its subsidiaries (collectively, the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the U.S. Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The Merger

On August 31, 2005 NuWave Technologies, Inc. (the "Company") entered into a merger agreement (the "Agreement") with Strategies Acquisition Corp., a wholly-owned subsidiary of the Company ("SPV"), Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies listed therein ("Shareholders"), whereby SPV merged with and into Corporate Strategies, with Corporate Strategies remaining as the surviving corporation and continuing its corporate existence under the laws of the State of Delaware and as a wholly-owned subsidiary of the Company (the "Merger"). The separate existence of SPV has ceased.

      Pursuant to the terms of the Agreement, the Company issued one (1) share of its common stock ("Common Stock"), par value $0.001 per share, to each holder of Corporate Strategies Class A common stock in exchange for two (2) shares of Corporate Strategies Class A common stock, par value $0.001 per share. Second, the Company issued one (1) share of the Company's Series C preferred stock ("Series C Preferred"), par value $0.01 per share, to each holder of Corporate Strategies Series A preferred stock for one (1) share of Corporate Strategies Series A preferred stock, par value $0.001 per share.

      The Company issued and delivered shares of its Series B convertible preferred stock ("Series B Preferred") to each holder of Corporate Strategies Class B common stock so that effectively upon conversion of the Series B Preferred into common shares, the common shares issued upon conversion shall be equal to ninety-five percent (95%) of the issued and outstanding stock of the Company (calculated on a fully diluted basis as of the date of the Merger, following the issuance of all the Merger Consideration (as such term is defined in the Agreement) and after giving effect to such conversion, but not including any shares of Common Stock issuable upon conversion of any then outstanding Company convertible debentures). Therefore, the Merger Consideration for the Common Stock, Series C Preferred and Series B Preferred was the Corporate Strategies Class A common, Series A preferred and Class B common, respectively. The number of shares issued to the Shareholders in connection with the Merger was based upon a determination by the Company's Board of Directors (the "Board").

The Series B Preferred Shareholders and the holders of the Common Stock vote together and the Series B Preferred shall be counted on an "as converted" basis, thereby giving the Series B Preferred Shareholders control of the Company. The transaction is being accounted for as a reverse acquisition since control of the Company has passed to the shareholders of the acquired company (Corporate Strategies).

The accompanying unaudited consolidated financial statements presented in this report should be read in conjunction with Corporate Strategies' audited consolidated financial statements and footnotes for the year ended December 31, 2004 which are included in the Form-8K/A filed August 31,2005.

PLAN OF OPERATIONS

The Company has been historically focused on technology sales and real estate development. On August 31, 2005, the Company entered into a reverse merger agreement with Corporate Strategies and discontinued all technology sales activities. The Company intends to develop and sell the Company's real estate investments, and focus on the business activities of Corporate Strategies going forward.

Corporate Strategies helps micro cap public and private companies accelerate growth, provides management restructuring and turnaround expertise, and in select cases, makes direct investments in its client companies. It has two primary operating subsidiaries, Corporate Strategies, Inc. and Aim American Mortgage, Inc. The Company intends to dedicate its resources to the growth of Corporate Strategies as we believe the market for serving the micro cap public company market has significant growth potential, while the mortgage markets served by our subsidiary Aim American Mortgage, Inc. are slowing due to higher interest rates and slower demand.

Corporate Strategies markets its services to hedge funds, institutional investors, and banks who have significant exposure in troubled micro cap public companies. These companies are typically in financial difficulty, may be in default of lending or equity agreements, and facing bankruptcy or liquidation if their operations are not turned around. The Company believes that the large amount of capital invested in the micro cap public market over the last three
(3) years will result in significant growth opportunities for services in restructuring and turnaround management.

Corporate Strategies is generally compensated with a combination of cash payments on a monthly or quarterly basis, and outright grants of equity in the form of common stock, and/or warrants for purchasing common stock that is intended to reward the Company for the possible equity growth in value for successfully restructuring the client company. Equity in client companies is the Company's largest potential source of compensation, as the Company believes that the possibility of turnaround value is greater than cash compensation alone. This performance based compensation arrangement clearly demonstrates that the Company's interests are consistent with both the Company's customers and their investors.

      The Company minimizes risk from restructuring and turnaround clients by implementing the following policies:

      o The Company will not assume the financial obligations of the client company in any circumstance. In most cases, the financial institution with the greatest risk has referred the Company to the transaction.

      o The Company requires them to provide the client company with working capital necessary to execute the turnaround plan.

      o The Company requires the client to fully indemnify the Company against any actions, with the exception of gross negligence or malfeasance.

      o If the client has officer and director insurance, we require the company to add the Company or any of the Company's contractors as insured parties under the policy.

      o If further financial resources are later needed to restructure the client, necessary borrowings for the client company's needs will only be on a non recourse basis.

      o Should the company consider altering any of the policies above, it will require a vote of the board of directors to waive them and agree to the maximum amount of risk that the Company will assume.

Results Of Operations

      Results Of Operations For The Nine (9) Months Ended September 30, 2005 compared to The Nine (9) Months Ended September 30, 2004

Revenues

Commission income decreased by approximately $22,000 to $834,415 in 2005. The increase in mortgage interest rates during 2005 resulted in a decrease in the volume of loans originated. Discount income increased by approximately $17,000 to $136,987 in 2005, reflecting increased business volumes for customers and longer loan periods. Management anticipates decreased volumes in the future.

Consulting revenue increased by approximately $42,000 to $132,000 in 2005. Consulting revenues are generally one-time fees related to specific events. During January 2005, the Company entered into a contract to provide ongoing consulting services at $5,000 per month to Power Technologies, Inc. There are no Power Technology consulting revenues reflected in the period ending September 30, 2004.

The marketable securities gain decreased from $229,796 in 2004 to $78,517 in 2005. The company incurred a substantial loss on marketable securities in the third quarter 2005, largely offsetting first and second quarter gains. The company both accepts compensation for its services and invests in micro cap marketable securities. Most of these securities are in companies defined as penny stocks and are volatile, trading substantially up or down in any given quarter. In the third quarter of 2005, our overall portfolio of these securities declined in value. Management is investigating additional procedures to mitigate this risk in the future, but cannot assure investors at this time that this risk can or will be eliminated or even minimized.

There were no revenues from the real estate business segment.

      General and Administrative Expenses

Commission and loan processing costs increased by approximately $44,000 to $512,389 in 2005; related commission income decreased by $27,000 from 2004. Corporate Strategies was forced to increase commission rates to be competitive with the market. The Company expects this trend to higher commission rates to continue for the forseeable future.

Salaries and benefits increased by approximately $130,000 to $522,044 in 2005. The Company added new administrative personnel to improve the Company's infrastructure and support for growth and operations as a public company.

Business development, travel and entertainment more than doubled to $109,042 in 2005; The Company's changing focus to turnarounds and management restructuring of public companies resulted in additional travel to call on hedge funds, institutional investors and banks throughout the country, and increased advertising to improve the Company's visibility.

Rent more than doubled to $98,481 in 2005, reflecting the addition of a new location to support the improved infrastructure, and the utilization of additional space at the original location.

Professional fees increased by approximately $87,000 to $274,200 in 2005. Amortization of deferred expenses on the issuance of convertible debentures was $30,407 in 2004 and $88,969 in 2005.

Other increased by approximately $63,000 in 2005 reflecting the increases for utilities, supplies, phone and similar costs to support the increased business development effort and the additional infrastructure.

      Other Income And Expense

Interest expense decreased by approximately $148,000 to $202,167 in 2005. During 2004 the Company had expenses totaling $325,000 related to beneficial conversion features on convertible debt entered into during the period. The expense related to beneficial conversion features on convertible debt entered into during 2005 was $100,000. Interest expense on convertible debt was approximately $15,000 in 2004 and $94,000 in 2005. Interest on convertible debt will be substantially higher in future periods, since NuWave convertible debt will be outstanding for the entire period. (NuWave interest on convertible debt was approximately $36,000 for September 2005.)

Other income of $90,547 in 2005 includes a $40,000 gain on the distribution of CSI Business Finance, Inc. to shareholders, and approximately $30,000 related to a settlement received for termination of a business relationship.

Merger expenses of $3,020,787 in 2005 primarily represents liabilities assumed in excess of assets acquired ($3,004,596) in the merger.


Results Of Operations

Results Of Operations For The Three (3) Months Ended September 30, 2005 compared to The 3 Months Ended September 30, 2004

Revenues

Commission income decreased by approximately $37,000 to $235,146 in 2005. The increase in mortgage interest rates during 2005 resulted in a decrease in the volume of loans originated.

Discount income decreased by approximately $8,000 to $38,379 in 2005. The Company ceased factoring for a client we had factored in 2004.

Consulting revenue decreased by approximately $15,000 to $15,000 in 2005. Consulting revenues are generally one-time fees related to specific events. All 2004 income was of this type and there was none in 2005. During January 2005, the Company entered into a contract to provide ongoing consulting services at $5,000 per month to Power Technologies, Inc. There are no Power Technology, Inc. consulting revenues reflected in the period ending September 30, 2004.

The marketable securities gain decreased from $167,078 in 2004 to a loss of $116,047 in 2005. The Company incurred a substantial loss on its portfolio of marketable securities in the third quarter 2005. The Company both accepts compensation for its services and invests in micro cap marketable securities. Most of these securities are in companies defined as penny stocks and are volatile, trading substantially up or down in any given quarter. In the third quarter of 2005, the Company's overall portfolio of these securities declined in value. Management is investigating additional procedures to mitigate this risk in the future, but cannot assure investors at this time that this risk can or will be eliminated or even minimized.

There were no revenues from the real estate business segment.

      General and Administrative Expenses

Commission and loan processing costs decreased by approximately $20,000 to $141,678 in 2005; related commission income decreased by $37,000 from 2004. Lower commission income volumes were partially offset by higher commission rates. Corporate Strategies was forced to increase commission rates to be competitive with the market. The Company expects this trend to higher commission rates to continue for the forseeable future.

Salaries and benefits increased by approximately $65,000 to $193,985 in 2005. The Company added new administrative personnel to improve the Company's infrastructure and support for growth and operations as a public company.

Business development, travel and entertainment increased by fifty percent (50%) to $27,632 in 2005; the Company's changing focus to turnarounds and management restructuring of public companies resulted in additional travel to call on hedge funds, institutional investors and banks throughout the country, and increased advertising to improve the Company's visibility.

Rent more than doubled to $37,105 in 2005, reflecting the addition of a new location to support the improved infrastructure, and the utilization of additional space at the original location.

Professional fees increased by approximately $23,000 to $112,287 in 2005. Increased amortization of deferred debenture costs and increased legal fees caused the increase.

      Other Income And Expense

      Interest expense decreased by approximately $53,000 to $60,100 in 2005. During 2004 the Company had expense of approximately $100,000 related to beneficial conversion features on convertible debt entered into during the period (none in 2005). Interest expense on convertible debt was approximately $15,000 in 2004 and $94,000 in 2005. Interest on convertible debt will be substantially higher in future periods, since NuWave convertible debt will be considered outstanding for the entire period. (NuWave interest on convertible debt was approximately $36,000 for September 2005).

      Other income of $44,053 in 2005 includes a $40,000 gain on the distribution of CSI Business Finance, Inc. to the shareholders of Corporate Strategies.

      Merger expenses of $3,020,787 in 2005 primarily represents liabilities assumed in excess of assets acquired ($3,004,596) in the merger.

Liquidity And Capital Resources

      As of September 30, 2005, the Company had working capital of $235,936 including $483,582 in cash. The Company at its option can force conversion of $1,700,000 of convertible debentures into the Company's common stock. In addition, the Company has a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, under which the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $30.0 million, the purchase commitment. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will pay 99% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five (5) days immediately following the notice date

      This amount of available working capital plus, availability of forced debenture conversion and amounts available under the Standyby Equity Distribution Agreement should be sufficient to satisfy the Company's need for working capital for the short-term.

      During the nine months ending September 30, 2005, the Company had a net increase in cash equivalents of $92,439 from December 31, 2004. The Company's sources and uses of funds are as follows:

      Net cash used in operating activities was $66,112 for the nine months ended September 30, 2005, resulting primarily from the net loss of $3,731,899 offset by non-cash merger expenses of $2,984,596, non cash interest expense of $100,000, depreciation and amortization of $130,131, and the net change in current assets and liabilities of $523,950 and increased by other non-cash income and expense items of $73,070.

      Net cash used in investing activities for the nine months ended September 30, 2005 was $58,512, representing primarily purchases of fixed assets less cash received in the merger of $35,853.

      Net cash provided from financing activities for the nine months ended September 30, 2005 was $217,063 representing primarily net proceeds of $335,000 from the sale of convertible debentures less principal payments on notes payable and dividend payments of $118,937.

Critical Accounting Policies And Estimates

      Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to accrued liabilities and the valuation allowance offsetting deferred income taxes. The Company also reviews its investments in marketable securities, notes receivable, land held for development and fixed assets for possible impairment whenever events indicate that their carrying value may not be recoverable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed above.

Revenue Recognition

      The Company follows the guidance of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and the part-time Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.

      During this review the Chief Executive Officer and part-time Chief Financial Officer determined that the Company has significant deficiencies. The specific deficiencies include numerous informal or undocumented internal control procedures as well as instances of inadequate segregation of duties. In addition the Company lacks procedures and required expertise to properly account for complex non-routine transactions and preparation of its required financial statements and disclosures on a timely basis.

      The nature and size of the Company's business have prevented the Company from being able to employ sufficient resources to enable the Company to have an adequate segregation of duties within its internal control system. The Company will continue to monitor and assess the costs and benefits of additional staffing in the accounting and financial reporting area.

      The Company's Chief Executive Officer and part-time Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level as of the period covered.

(B) Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report, the Company's Chief Executive Officer and part-time Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings. The Company may become involved in litigation, from time to time, in the ordinary course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2005, the Company issued a $150,000 debenture (the "Debenture") to Cornell Capital Partners, LP ("Cornell"). Any part of the principal amount of the Debenture, plus accrued interest, is convertible at Cornell's option any time up to maturity into shares of the Company's common stock at a fixed price equal to $0.10 per share. The Debenture has a two hundred ten (210) day term, piggy-back registration rights and accrues interest at twelve percent (12%) per year.

On August 31, 2005 the Company entered into a merger agreement (the "Agreement") with Strategies Acquisition Corp., a wholly-owned subsidiary of the Company ("SPV"), Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies listed therein (collectively, the "Shareholders"), whereby SPV merged with and into Corporate Strategies, with Corporate Strategies remaining as the surviving corporation and wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the terms of the Agreement, the Company issued one (1) share of its common stock, par value $0.001 per share, to each holder of Corporate Strategies Class A common stock in exchange for two (2) shares of Corporate Strategies Class A common stock, par value $0.001 per share. Second, the Company issued one (1) share of the Company's Series C preferred stock ("Series C Preferred"), par value $0.01 per share, to each holder of Corporate Strategies Series A preferred stock for one
(1) share of Corporate Strategies Series A preferred stock, par value $0.001 per share.

Third, the Company issued and delivered shares of its Series B convertible preferred stock ("Series B Preferred") to each holder of Corporate Strategies Class B common stock so that effectively upon conversion of the Series B Preferred into common shares, the common shares issued upon conversion shall be equal to ninety-five percent (95%) of the issued and outstanding stock of the Company (calculated on a fully diluted basis as of the date of the Merger, following the issuance of all the Merger Consideration (as such term is defined in the Agreement) and after giving effect to such conversion, but not including any shares of common stock issuable upon conversion of any then outstanding Company convertible debentures).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

      10.1 $150,000 Convertible Debenture issued to Cornell Capital Partners, LP, dated July 20, 2005, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on July 28, 2005.

      10.2 Merger Agreement, dated August 31, 2005, by and among the Company, the Company's wholly-owned subsidiary, Strategies Acquisition Corp., Corporate Strategies Inc. and the shareholders of Corporate Strategies, Inc. listed therein, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 8, 2005.

      31.1 Certification by Chief Executive Officer pursuant to 15 U.S.C.
Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification by Chief Financial Officer pursuant to 15 U.S.C.
Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      On July 28, 2005, the Company filed a Current Report on Form 8-K with the U.S. Securities and Exchange Commission announcing that it had issued a $150,000 debenture to Cornell Capital Partners, LP, and the Company.

      On September 8, 2005 the Company filed a Current Report on Form 8-K with the U.S. Securities and Exchange Commission announcing that the Company had entered into a merger agreement with Strategies Acquisition Corp., a wholly-owned subsidiary of the Company, Corporate Strategies, Inc. and the shareholders of Corporate Strategies, Inc. listed therein.

      On September 21, 2005 the Company filed a Current Report on Form 8-K with the U.S. Securities and Exchange Commission announcing that it had entered into an executive employment agreement with Mr. Tobin Smith. Subsequent to this Report, Mr. Smith amicably and effectively resigned from his positions with the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NuWave Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 21, 2005                   NUWAVE TECHNOLOGIES, INC.

                                           By:      /s/ Timothy J. Connolly
                                           Name:    Timothy J. Connolly
                                           Title:   Chief Executive Officer