Form 10KSB
period 2005-12-31
Emerge Capital Corp
filed 2006-04-17
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   -------------------------------------------
                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                      FOR THE YEAR ENDED DECEMBER 31, 2005


                         COMMISSION FILE NUMBER 0-28606

                   -------------------------------------------

                              EMERGE CAPITAL CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                22-3387630

    (STATE OR OTHER JURISDICTION           (IRS EMPLOYER IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)

  109 NORTH POST OAK LANE, SUITE 422
           HOUSTON, TEXAS                               77024

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                                 (713) 621-2737

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

                         Yes |_|      No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                         Yes [X]      No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes [_]      No [X]

Indicate by check mark whether the registrant is a share company (as defined in Rule 12b-2 of the Exchange Act.

                         Yes [_]      No [X]

The Company's revenues for its most recent fiscal year equal $591,608.


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 31, 2006 was $1,906,865 based on a value of $0.08 per share.


The number of shares of common stock, par value $0.001 per share, outstanding as of March 31, 2006: 23,835,816

                              EMERGE CAPITAL CORP.

                                  FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                     INDEX


                                                                            PAGE
PART I                                                                      ----
Item 1.  Description of Business                                               1
Item 2.  Description of Property                                               2
Item 3.  Legal Proceedings                                                     2
Item 4.  Submission of Matters to a Vote of Security Holders                   2

PART II
Item 5.  Market for Common Equity and  Related Shareholder Matters Data        3
Item 6.  Management's Discussion and Analysis or Plan of Operation             4
Item 7.  Financial Statements                                                  8
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                              8

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    11
Item 10. Executive Compensation                                               12
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Shareholder Matters                                      13
Item 12. Certain Relationships and Related Transactions                       15
Item 13. Exhibits                                                             15
Item 14. Principal Accountant Fees and Services                               18
Signatures                                                                    19

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


In this Annual Report the words "Emerge", "Emerge Capital", "Emerge Capital Corp.", the "Company", "we", "our" and "us" refer to Emerge Capital Corp., collectively with our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on December 31st.

On August 31, 2005, NuWave Technologies, Inc. ("NuWave") entered into a merger agreement with Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies. The transaction is being reflected as a reverse acquisition since control of the Company has passed to the shareholders of Corporate Strategies. Subsequent to the merger, the Company changed its name to Emerge Capital Corp.

During August 2005, the shares of the equipment leasing subsidiary of Corporate Strategies were distributed to its shareholders. The mortgage brokerage subsidiary was sold in December 2005. Subsequent to year end, the Company sold its real estate development subsidiary. The Company disposed of these subsidiaries in order to focus primarily on the business activities of Corporate Strategies going forward.

The Company is an established provider of restructuring strategies, turnaround execution and business development services for emerging and re-emerging public companies. The Company markets its services to individual public companies, hedge funds, institutional investors and banks that have significant exposure in troubled micro-cap public companies. These companies are typically either in operational or financial difficulty and may be in default of lending or equity agreements, and as a result, they may be facing bankruptcy or liquidation if their operations are not turned around.

The Company is generally compensated with a combination of cash payments on a monthly or quarterly basis, and outright grants of equity in the form of common stock and/or warrants for purchasing common stock. We believe this compensation plan aligns our interests with the client company's shareholders because our ultimate compensation is maximized by successfully increasing shareholder value. This performance based compensation arrangement clearly demonstrates that our interests are consistent with both our clients and their shareholders.

The Company minimizes risk from our restructuring / turnaround clients by implementing the following policies:

      o The Company will not assume the financial obligations of the client company in any circumstance. In most cases, the financial institution with the greatest risk has referred the Company to the transaction.

      o The Company requires the client or their investor to provide the client company with working capital necessary to execute the turnaround plan.

      o The Company requires the client to fully indemnify the Company against any actions, with the exception of gross negligence or malfeasance.

      o If the client has officer and director insurance, we require the client to add the Company or any of the Company's contractors as insured parties under the policy.

      o Should the Company consider altering any of the policies above, it will require a vote of the Board of Directors to waive them and agree to the maximum amount of risk that the Company will assume.


Competition for the services we provide comes mainly from turnaround management and restructuring firms, financial advisory firms, business consulting firms and crisis management groups, many of which have substantially more capital resources than the Company.

Due to the large amount of capital provided by institutional funds into the sector over the last three (3) years, the Company is optimistic that business conditions should result in significant growth opportunities for companies positioned in the restructuring and turnaround management sector.

To date, a significant portion of our business has come from an institutional fund (Cornell Capital Partners) that invests primarily in micro-cap companies. The Company currently has five (5) full time employees and employs the services of two (2) others on a contract basis.


ITEM 2. DESCRIPTION OF PROPERTY

Emerge Capital maintains its headquarters in Houston, Texas through a five (5) year lease effective February, 2005 which provides 2,644 square feet of office space. Emerge Capital believes that its property is adequate and suitable for Emerge Capital's current needs.


At the time of the August 2005 merger the Company acquired a residential property consisting of land and a residential building in Jersey City, New Jersey for a total purchase price of $122,000. The purchase price was paid with $113,000 in cash and $9,000 in the form of a deposit. The property was sold in December, 2005 for $165,000 and the Company took a mortgage note in the amount of $148,500 due December 1, 2006 secured by a mortgage on the property.


Also at the time of the merger, Emerge Capital, through its wholly owned-subsidiary Lehigh Acquisition Corp. ("Lehigh"), acquired a five acre parcel of un-developed acreage in Cranford, New Jersey. Emerge Capital intended to develop the property into a 55 and over residential community. In February 2006, the Company sold Lehigh to Cornell Capital Partners LP for total proceeds of approximately $5,556,000, including cash of $93,000, repayment of $ 4,881,000 promissory notes and $400,000 convertible debentures to Cornell Capital and payment of $182,000 of payables. The transaction resulted in a gain of approximately $1,155,000 in February 2006.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about December 13, 2005, the Company furnished a Definitive Information Statement to all holders of shares of common stock and Series B Preferred stock of record at the close of business on December 9, 2005 with respect to the intent of a majority of the shareholders to approve (a) an amendment to the Company's Certificate of Incorporation (as amended) to change the name of the Company from NuWave Technologies, Inc. to Emerge Capital Corp., (b) an amendment to the Company's Certificate of Incorporation (as amended) to increase the number of authorized Common Stock from One Hundred Forty Million (140,000,000) shares to Nine Hundred Million (900,000,000) shares and (c) the adoption of the Emerge Capital Corp. 2005 Stock Incentive Plan. The Company filed the Definitive Information Statement with the SEC on Schedule 14C on December 13, 2005. The proposals were approved and the Definitive Information Statement became effective on or about Janaury 3, 2006.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Emerge Capital's common stock, par value $0.001 per share, is traded on the Over-the-Counter Bulletin Board (OTCBB) Market under the symbol EMGC.OB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The following table sets forth the range of high and low closing bid prices for our common stock as reported on the OTCBB during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                             BID PRICE PER SHARE
                                                             -------------------
                                                               HIGH         LOW
                                                              ------      ------
Three Months Ended March 31, 2003 (2)                         $0.014      $0.003
Three Months Ended June 30, 2003 (2)                          $0.007      $0.002
Three Months Ended September 30, 2003 (2)                     $0.300      $0.010
Three Months Ended December 31, 2003 (2)                      $0.190      $0.110

Three Months Ended March 31, 2004 (2)                         $0.180      $0.090
Three Months Ended June 30, 2004 (2)                          $0.160      $0.040
Three Months Ended September 30, 2004 (2)                     $0.085      $0.065
Three Months Ended December 31, 2004 (2)                      $0.070      $0.065

Three Months Ended March 31, 2005 (2)                         $0.065      $0.080
Three Months Ended June 30, 2005 (2)                          $0.095      $0.020
Three Months Ended September 30, 2005 (1)                     $0.180      $0.050
Three Months Ended December 31,2005                           $0.230      $0.060

(1) The August 2005 merger by and among NuWave Technologies, Inc and Corporate Strategies and its shareholders took place on August 31, 2005 (the Merger Date). Any common stock data transactions which occurred prior to the Merger Date pertain to NuWave Technologies, Inc.

(2) On July 21, 2003, NuWave Technologies Inc effected a 1:50 reverse stock split, as previously approved by shareholders. All closing sales prices above have been restated retroactively for the effect of the reverse stock split.

As of December 31, 2005, there were approximately ninety-nine (99) holders of record of the Company's common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never declared or paid any cash dividends on its common shares. In August of 2005, Corporate Strategies, Inc. entered into a share exchange agreement whereby it exchanged all of the common stock of its subsidiary, CSI Business Finance, for 100,000 restricted shares of Series A Convertible Preferred stock of Health Express USA Inc. (HEXS.OB) - subsequently renamed CSI Business Finance Inc. (CSIB.OB). The preferred stock shares acquired in this transaction were distributed to the shareholders of Corporate Strategies in the form of a dividend.

The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On December 13, 2005, the Emerge Capital Corp. 2005 Stock Incentive Plan (the "Plan") was adopted and approved by shareholders. On a calendar year basis, an amount of shares of Common Stock equivalent to fifteen percent (15%) of the fully diluted shares outstanding on January 2 of any such calendar year (without taking into account outstanding Awards as defined in the Plan at the end of the prior calendar year) may be allocated, at the discretion of the Administrator, to be granted as Awards under the Plan, less Awards outstanding at the end of the prior calendar year. In no event shall the number of shares which may be allocated as Awards under the Plan be less than Ten Million (10,000,000) shares of Common Stock for a given calendar year. At present, there are no outstanding options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On August 31, 2005, NuWave Technologies, Inc. ( "NuWave") entered into a merger agreement (the "Agreement") with Corporate Strategies. The Company was subsequently renamed Emerge Capital Corp. The transaction is being accounted for as a reverse acquisition since control of the merged group has passed to the shareholders of the acquired company (Corporate Strategies).

The financial statements include the results of operations of Corporate Strategies since its inception and the results of operations of Nuwave and its subsidiaries beginning August 31, 2005, the date of the Agreement. During August 2005, Corporate Strategies distributed the shares of its business finance subsidiary to shareholders. On December 31, 2005, the Company sold its mortgage brokerage subsidiary for a convertible debenture. Accordingly the business finance and mortgage brokerage segments are reported as discontinued operations.

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004


REVENUES

Discount income decreased by approximately $32,000 to $153,108 in 2005, reflecting decreased business volume for the major customer (now in bankruptcy) and the loss of two other customers. Management does not anticipate generating any significant new business in this area.

Consulting  revenue  increased  by  approximately  $30,000 to  $183,000 in 2005.
Consulting revenues are generally one-time fees related to specific events, or contracts covering services to be rendered over a period of time. The Company enters into contracts to provide strategic consulting services, including general business development, mergers, acquisitions, management advisory, and restructuring services. There were four (4) such contracts at December 31, 2005. The contracts generally provide for a base payment equal to $6,000 - $12,000 per month, which may be payable in stock, with additional fees for consulting services beyond a preset amount. Some contracts include warrants or success fees.

The marketable securities gain decreased by $243,103 from $323,613 in 2004 to $80,600 in 2005. In the fourth quarter of 2004, the Company recorded a substantial gain of approximately $260,000 on the trade of marketable securities for a convertible debenture of another public entity. The Company accepts both compensation for its services and invests in micro cap marketable securities. Most of these securities are in companies defined as penny stocks and are volatile, trading substantially up or down in any given quarter. Management is investigating additional procedures to mitigate this risk in the future, including the use of covered puts and calls, but cannot assure investors at this time that this risk can or will be eliminated or even minimized.

Fee income represents brokerage fees of $175,000 received in 2005 on loans we referred to an affiliated company, CSI Business Finance Inc. There were no such fees in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

Salaries and benefits increased by approximately $334,000 to $516,496 in 2005. The Company added new administrative personnel to improve the Company's infrastructure and support for growth and operations as a public company.

Business development, travel and entertainment more than doubled to $134,465 in 2005. The Company's changing focus to turnarounds and management restructuring of public companies resulted in additional travel to call on hedge funds, institutional investors and banks throughout the country.

Rent more than doubled to $71,819 in 2005, reflecting the addition of a new location to support the improved infrastructure. The original location will be excluded in 2006, since the related lease was assumed by the mortgage brokerage subsidiary which was sold in December 2005.

Professional fees increased by approximately $117,000 to $366,754 in 2005. Approximately $60,000 of the increase represents the amortization of deferred issuance costs on the issuance of convertible debt of Corporate Strategies. The remainder primarily relates to increased accounting, consulting and printing fees associated with increased complexities for Corporate Strategies as the chief operating subsidiary of a public company. Fiscal year 2004 includes no such costs (Corporate Strategies was not a public entity prior to the Agreement).

Bad debt expense decreased by $309,000 in 2005 to $78,787. Bad debt expense in 2004 included the write-off of a $335,000 debenture from a factoring/consulting client.

OTHER INCOME AND EXPENSE

Interest expense increased by approximately $147,000 to $192,543 in 2005, representing a full year of interest on Corporate Strategies indebtedness, and 4 months of interest on the significant indebtedess from NuWave. The significant reduction of debt during the first quarter of 2006 should reduce interest expense in 2006.

The financial statements for 2004 have been restated to record derivatives related to convertible debt (previously reflected as beneficial conversion features). Derivative expense (gain) represents the change in the fair value of the net derivative liability at year end, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represents the amortization of discount on the initial valuation of the derivatives, or the amortization of the change after any modification of debt. The change represents a full year of amortization for Corporate Strategies in 2005 and four (4) months of amortization of debt discount for NuWave entities.

Certain convertible debt was modified in November 2005, primarily extending the maturity dates. The modifications were determined to be substantial and the Company accounted for the modification as an extinguishment of debt under ITF 96-19, recognizing a debt modification gain of $392,017 in 2005.

Merger expenses of $3,434,943 in 2005 primarily represents liabilities assumed in excess of assets acquired in the August 2005 merger.

DISCONTINUED OPERATIONS

During August 2005, Corporate Strategies distributed the shares of its business finance subsidiary (CSI Business Finance, Inc.) to its shareholders. On December 31, 2005, the Company sold its mortgage brokerage subsidiary for a convertible debenture. Based on a review for collectibility at the transaction date, it was determined that collectibility was improbable and, accordingly no proceeds were recognized from the sale. Since the mortgage brokerage subsidiary had negative equity at the sale date, the Company recognized a profit to the extent of net liabilities assumed by the purchaser.

Revenues from discontinued operations were approximately $932,000 in 2005 and $1,152,000 in 2004. Decreasing revenues and continued losses at the mortgage banking segment contributed to the decision to dispose of that segment of business. Revenues from the leasing segment was immaterial in both years.

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

REVENUES

Discount income decreased by approximately $99,000 to $185,226 in 2004, reflecting the loss of a major customer, partially offset by increased business volume for another significant customer (now in bankruptcy), and the Company is no longer pursuing new business in this sector.

Consulting  revenue  increased  by  approximately  $150,000 to $153,000 in 2004.
Consulting revenues are generally one-time fees related to specific events, or contracts covering services to be rendered over a period of time. There was only one minor contract in 2003.

The marketable securities gain decreased from $719,126 in 2003 to $323,613 in 2004. Fiscal 2003 included significant realized gains on trading of stock received for settlement of certain client obligations. In the fourth quarter of 2004, the Company recorded a substantial gain of approximately $260,000 on the trade of marketable securities for a convertible debenture of another public entity.

GENERAL AND ADMINISTRATIVE EXPENSES

Salaries and benefits decreased by approximately $26,000 to $183,000 in 2004. Increases of $90,000 in executive salaries was more than offset by increased allocation of costs to now discontinued subsidiaries.

Advertising decreased by $220,000 to $42,949 in 2004. In 2003, the Company incurred significant costs in marketing and brand development which was not repeated in 2004.

Professional fees increased by approximately $160,000 to $250,000 in 2004. Included in 2004 were increased accounting and legal costs related to an abandoned registration statement and non deferrable costs associated with debentures and notes issued during the period.

Bad debt expense increased by $258,000 to $388,000 in 2004. Bad debt expense in 2004 included the write-off of a $335,000 debenture from a factoring/consulting client.

Other expense increased by $63,000 to $129,000 in 2004. Included in 2004 is an expense of $68,565 related to redemptions of preferred shares from the controlling shareholder.

OTHER INCOME AND EXPENSE

Interest expense derivatives of $36,514 and derivative gain of $131,860 appeared for the first time in fiscal 2004. Financial instruments with derivatives originated in 2004; there were no similar instruments previously for Corporate Strategies. The financial statements for 2004 have been restated to record derivatives related to convertible debt (previously reflected as beneficial conversion features). Derivative expense (gain) represents the change in the fair value of the net derivative liability at year end from the initial fair value, using a layered discounted probability-weighted cash flow approach. Interest expense derivatives represents the amortization of discount on the initial valuation of the derivatives. The change represents amortization of debt discount for Corporate Strategies in 2004.

Bad debt recoveries increased by $115,000 in 2004 to $115,000. The Company recovered $115,000 from accounts receivable written off in 2003.


DISCONTINUED OPERATIONS

During August 2005, Corporate Strategies distributed the shares of its business finance subsidiary (CSI Business Finance, Inc.) to shareholders. On December 31, 2005, the Company sold its mortgage brokerage subsidiary. Accordingly, the two
(2) segments have been reported in discontinued operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to accrued liabilities and the valuation allowance offsetting deferred income taxes. The Company also reviews its investments in marketable securities, notes receivable, land held for development and fixed assets for possible impairment whenever events indicate that their carrying value may not be recoverable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed above.

CRITICAL ACCOUNTING POLICIES


DERIVATIVE FINANCIAL INSTRUMENTS

The derivatives issued from 2003 through 2005 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified the above debentures have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument".

The embedded derivatives within the Convertible Notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities". The Company has utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date and the amount of shares converted by note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

REVENUE RECOGNITION

The Company follows the guidance of the SEC's Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had a working capital deficit of $119,132 including $378,399 of unrestricted cash. The deficit includes a computed liability for the fair value of derivatives of $836,628, which will only be realized on the conversion of the derivatives, or settlement of the debentures. The Company at its option can force conversion of $1,700,000 of convertible debentures into the Company's common stock at maturity date.

In February 2006, the Company sold its wholly-owned subsidiary Lehigh to Cornell Capital for total proceeds of approximately $5,556,000 including cash of $93,000, repayment of $ 4,881,000 promissory notes and $ 400,000 convertible debenture to Cornell, and payment of $182,000 of payables. The transaction resulted in a gain of approximately $1,155,000 in February 2006.


NuWave has a Standby Equity Distribution Agreement "SEDA" with Cornell Capital under which the Company may, at its discretion, periodically sell to Cornell Capital registered shares of the Company's common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the SEDA, Cornell Capital will pay NuWave ninety-nine percent (99%) of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the five (5) days immediately following the notice date. Further, Cornell Capital will retain a fee of ten percent (10%) of each advance under the SEDA.

The amount of each advance is limited to a maximum draw down of $1,000,000 every seven (7) trading days up to a maximum of $4,000,000 in any thirty (30) day period. The Company's ability to request advances is conditioned upon the Company having enough shares of common stock registered pursuant to the SEC rules and regulations. In addition, the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 9.9% of the Company's outstanding common stock.


This amount of net available working capital plus anticipated cash flow from operations and potential proceeds from the shelf registration statement should be sufficient to satisfy the Company's need for working capital for the immediate future.


ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of Emerge Capital required by Item 310(a) of Regulation S-B are attached to this Annual Report. Reference is made to Item 13 below for an Index to such Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A) Previous Independent Accountants:

(1) (i) Effective November 2, 2005, the Company dismissed Weiser LLP ("Weiser") as its independent registered public accounting firm.

(ii) Weiser's report on the Company's financial statements for the past two (2) fiscal years, which includes Weiser's sole report for the fiscal year ended December 31, 2004, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles; however, the report included an explanatory paragraph wherein Weiser expressed substantial doubt about the Registrant's ability to continue as a going concern.

(iii) The change of independent registered public accountants was approved by the Company's Board on November 2, 2005.

(iv) During the Company's most recent two (2) fiscal years, which includes Weiser's sole report on the Registrant's financial statements for the fiscal year ended December 31, 2004, as well as the subsequent interim period through November 2, 2005, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

(v) During the Company's most recent two (2) fiscal years, which includes Weiser's sole report on the Registrant's financial statements for the fiscal year ended December 31, 2004, as well as the subsequent interim period through November 2, 2005, Weiser did not advise the Company of any of the matters identified in Item 304(a)(1)(iv)(B) of Regulation S-B.

(B) New Independent Accountants:

On November 2, 2005, the Company engaged Thomas Leger & Co., L.L.P. ("Thomas Leger") as its independent registered public accounting firm to audit the Company's financial statements. The Company did not consult Thomas Leger on any matters described in Item 304(a)(2)(i) or (ii) of Regulation S-B during the Company's two (2) most recent fiscal years or any subsequent interim period prior to engaging Thomas Leger. Thomas Leger were previously the auditors of Corporate Strategies, Inc.

(C) The merger was treated as a reverse acquisition, with Corporate Strategies the surviving entity. The name of the Company was subsequently changed to Emerge Capital Corp.


ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer.

In connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2005, our independent registered public accounting firm informed us that we had significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board, some of which had previously been identified in connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2004 and continued to exist at December 31, 2005.

The weaknesses in question were detected during the audit of our financial statements for the fiscal year ended December 31, 2004, which audit occurred in February through March 2005, and during the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2005, which audit occurred in February through March, 2006.

The weaknesses were detected in the routine course of the audit review of accounting for certain non-routine transactions.

The specific problems identified by the auditor were (1) lack of segregation of duties necessary to maintain proper checks and balances between functions, (2) failure of internal personnel to adequately communicate the scope and nature of non-routine transactions and (3) application of improper accounting principles to financial derivatives. The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel. As a result of the absence of full time in-house accounting personnel and the failure of in-house personnel to adequately communicate information to the outside contract accountants, certain journal entries required during 2004 and 2005 were not made until the time of the audit when the need for such entries was identified by the auditor.

As a result of our review of the items identified by our auditors, we have concluded that our previous derivative accounting policies were incorrect and a communication failure resulted in not properly discounting a note receivable and reserving an account receivable balance.

In light of the above , we have determined to restate our financial statements for the quarters in 2004 and 2005 and for the years ending December 31, 2004 and 2005 to correct our accounting for derivatives.

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2005. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2004 and 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2004, 2005 and from the merged companies of convertible notes that included embedded derivatives; and a failure during the last quarter of 2005 to properly discount the notes receivable from the sale of the subsidiary and to properly provide an allowance for bad debts on an accounts receivable balance.

The Company has taken the following steps to address the specific problems identified by the auditors:

      1) Our current Chief Financial Officer is a part time, contract employee. Due to family health issues he is unable to devote full time to this position and will resign as Chief Financial Officer and become a part time controller. We have authorized the hiring of a Chief Financial Officer and a full-time bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between functions of our accounting manager, controller, and Executive functions.

      2)    All non-routine transactions will be reviewed by our Chief Financial
            Officer,   controller  and   accounting   manager  before  they  are
            completed.

      3) Our Chief Financial Officer will monitor our accounting policies to assure proper accounting of financial derivatives and other unusual transactions on an ongoing basis.

During the quarter ended December 31, 2005 a full time accounting manager was hired by the Company. We believe that in conjunction with the hiring of a full time bookkeeper we will be able to materially improve our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any legal proceedings in which any director, executive officer, affiliate or any owner of record or beneficial owner of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, executive officer or affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The following table sets forth the names and ages of the current directors and executive officers of the Company and the positions held by each person at the Company. The executive officers of the Company are elected annually by the Board of Directors (the "Board") . The Directors serve one (1) year terms until their successors are elected. The executive officers serve terms of one (1) year or until their death, resignation or removal by the Board.

NAME                     AGE          POSITION(S)
-------------------      ------       ------------------------------------------
Timothy J. Connolly      53           Director/Vice Chairman of the Board,
                                      President and Chief Executive Officer

Fred S. Zeidman          59           Director/Chairman of the Board

A.P. Shukis              61           Chief Financial Officer

There are no family relationships among any of the directors or executive officers of the Company. Except as provided herein, none of the Company's directors or executive officers is a director of any company that files reports with the SEC, except as discussed below. None of the Company's directors have been involved in any bankruptcy or criminal proceeding (excluding traffic and other minor offenses), and none have been enjoined from engaging in any business during the past five (5) years.

Set forth below is a brief description of the background and business experience of each of the Company's existing Directors and executive officers for the past five (5) years:

TIMOTHY J. CONNOLLY has served as Chief Executive Officer of the Company since August 31, 2005 and has served as a director of the Company effective October 27, 2005. Mr. Connolly has been actively engaged in the development of companies for over twenty (20) years, and has been the Chairman, President or CEO of numerous private and public companies. He is currently director and Chief Executive Officer of CSI Business Finance, Inc. (OTCBB:CSIB). He is also an elected official, serving as the President and Chairman of the Board of Weston Municipal Utility District for the last twenty (20) years. Mr. Connolly has been a principal or consultant in transactions over the last twenty (20) years that total in excess of $500 million. He is particularly skilled in the areas of short and long term strategic planning, capital formation, mergers and acquisitions, marketing, sales strategy and crisis resolution. Mr. Connolly is also a nationally syndicated business journalist on both Business Talk Radio Network and Cable Radio Network.

FRED S. ZEIDMAN has served as a director of the Company effective October 27, 2005. He was appointed Chairman of the United States Holocaust Memorial Council by President George W. Bush in March 2002. The Council, which includes fifty-five Presidentially-appointed members and ten (10) members from the U.S. Congress, is the governing board of the United States Holocaust Memorial Museum. A prominent Houston-based business and civic leader, Mr. Zeidman is Chairman of the Board of Seitel, Inc. and Chairman of the Board of Corporate Strategies, Inc. In 2004 he joined Greenberg Traurig as Senior Managing Director of
Governmental Affairs. Mr. Zeidman also currently serves as a director of Prosperity Bank in Houston. Mr. Zeidman holds a Bachelor's degree from Washington University in St. Louis, and a Master's in Business Administration from New York University.

A.P. SHUKIS has served as Chief Financial Officer of the Company since August 31, 2005. He spent four and one half (4 1/2) years as a senior auditor for Arthur Young & Co. before leaving to pursue a career in the oil and gas industry. During his career, which included a fifteen (15) year stint as controller of a public U.S. company traded on the London Stock Exchange, he gained extensive experience in the areas of financial reporting, due diligence, treasury, internal control, budgeting and forecasting and banking relations. Mr. Shukis has served as a Director of Dril-Quip Inc. (NYSE:DRQ) since 2003. Mr. Shukis received his undergraduate degree from the University of Houston in 1971.


ITEM 10. EXECUTIVE COMPENSATION


                       COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2005, 2004 and 2003. No other executive officer received compensation exceeding $100,000 during the years ended December 31, 2005, 2004 and 2003.


                                         SUMMARY COMPENSATION TABLE
                                                                                        Long Term
                                               Annual Compensation                 Compensation Awards
                                                                                Securities
                                                                                Underlying
                                                                 Other Annual     Options       All Other
                                                                                (Number of
Name and Principal Position     Year    Salary      Bonus        Compensation     Shares)      Compensation
---------------------------    -----  ---------  -------------  -------------  -------------  -------------
Timothy J. Connolly, Vice      2005   $ 265,000  $      20,000  $      12,000  $          --  $          --
Chairman of the Board and
Chief Executive Officer        2004   $ 254,583             --  $      12,000  $          --  $          --

                               2003   $ 195,000             --  $      12,000  $          --  $          --



                                  STOCK OPTIONS

On December 13, 2005, the Emerge Capital Corp. 2005 Stock Incentive Plan (the "Plan") was adopted and approved by shareholders. On a calendar year basis, an amount of shares of Common Stock equivalent to fifteen percent (15%) of the fully diluted shares outstanding on January 2 of any such calendar year may be allocated, at the discretion of the Administrator, to be granted as awards under the Plan, less awards outstanding at the end of the prior calendar year. There are no outstanding options at December 31, 2005.

For the years ended December 31, 2003, 2004 and 2005, there were no options granted.

                              EMPLOYMENT AGREEMENTS

On September 1, 2004, Corporate Strategies entered into a five year employment agreement, effective June 1, 2004, with Timothy J. Connolly to serve as Chief Executive Officer and director of Corporate Strategies. The agreement has a renewal provision and provides for an annual salary and bonus upon attaining certain performance criteria set by the board of directors. The agreement also provides certain anti-dilution provisions in return for an extension of lock-up of the Chief Executive Officer's shares until December 31, 2007 and for certain other fringe benefits.

On September 1, 2004, Corporate Strategies entered into a three year employment agreement with Fred Zeidman to serve as President and a director of Corporate Strategies. The agreement has a renewal provision and provides for an annual salary and bonus upon attaining certain performance criteria set by the board of directors and certain fringe benefits; in addition, Mr. Zeidman receives 50% of all consulting fees from companies directly provided by or supervised by him.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth information with respect to the beneficial ownership of our common stock and Series B Preferred Stock as of March 6, 2006 for (a) any person who we know is the beneficial owner of more than five percent (5%) of our outstanding common stock and Series B Preferred, (b) each of our directors and executive officers and (c) all of our directors and officers as a group. Other than the persons identified below, no person owned beneficially more than five percent (5%) of each of the Company's common stock and Series B Preferred. With the exception of the Company's 263.921 non-voting shares of Series C Preferred Stock, there are no other classes or series of capital stock outstanding. As of March 6, 2006, the Company had 23,835,816 shares of common stock and 100,000 shares of Series B Preferred issued and outstanding.

      (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                AMOUNT &          TOTAL OF
                                               AMOUNT OF        NATURE OF         DIRECT AND
TITLE OF     NAME AND ADDRESS                  DIRECT           BENEFICIAL        BENEFICIAL           PERCENTAGE
CLASS        OF BENEFICIAL OWNER               OWNERSHIP        OWNERSHIP         OWNERSHIP            OF CLASS (5)
-----        -------------------               -------------    -----------       --------------       -------------


Common       Michael O. Sutton
             10806 Briar Branch Lane              11,500,000     28,764,157  (1)      40,264,157             76.55%
             Houston, TX 77024

Common       Timothy J. Connolly
             109 North Post Oak Lane                  47,500    402,741,347  (2)     402,788,847             94.42%
             Suite 422
             Houston, TX 77024

Common       Jan Carson Connolly
             8602 Pasture View Lane                       --    402,788,847  (3)     402,788,847             94.42%
             Houston, TX 77024

Common       iVoice, Inc.
             750 highway 34                               --      3,750,000  (4)       3,750,000             15.73%
             Matawan, NJ 0747

Common       Gerald Holland
             22 Coult Lane                                --      2,250,000  (4)       2,250,000              9.44%
             Old Lyme, CT 07601

Common       Cornell Capital Partners, LP
             101 Hudson Street, Suite 3701                --      1,860,000  (4)       1,860,000              7.80%
             Jersey City, New Jersey 07302

Common       Joanna Saporito
             668 W. Saddle River Road                     --      1,250,000  (4)       1,250,000              5.24%
             Ho-Ho-Kus, NJ 07423

Common       Mary-Ellen Viola
             294 Long Hill Drive                          --      1,250,000  (4)       1,250,000              5.24%
             Short Hills, NJ 07078

      (1) Includes 28,674,157 shares which may be issued upon conversion of the 6,666 shares of Series B Preferred beneficially owned by Mr. Sutton.

      (2) Includes 342,317,631 shares of common stock which may be issued upon conversion of 79,331 shares of Series B Preferred beneficially owned by Mr. Connolly and 60,423,716 shares of common stock which may be issued upon conversion of 14,603 shares of Series B Preferred beneficially owned by his spouse.

      (3) Includes 47,500 shares of common stock owned by Ms. Connolly's spouse, 60,423,716 shares of common stock which may be issued upon conversion of 14,003 shares of Series B Preferred beneficially owned by Ms. Connolly and 342,317,631 shares of common stock which may be issued upon conversion of 79,331 shares of Series B Preferred beneficially owned by spouse.

      (4) These shares represent the approximate number of shares underlying convertivle debentures at an assumed price of $0.08 per share (i.e. eighty percent (80%) of a recent five (5) day average price of $0.10 per share), subject to an ownership limitation of nine and nine-tenths percent (9.9%) contained in the convertible debentures. Because the conversion price will fluctuate based on the market price of the Company's stock, the actual number of shares to be issued upon conversion of the debentures may be higher or lower.

      (5) Applicable percentages of ownership are based on 23,835,816 shares of common stock and 100,000 shares of Series B Preferred outstanding on March 6, 2006 for each shareholder. The Series B Preferrd shall, on an as converted basis, convert to ninety five percent (95%) of the issued and outstanding common stock as of the date of August 2005 merger. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of March 6, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


      (B) SECURITY OWNERSHIP OF MANAGEMENT

                                                                AMOUNT &         TOTAL OF
                                                   AMOUNT OF    NATURE OF        DIRECT AND
TITLE OF       NAME AND ADDRESS                    DIRECT       BENEFICIAL       BENEFICIAL      PERCENTAGE
CLASS          OF BENEFICIAL OWNER                 OWNERSHIP    OWNERSHIP        OWNERSHIP       OF CLASS (1)
-----          -------------------------------     ---------    -----------      ---------       -------------
Common         Timothy J. Connolly
               109 North Post Oak Lane                47,500    402,741,347 (2)  402,788,847           94.42%
               Suite 422
               Houston, TX 77024

Common         Fred S. Zeidman                            --             --             --                 0%
               109 North Post Oak Lane
               Suite 422
               Houston, TX 77024

Common         A.P. Shukis                                --             --             --                 0%
               109 North Post Oak Lane
               Suite 422
               Houston, TX 77024

               ALL DIRECTORS AND EXECUTIVE
               OFFICERS AS A GROUP (3 PERSONS)        47,500    402,741,347      402,788,847           94.42%

                                                                AMOUNT &         TOTAL OF
                                                   AMOUNT OF    NATURE OF        DIRECT AND
TITLE OF       NAME AND ADDRESS                    DIRECT       BENEFICIAL       BENEFICIAL      PERCENTAGE
CLASS          OF BENEFICIAL OWNER                 OWNERSHIP    OWNERSHIP        OWNERSHIP       OF CLASS (1)
-----          -------------------------------     ---------    -----------      ---------       -------------




      (1) Applicable percentages of ownership are based on 23,835,816 shares of common stock and 100,000 shares of Series B Preferred outstanding on March 6, 2006 for each shareholder. The Series B Preferrd shall, on an as converted basis, convert to ninety-five percent (95%) of the issued and outstanding common stock as of the date of merger. Beneficial ownership is determined in accordance within the rules of the SEC and Generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of March 6, 2006 are deemed to be Beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

      (2) Includes 342,317,631 shares of common stock which may be issued upon conversion of 79,331 shares of Series B Preferred beneficially owned by Mr. Connolly and 60,423,716 shares of common stock which may be issued upon conversion of 14,603 shares of Series B Preferred beneficially owned by his spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONCENTRATION OF TRANSACTIONS WITH CORNELL CAPITAL PARTNERS, LP

At December 31, 2005, $2,100,000 of the convertible debentures and $ 4,881,274, of secured notes payable are owed to a single creditor, Cornell Capital.

Cornell Capital was the principal lender to Nuwave both before and after the merger.

Cornell Capital acquired Lehigh Acquisition Corp., formerly a wholly-owned subsidiary of NuWave, in February 2006. Lehigh owns the land held for development and sale reflected in the financial statements. Proceeds from the sale of $5,556,356 reduced indebtedness to Cornell Capital by $5,281,274.

Cornell Capital has significant relationships with affiliated companies, both as a purchaser and lender.

ITEM  13. EXHIBITS

(a) Documents Filed As Part Of This Report:

See Index to Consolidated Financial Statements attached which are filed as part of this Annual Report.

(b) Exhibits:

EXHIBIT NO.      DESCRIPTION                                           LOCATION
--------------   ----------------------------------------------------  ----------------------------------------------------
4.1              2005 Stock Incentive Plan                             Incorporated  by  reference  to  Appendix  A to  the
                                                                       Company's Definitive  Information Statement as filed
                                                                       with the U.S.  Securities and Exchange Commission on
                                                                       December 13, 2005

10.1             Assignment  and Amendment  Agreement,  dated January  Incorporated  by  reference  to Exhibit  99.7 to the
                 26,  2004,  related  to  the  Secured  Note  Payable  Company's  Current  Report on Form 8-K as filed with
                 Agreement  dated  December 22, 2003,  by and between  the  U.S.  Securities  and  Exchange  Commission  on
                 Stone Street Asset Management, LLC and NuWave         January 27, 2005

10.2             Convertible  Debenture,  issued on May 6,  2004,  by  Provided herewith
                 Corporate   Strategies,   Inc.  to  Cornell  Capital
                 Partners, LP

10.3             Convertible  Debenture,  issued on June 24, 2004, by  Provided herewith
                 Corporate Strategies, Inc. to iVoice, Inc.

10.4             Employment  Agreement,  dated  September 1, 2004, by  Provided herewith and between Corporate  Strategies,  Inc. and Timothy
                 J. Connolly

10.5             Employment  Agreement,  dated  September 1, 2004, by  Provided herewith and  between  Corporate  Strategies,  Inc.  and Fred
                 Zeidman

10.6             Convertible  Debenture,   issued  on  September  28,  Provided herewith
                 2004,  by  Corporate  Strategies,  Inc.  to  Cornell
                 Capital Partners, LP

10.7             Termination  Agreement,   dated  January  26,  2005,  Incorporated  by  reference  as Exhibit  99.1 to the related to the Standby Equity  Distribution dated as  Company's  Current  Report on Form 8-K as filed with of May 2004 by and  between  the Company and Cornell  the  U.S.  Securities  and  Exchange  Commission  on
                 Capital Partners, LP                                  January 27, 2005

10.8             Standby Equity Distribution  Agreement,  dated as of  Incorporated  by  reference  as Exhibit  99.2 to the
                 January  26,  2005,  between the Company and Cornell  Company's  Current  Report on Form 8-K as filed with
                 Capital Partners, LP                                  the  U.S.  Securities  and  Exchange  Commission  on
                                                                       January 27, 2005

10.9             Registration  Rights Agreement,  dated as of January  Incorporated  by  reference  as Exhibit  99.3 to the
                 26,  2005,  by and  between  the Company and Cornell  Company's  Current  Report on Form 8-K as filed with
                 Capital Partners, LP                                  the  U.S.  Securities  and  Exchange  Commission  on
                                                                       January 27, 2005

EXHIBIT NO.      DESCRIPTION                                           LOCATION
--------------   ----------------------------------------------------  ----------------------------------------------------
10.10            Placement Agent  Agreement,  dated as of January 26,  Incorporated  by  reference  to Exhibit  99.4 to the
                 2005,  by and among  the  Company,  Cornell  Capital  Company's  Current  Report on Form 8-K as filed with
                 Partners, LP and Newbridge Securities Corporation     the  U.S.  Securities  and  Exchange  Commission  on
                                                                       January 27, 2005

10.11            Termination  Agreement,   dated  January  26,  2005,  Incorporated  by  reference  to Exhibit  99.5 to the related to the Convertible  Debenture  issued by the  Company's  Current  Report on Form 8-K as filed with
                 Company  and  Cornell   Capital   Partners,   LP  on  the  U.S.  Securities  and  Exchange  Commission  on
                 December 22, 2003                                     January 27, 2005

10.12            Promissory  Note,  dated  as  of  January  2,  2005,  Incorporated  by  reference  to Exhibit  99.6 to the issued by the Company to Cornell  Capital  Partners,  Company's  Current  Report on Form 8-K as filed with
                 LP                                                    the  U.S.  Securities  and  Exchange  Commission  on
                                                                       January 27, 2005

10.13            Convertible  Debenture,  issued on April 6, 2005, by  Provided herewith
                 Corporate   Strategies,   Inc.  to  Cornell  Capital
                 Partners, LP

10.14            $250,000 Convertible Debenture, dated as of May 5,    Incorporated  by  reference as  Exhibit 99.1 to  the
                 2005, issued to Cornell Capital Partners, LP          2005,  issued   to  Cornell  Capital   Partners,  LP
                                                                       Company's  Current Report on Form 8-K  as filed with
                                                                       the U.S.  Securities and Exchange  Commission on May
                                                                       10, 2005

10.15            Letter  of  Intent,  dated  June  3,  2005,  by  and  Incorporated  by  reference  as Exhibit  99.1 to the
                 between the Company and Corporate Strategies, Inc.    Company's  Current  Report on Form 8-K as filed with
                                                                       the U.S.  Securities and Exchange Commission on June
                                                                       16, 2005

10.16            $150,000  Convertible  Debenture,  dated  as of July  Incorporated  by  reference  as Exhibit  99.1 to the
                 20, 2005, issued to Cornell Capital Partners, LP      Company's  Current  Report on Form 8-K as filed with
                                                                       the U.S.  Securities and Exchange Commission on July
                                                                       28, 2005

10.17            Merger  Agreement,  dated as of August 31, 2005,  by  Incorporated  by  reference  as Exhibit  99.1 to the and  among  NuWave  Technologies,  Inc.,  Strategies  Company's  Current  Report  on Form  8-K/A  as filed
                 Acquisition  Corp.,  Corporate  Strategies  Inc. and  with the U.S.  Securities and Exchange Commission on
                 the Shareholders listed therein                       September 8, 2005

10.18            Services  Agreement,  dated  October 1, 2005, by and  Provided herewith between  Timothy J. Connolly and Sagamore  Holdings,
                 Inc.


EXHIBIT NO.      DESCRIPTION                                           LOCATION
--------------   ----------------------------------------------------  ----------------------------------------------------
10.20            Stock Purchase  Agreement,  dated as of November 11,  Incorporated  by  reference  as Exhibit  10.1 to the
                 2005, by and among Corporate  Strategies,  Inc., Mr.  Company's  Current  Report on Form 8-K as filed with
                 Robert P. Farrell and Mr. Joseph W. Donohue, Jr.      the  U.S.  Securities  and  Exchange  Commission  on
                                                                       January 30, 2006

10.21            Letter,   dated  November  18,  2005,  from  Cornell  Provided herewith
                 Capital Partners, LP to modify certain Debentures

10.22            Consulting  Agreement,  dated  December 14, 2005, by  Provided herewith
                 and  between   Timothy  J.  Connolly  on  behalf  of
                 Corporate   Strategies,   Inc.   and  Elite   Flight
                 Solutions, Inc.

10.23            Convertible Debenture,  issued December 31, 2005, by  Provided herewith
                 Elite   Flight   Solutions,    Inc.   to   Corporate
                 Strategies, Inc.

10.24            Consulting Agreement,  dated January 1, 2006, by and  Provided herewith between  Timothy J.  Connolly and Power  Technology,
                 Inc.

10.25            Consulting Agreement,  dated January 1, 2006, by and  Provided herewith between  Timothy J.  Connolly on behalf of Corporate
                 Strategies, Inc. and TRAC Financial Group, Inc.

10.26            Assumption  Agreement,  dated  February 7, 2006,  by  Incorporated  by  reference  as Exhibit  10.2 to the
                 and between Lehigh and Cornell Capital Partners, LP   Company's  Current  Report on Form 8-K as filed with
                                                                       the  U.S.  Securities  and  Exchange  Commission  on
                                                                       February 15, 2006

10.27            Stock  Purchase  Agreement,  dated as of February 3,  Incorporated  by  reference  as Exhibit  10.1 to the
                 2006,   by  and  between  the  Company  and  Cornell  Company's  Current  Report on Form 8-K as filed with
                 Capital Partners, LP                                  the  U.S.  Securities  and  Exchange  Commission  on
                                                                       February 15, 2006

10.28            Joinder  Agreement,  dated as of February  11, 2006,  Incorporated  by  reference  as Exhibit  10.5 to the effective  as of December  31, 2005 by Elite  Flight  Company's  Current  Report on Form 8-K as filed with
                 Solutions, Inc.                                       the  U.S.  Securities  and  Exchange  Commission  on
                                                                       February 28, 2006

EXHIBIT NO.      DESCRIPTION                                           LOCATION
--------------   ----------------------------------------------------  ----------------------------------------------------
10.29            Security  Agreement,  dated as of February 11, 2006,  Incorporated  by  reference  as Exhibit  10.4 to the effective as of December  31,  2005,  by and between  Company's  Current  Report on Form 8-K as filed with
                 Elite   Flight   Solutions,   Inc.   and   Corporate  the  U.S.  Securities  and  Exchange  Commission  on
                 Strategies, Inc.                                      February 28, 2006

10.30            Secured Convertible Debenture,  dated as of February  Incorporated  by  reference  as Exhibit  10.3 to the
                 11,  2006,  effective as of December 31, 2005 issued  Company's  Current  Report on Form 8-K as filed with
                 to Corporate Strategies, Inc.                         the  U.S.  Securities  and  Exchange  Commission  on
                                                                       February 28, 2006

10.31            Registration Rights Agreement,  dated as of February  Incorporated  by  reference  as Exhibit  10.2 to the
                 11,  2006,  effective as of December 31, 2005 by and  Company's  Current  Report on Form 8-K as filed with between Elite Flight  Solutions,  Inc. and Corporate  the  U.S.  Securities  and  Exchange  Commission  on
                 Strategies, Inc.                                      February 28, 2006

10.32            Securities Purchase Agreement,  dated as of February  Incorporated  by  reference  as Exhibit  10.1 to the
                 11, 2006,  effective as of December 31, 2005, by and  Company's  Current  Report on Form 8-K as filed with between Elite Flight  Solutions,  Inc. and Corporate  the  U.S.  Securities  and  Exchange  Commission  on
                 Strategies, Inc.                                      February 28, 2006

16.1             Letter, dated November 9, 2005, from Weiser LLP       Incorporated  by  reference  as Exhibit  99.1 to the
                                                                       Company's  Current  Report on Form 8-K as filed with
                                                                       the  U.S.  Securities  and  Exchange  Commission  on
                                                                       November 14, 2005

31.1             Certification  by  Chief  Executive Officer pursuant  Provided herewith to 15.U.S.C.  Section 7241, as adopted  pursuant  to
                 Section 302 of the  Sarbanes-Oxley Act of 2002

31.2             Certification by Chief Financial Officer pursuant     Provided herewith
                 pursuant  to  15.U.S.C. Section 7241, as  adopted
                 adopted pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002

32.1             Certification by Chief Executive Officer pursuant     Provided herewith
                 to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

32.2             Certification by Chief Financial Officer pursuant     Provided herewith
                 to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1) Audit Fees. Corporate Strategies, Inc. paid to Thomas Leger & Co., L.L.P. ("Leger") audit fees of $61,943 for the audit of fiscal year 2004 and $10,254 for 2004 quarterly reviews. The Company paid Leger audit fees of $47,142 for the audit of fiscal year 2005 and $20,510 for 2005 quarterly reviews. The 2005 audit fees above represent fees billed through March 18, 2006 and do not include the final billing for the 2005 audit.

      (2) Audit-related fees. Corporate Strategies, Inc. paid Leger audit-related fees of $42,764 in 2004 which are costs associated with the filing of a Form SB-2 which was subsequently withdrawn. The Company paid Leger audit related fees of $46,728 in 2005 which are costs associated with the merger of Corporate Strategies, Inc. with NuWave Technologies, Inc., including the filings of Form 8-K.

      (3) Tax Fees.  The  Company  has not paid for tax  services to Leger.

      (4) All Other Fees. The Company has not paid for any other services to Leger.

      (5) Audit Committee pre-approval policies and procedures. The Company does not currently have an audit committee. Fred S. Zeidman, Chairman of The Board of Emerge Capital Corp., approved the engagement of Leger.

                                   SIGNATURES


      Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, Emerge Capital has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized April 17, 2006.


April 17, 2006                      EMERGE CAPITAL CORP.

                                    By: /s/Timothy J. Connolly
                                        ------------------------------
                                        Timothy J. Connolly
                                        President, Chief Executive Officer and
                                        Vice Chairman of the Board of Directors

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                               TABLE OF CONTENTS


                                                                            PAGE

         Report of Independent Registered Public Accounting Firm             F-1
         Consolidated Balance Sheet as of December 31, 2005                  F-2

         Consolidated Statements of Operations for the Years Ended
         December 31, 2005 and 2004                                          F-3

         Consolidated Statements of Changes in Shareholders' Deficit
           for the Years Ended December 31, 2005 and 2004                    F-4

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2005 and 2004                                          F-5

         Notes to the Consolidated Financial Statements              F-6 to F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM


To the Shareholders
Emerge Capital Corp. (formerly Nuwave Technologies, Inc.) and Subsidiaries Houston, Texas


We have audited the accompanying consolidated balance sheet of Emerge Capital Corp. (formerly Nuwave Technologies, Inc.) and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Emerge Capital Corp. (formerly Nuwave Technologies, Inc.) and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


                                             /s/  Thomas Leger & Co., L.L.P.
                                             Thomas Leger & Co., L.L.P.

April 8, 2006
Houston, Texas

                      EMERGE CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                                          $   378,399
Restricted cash                                                                         98,452
Purchased accounts receivable                                                           90,005
Other accounts receivable (net of allowance for bad debts of $138,737)                  85,628
Notes receivable                                                                       246,500
Note receivable due from affiliate                                                     344,282
Investment in marketable securities                                                    605,692
Deferred financing costs                                                               100,689
Prepaid expense                                                                         26,287
                                                                                   -----------

Total current assets                                                                 1,975,934
                                                                                   -----------

NONCURRENT ASSETS
   Land held for development and sale                                                2,883,095
   Investments                                                                          14,819
   Fixed assets, net                                                                    71,877
                                                                                   -----------

   Total noncurrent assets                                                           2,969,791
                                                                                   -----------

TOTAL ASSETS                                                                       $ 4,945,725
                                                                                   ===========

                 LIABILITIES AND SHAREHOLDERS' DEFICIT
                 -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                                $   308,278
   Accrued liabilities                                                                 190,930
   Convertible debentures--net of $9,781 discount                                       90,219
   Notes payable                                                                       354,953
   Accrued interest payable                                                            184,798
   Unearned income                                                                      46,000
   Derivative liability                                                                836,628
   Due to clients                                                                       83,260
                                                                                   -----------

   Total current liabilities                                                         2,095,066
                                                                                   -----------

NONCURRENT LIABILITIES
   Convertible debentures--net of $701,868 discount                                  1,883,132
   Secured notes payable                                                             4,615,858
   Accrued interest payable                                                            309,918
                                                                                   -----------
   Total noncurrent liabilities                                                      6,808,908
                                                                                   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred Stock, par value $.01, 2,000,000 shares authorized:

           Series A Convertible Preferred Stock, noncumulative, $.01 par value;
             400,000 shares authorized; none issued                                         --

           Series B Convertible Preferred Stock, 100,000 shares authorized;
             100,000 shares issued and outstanding; no liquidation or redemption
             value                                                                       1,000

           Series C Preferred stock; liquidation preference of $804,000 redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares
          authorized, 536 shares issued and outstanding                                      5

   Common stock, $.001 par value; 900,000,000 shares authorized;
     22,710,816 shares issued and outstanding                                           22,711

   Additional paid-in capital                                                          719,638

   Retained deficit                                                                 (4,701,603)
                                                                                   -----------

   Total shareholders' deficit                                                      (3,958,249)
                                                                                   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                        $ 4,945,725
                                                                                   ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      EMERGE CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year Ended December 31
                                                        ----------------------------
                                                            2005            2004
REVENUE
   Discount income                                      $    153,108    $    185,226
   Consulting revenue                                        183,000         153,270
   Marketable securities gain                                 80,600         323,613
   Fee income                                                174,900              --
                                                        ------------    ------------
   Total revenue                                             591,608         662,109
                                                        ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and benefits                                     516,496         182,646
   Advertising                                                58,622          42,949
   Business development, travel and entertainment            134,465          65,986
   Rent                                                       71,819          25,252
   Depreciation and amortization                              20,232          13,976
   Professional fees                                         366,754         249,845
   Bad debt                                                   78,787         388,000
   Other                                                      99,548         128,892
                                                        ------------    ------------
    Total general and administrative expenses--2005
      is net of $38,000 allocation to an affiliated
      entity                                               1,346,723       1,097,546
                                                        ------------    ------------

OPERATING LOSS                                              (755,155)       (435,437)
                                                        ------------    ------------

OTHER (INCOME) EXPENSE
   Minority interest                                              --         (16,230)
   Interest expense                                          192,543          45,281
   Interest expense-derivatives                              232,423          36,514
   Net change in fair value of derivative liabilities        108,357        (131,860)
   Debt modification gain                                   (392,017)             --
   Other expense                                              43,014              --
   Other income                                              (24,657)        (19,185)
   Interest income                                           (36,909)        (27,166)
   Recovery of bad debts                                    (169,456)       (115,000)
   Gain on sale of property                                  (28,625)             --
   Merger expense                                          3,434,943              --
                                                        ------------    ------------
   Total other (income) expense                            3,359,616        (227,646)
                                                        ------------    ------------

   Loss before income tax                                 (4,114,731)       (207,791)
                                                        ------------    ------------

INCOME TAX PROVISION
   Current income tax expense (benefit)                      (50,570)         10,000
   Deferred income tax expense                                    --          33,157
                                                        ------------    ------------
   Total income tax provision (benefit)                      (50,570)         43,157
                                                        ------------    ------------

NET LOSS FROM CONTINUING OPERATIONS                       (4,064,161)       (250,948)
                                                        ------------    ------------

DISCONTINUED OPERATIONS
    Loss from discontinued operations net of $61,020
       gain from disposition                                (157,082)       (230,853)
                                                        ------------    ------------

NET LOSS                                                  (4,221,243)       (481,801)

   Preferred dividends paid                                   60,196          72,086
                                                        ------------    ------------

LOSS APPLICABLE TO COMMON SHARES                        $ (4,281,439)   $   (553,887)
                                                        ============    ============

Basic and diluted loss per share:
   Loss from continuing operations                      $      (0.20)   $      (0.02)
   Loss from discontinued operations                           (0.01)          (0.01)
                                                        ------------    ------------
                                                        $      (0.21)   $      (0.03)
                                                        ============    ============

Basic and diluted average shares outstanding              20,863,605      19,940,000
                                                        ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      EMERGE CAPITAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                 For the Years Ended December 31, 2005 and 2004

                                                        Series A
                                                      Preferred Stock            Class A Common Stock        Class B Common Stock
                                                    Shares       Amount       Shares          Amount        Shares          Amount
                                                   --------    --------    ------------    ------------    ------------    --------
Balance, December 31, 2003                              766    $      1              --    $         --      45,000,000    $ 45,000
Redemption of preferred stock                          (167)         --              --              --              --          --
Issuance of stock                                        --          --      14,880,000          14,880       6,750,000       6,750
Net loss                                                 --          --              --              --              --          --
Preferred dividends paid                                 --          --              --              --              --          --
                                                   --------    --------    ------------    ------------    ------------    --------
Balance, December 31, 2004                              599           1      14,880,000          14,880      51,750,000      51,750

Exchange of Class B common stock
for Class A common stock                                 --          --      25,000,000          25,000      (8,333,333)     (8,333)
Recapitalization through reverse
merger and acquisition of Nuwave Technologies, Inc.    (570)         (1)    (39,880,000)        (39,880)    (43,416,667)    (43,417)
Distribution of CSI Business  Finance, Inc.
preferred stock to shareholders                          --          --              --              --              --          --
Redemption of preferred stock                           (29)         --              --              --              --          --
Net Loss                                                 --          --              --              --              --          --
Preferred dividends paid                                 --          --              --              --              --          --
                                                   --------    --------    ------------    ------------    ------------    --------
Balance, December 31, 2005                               --    $     --              --    $         --              --    $     --
                                                   ========    ========    ============    ============    ============    ========

                                                                                                                  Additional
                                                    Series B Preferred  Series C Preferred        Common Stock      Paid-in
                                                       Shares    Amount  Shares  Amount     Shares        Amount    Capital
                                                      --------   ------   -----    ---    -----------   --------   ---------
Balance, December 31, 2003                                  --   $   --      --    $--             --   $     --    $628,788
Redemption of preferred stock                               --       --      --     --             --         --    (145,471)
Issuance of stock                                           --       --      --     --             --         --     257,985
Net loss                                                    --       --      --     --             --         --          --
Preferred dividends paid                                    --       --      --     --             --         --          --
                                                      --------   ------   -----    ---    -----------   --------   ---------
Balance, December 31, 2004                                  --       --      --     --             --         --     741,302

Exchange of Class B common stock
for Class A common stock                                    --       --      --     --             --         --     (16,667)
Recapitalization through reverse
merger and acquisition of Nuwave Technologies, Inc.    100,000    1,000     570      6     22,710,816     22,711      51,046
Distribution of CSI Business  Finance, Inc.
preferred stock to shareholders                             --       --      --     --             --         --      (1,000)
Redemption of preferred stock                               --       --     (34)    (1)            --         --     (55,043)
Net Loss                                                    --       --      --     --             --         --          --
Preferred dividends paid                                    --       --      --     --             --         --          --
                                                      --------   ------   -----    ---    -----------   --------   ---------
Balance, December 31, 2005                             100,000   $1,000     536    $ 5     22,710,816   $ 22,711   $ 719,638
                                                      ========   ======   =====    ===    ===========   ========   =========

                                                      Retained
                                                       Deficit          Total
                                                     -----------    -----------
Balance, December 31, 2003                           $    96,000    $   769,789
Redemption of preferred stock                                 --       (145,471)
Issuance of stock                                             --        279,615
Net loss                                                (481,801)      (481,801)
Preferred dividends paid                                 (72,086)       (72,086)
                                                     -----------    -----------
Balance, December 31, 2004                              (457,887)       350,046

Exchange of Class B common stock
for Class A common stock                                      --             --
Recapitalization through reverse
merger and acquisition of Nuwave Technologies, Inc.           --         (8,535)
Distribution of CSI Business  Finance, Inc.
preferred stock to shareholders                           37,723         36,723
Redemption of preferred stock                                 --        (55,044)
Net Loss                                              (4,221,243)    (4,221,243)
Preferred dividends paid                                 (60,196)       (60,196)
                                                     -----------    -----------
Balance, December 31, 2005                           $(4,701,603)   $(3,958,249)
                                                     ===========    ===========

                    The accompanying notes are an integral
                part of these consolidated financial statements.

                      EMERGE CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31
                                                                         --------------------------
                                                                            2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(4,221,243)   $  (481,801)
Adjustment to reconcile net loss to net cash
used in operating activities:
      Depreciation and amortization                                           20,232         32,329
      Amortization of deferred expenses                                      132,801         53,996
      Minority interest                                                           --        (16,230)
      Loss from discontinued operations                                      218,102
      Non-cash merger expenses                                             3,420,633             --
      Non-cash expense for redemption of preferred stock                      39,457         75,529
      Non-cash interest expense-derivatives                                  232,423         36,514
      Net change in fair value of derivative liability                       108,357       (131,860)
      Non-cash debt modification gain                                       (392,017)            --
      Non-cash gain on sale of land                                          (25,776)            --
      Non-cash gain on sale of subsidiary                                    (61,020)            --
      Non-cash income                                                             --         (6,653)
      Non-cash deferred taxes                                                                33,157
(Increase) decrease in assets:                                                   --
      Purchased accounts receivable                                          491,269       (262,001)
      Other accounts receivable                                               42,382        (87,903)
      Notes receivable                                                        (2,298)       (80,913)
      Deferred tax asset                                                     (28,110)            --
      Prepaid and other                                                      (13,176)       (17,683)
      Investment in marketable securities                                    295,623       (296,693)
      Deferred expenses                                                           --        (28,917)
Increase (decrease) in liabilities:                                               --
      Accounts payable                                                        (7,012)       (51,363)
      Accrued liabilities                                                   (135,852)        31,064
      Margin loans                                                          (466,986)       392,891
      Unearned income                                                         46,000             --
      Current tax liability                                                       --        (30,945)
      Due to clients                                                          61,799        (62,996)
      Accrued interest                                                       226,721             --
                                                                         -----------    -----------
      Net cash used in operating activities                                  (17,691)      (899,178)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of fixed assets                                                (78,097)       (78,392)
    Cash received in merger                                                   35,853             --
    Cash distributed at sale of subsidiary                                  (130,161)            --
    Purchase of minimum lease payments receivable                                 --       (253,422)
    Purchase of debentures                                                        --        (86,285)
    Redemption of investments                                                     --          1,181
                                                                         -----------    -----------
    Net cash used in investing activities                                   (172,405)      (416,918)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on note payable                                            --       (215,006)
    Proceeds from note payable                                                    --        279,352
    Net proceeds from sale of convertible debentures                         335,000      1,135,000
    Net proceeds from issuance of common stock                                    --        270,000
    Purchase of stock from minority interest                                   1,000         (7,500)
    Proceeds from issuance of stock to minority interest                          --         10,917
    Preferred dividends paid                                                 (60,196)       (72,086)
                                                                         -----------    -----------
    Net cash provided by financing activities                                275,804      1,400,677
                                                                         -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     85,708         84,581
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               391,143        306,562
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   476,851    $   391,143
                                                                         ===========    ===========
SUPPLEMENTAL INFORMATION
    Interest paid                                                        $    10,977    $    44,916
    Taxes paid                                                                    --         40,945
    Redemption of preferred stock:
       Decrease in accounts receivable                                        94,500        221,000
       Decrease in paid-in capital                                            55,043        145,471
    Acquired in merger:
        Assets                                                             3,128,348             --
        Liabilities                                                        6,456,805             --
        Merger expenses                                                    3,328,457             --
    Assets of discounted operations                                          490,720             --
    Liabilities of discounted operations                                     136,133             --
    Non-cash liabilities acquired in merger                                6,456,805             --
    Capitalized interest                                                     123,636             --
    Increase in deferred expenses                                                 --        165,000
    Additional minority investment                                                --         17,584
    Decrease in paid-in capital:
       For change in par value                                                    --         10,300
       For cost of registration statement and issuance of common stock            --         85,714
    Marketable securities exchanged for debentures                                --        248,715
    Common stock issued for services                                          19,800             --
    Reserve for bad debts                                                     78,787        388,000

                    The accompanying notes are an integral
                part of these consolidated financial statements.

                     EMERGE CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 And 2004



NOTE 1 - DESCRIPTION OF MERGER, NATURE OF OPERATIONS AND CONSOLIDATION

On August 31, 2005, NuWave Technologies, Inc. ( "NuWave" or "the Company") entered into a merger agreement (the "Agreement") with Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies ("Shareholders"). The Company was subsequently renamed Emerge Capital Corp. The transaction is being accounted for as a reverse acquisition since control of the merged group has passed to the shareholders of the acquired company (Corporate Strategies).

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

The Company issued and delivered shares of its Series B convertible Preferred stock ("Series B Preferred") to each holder of Corporate Strategies Class B common stock so that effectively upon conversion of the Series B Preferred into common shares, the common shares issued upon conversion shall be equal to ninety-five percent (95%) of the issued and outstanding stock of the Company (calculated on a fully diluted basis as of the date of the Merger, following the issuance of all the Merger Consideration (as such term is defined in the Agreement) and after giving effect to such conversion, but not including any shares of Common Stock issuable upon conversion of any then outstanding Company convertible debentures ). Therefore, the Merger Consideration for the Common Stock, Series C Preferred and Series B Preferred was the Corporate Strategies Class A common, Series A preferred and Class B common, respectively. The number of shares issued to the Shareholders in connection with the Merger was based upon a determination by the Company's Board of Directors (the "Board").

The Series B Convertible Preferred Stockholders and the holders of the common stock vote together and the Preferred Stock shall be counted on an "as converted" basis, thereby giving the Preferred Shareholders control of the Company.

NATURE OF OPERATIONS AND ORGANIZATION

The Company primarily provides business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public and private companies.

The Company owned Aim American Mortgage, Inc. ("Aim"), from February 18, 2003 to December 31, 2005. Aim engaged in residential mortgage brokerage activities. The consolidated financial statements of the Company include the results of the operations of Aim through December 31, 2005. Aim was sold on December 31, 2005 and has been reflected in discontinued operations in the financial statements.

On October 22, 2004, the Company formed CSI Business Finance, Inc. ("CSIBF"), incorporated in Texas, for the purpose of engaging in equipment leasing and other business finance activities. The consolidated financial statements of the Company include the results of operations of CSIBF for the period from October 22, 2004 (inception) to August 31, 2005, the date CSIBF was distributed to shareholders. The results are presented in discontinued operations.


CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Since Corporate Strategies is the surviving entity of the reverse merger, the financial statements include the results of operations since the merger (August 31, 2005) for NuWave and its consolidated subsidiaries, and the operations of Corporate Strategies since its inception. The statement of operations for the year ended December 31, 2004 is that of Corporate Strategies.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Revenue is recognized at the date a formal arrangement exists, the price is fixed or determinable, the delivery is complete, no other significant obligation of the Company exists and collectibility is reasonably assured.

Revenues from sales of real estate are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement .The subsidiary holding real estate was sold in February 2006.

Commission income from the brokering of loans is recognized when all of the services required to be performed for such revenues have been completed. Incremental direct costs include credit reports appraisal fees, document preparation fees, wire fees, filing fees, and commissions, and are included in operating expenses, net of reimbursements. The mortgage brokerage subsidiary was sold in December 2005, and the results are included in discontinued operations.

Discount income from purchased receivables represents a percentage of the purchase invoice. The discount percentage earned is determined by the number of days the invoice is outstanding.

Consulting revenue is recognized as services are performed.

Marketable securities gains (losses) is both trading gains or losses and the change in market value of the trading securities owned by the Company, including related puts and calls, in accordance with Financial Accounting Standard 115 "Accounting for Certain Investments in Debt and Equity Securities."

Lease agreements, under which the Company recovers substantially all its investment from the minimum lease payments are accounted for as finance leases. At lease commencement, the Company records a minimum lease payment receivable and unearned lease income. The remaining unearned income is recognized as revenue over the term of receivables using the interest method. The leasing subsidiary was distributed to shareholders in August 2005, and the results are included in discontinued operations

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statement of cash flows, the Company considers all short-term securities purchased with a maturity date of three months or less to be cash equivalents.

COLLECTIBILITY OF ACCOUNTS AND NOTES RECEIVABLE

The accounts and notes receivable are reviewed monthly for aging and quarterly credit evaluation of the customer's financial condition to determine collectibility. Write-offs or an increase in the allowance for doubtful accounts are made based on this evaluation. The allowance for doubtful accounts was approximately $138,000 at December 31, 2005 .

The purchased accounts receivable have a related liability on the Company's financial statements called "Due to Clients." This liability includes an amount which represents the difference between the face amount of the invoices purchased and the amount paid by the Company for the invoice. This amount effectively serves as an additional allowance for doubtful accounts since it can be used to offset the customer's uncollected purchased account receivable balances.

FIXED ASSETS

Fixed  assets  are  stated  at  cost.   Depreciation   is  computed   using  the
straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

LAND HELD FOR DEVELOPMENT AND SALE

Land held for development and sale is stated at the seller's historical cost basis, plus the costs of improvements. The subsidiary holding the land was sold in February 2006.

INTEREST CAPITALIZATION

The Company follows SFAS No. 34, "Capitalization of Interest Costs", which provides for the capitalization of interest as part of the historical cost of acquiring certain assets. Interest is capitalized on assets that require a period of time to get them ready for their intended use, such as real estate development projects. Interest is capitalized from the period activities begin, such as planning and permitting, until such time as the project is complete. Interest costs include interest recognized on obligations having explicit rates, as well as the amortization of discounts that result from imputing interest on convertible debentures over the life of the obligation. Interest is capitalized on only the net book value of the land and improvements, net of the discount recorded on the acquisition of the land. Interest on specific borrowings associated with the land, that are in excess of its net book value are expensed as incurred. Capitalized interest on land held for development and sale for the four months since the merger was $39,158.

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


DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock


FAIR VALUE DISCLOSURE AT DECEMBER 31, 2005

The carrying value of cash, notes and accounts receivable, accounts payable, accrued liabilities and notes payable are reasonable estimates of their fair value because of short-term maturity.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense on continuing operations was $58,622 and $42,949 for the years ended December 31, 2005 and 2004, respectively.

NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per share.


RECLASSIFICATIONS

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform with current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, "Share Based Payment" (`SFAS 123R"), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. Pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R. The Company does not expect that SFAS 123R will have a material impact on its consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (`FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3"(`SFAS 154"), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. The Company does not expect that SFAS 154 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS No. 153"). Previous guidance regarding the accounting for nonmonetary assets was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This previous guidance, however, included certain exceptions to that principle, SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are generally effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 is an interpretation of FAS No. 143, Asset Retirement Obligations, and relates to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47, effective December 31, 2005, did not have an effect on the Company's consolidated results of operations or financial position.

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheet, consolidated statements of operations and cash flows for the year ended December 31, 2004 and interim periods during 2004 and 2005 from the amounts previously reported. The restatements include adjustments to (a) correct the accounting for convertible debentures to recognize the effects of derivatives, (b) remove the beneficial conversion feature previously recorded for the convertible debentures, and (c) recognize the effects those changes had on recording the merger at August 31, 2005.

Following is a summary of the restatement adjustments:

CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

                                       Previously     Increases          As
                                        Reported     (Decreases)      Restated
                                     -------------  -------------  -------------

Merger Expenses                      $    370,894   $   (325,000)  $     45,894
 Interest expense -derivatives                 --         36,514         36,514
Net change in fair value of
 derivative liability                          --       (131,860)      (131,860)
                                     -------------  -------------  -------------

 Total restatements                  $    370,894   $   (420,346)  $    (49,452)
                                     =============  =============  =============

 Net loss                            $   (974,233)  $   (420,346)  $   (553,887)
                                     =============  =============  =============

Basic and diluted loss
 per share                           $      (0.02)                 $      (0.01)
                                     =============                 =============
Weighted average common shares used
 in computing basic and diluted
 loss per share                        57,736,557                    57,736,657
                                     =============                 =============


NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash, accounts and notes receivable and marketable securities. The Company maintains its cash accounts in a high quality FDIC insured bank in Texas and in money market brokerage accounts. The Company's accounts receivables consist of purchased receivables for consulting from companies located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions to ensure collections and minimize losses. The Company reduces its credit risk relating to marketable securities through diversification of marketable securities held.

For the years  ended  December  31,  2005 and 2004,  the  Company had sales as a
percent  of  annual  revenues  from  continuing   operations  to  the  following
customers:

                               2005              2004
                               ----              ----

                Customer A      26%               13%
                Customer B      10%               --

No other customers accounted for more than 10% of revenue during the year.

NOTE 5 - CONCENTRATION OF TRANSACTIONS WITH CORNELL CAPITAL PARTNERS, L. P.

At December 31, 2005 , $2,100,000 of the convertible debentures and $ 4,881,274, of secured notes payable are owed to a single creditor, Cornell Capital Partners, L.P ("Cornell").

Cornell was the principal lender to Nuwave both before and after the merger.

A wholly owned subsidiary, Lehigh Acquisitions was sold to Cornell in February 2006. Lehigh owns the land held for development and sale reflected in the financial statements. Proceeds from the sale of $5,556,356 reduced indebtedness to Cornell by $5,281,274.

Cornell has significant relationships with affiliated companies, both as a purchaser and lender.

NOTE 6 - PURCHASED ACCOUNTS RECEIVABLE

The Company purchases accounts receivable balances from clients and typically pays less than the face value of the balance at the time a receivable is purchased. Any amounts collected by the Company in excess of the amounts paid for the purchased accounts receivable less fees earned and required reserves are remitted to client. Such excess amounts may be applied to offset uncollected account balances. Any remaining excess amounts are recorded in the balance sheet as due to clients.

NOTE 7 - FIXED ASSETS

Fixed assets consisted of the following at December 31, 2005:

   Computer equipment                      $ 37,799
   Furniture and fixtures                    61,094
   Leasehold improvements                    38,752
   Intangible                                 5,000
                                           --------
                                            142,645

   Less accumulated depreciation            (70,768)
                                           --------

   Fixed assets, net                       $ 71,877
                                           ========

Depreciation expense for the years ended December 31, 2005 and 2004 was $20,232 and $13,976, respectively.

NOTE 8 - INVESTMENT IN MARKETABLE SECURITIES

Investments in marketable securities primarily include shares of common stock in various companies. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At December 31, 2005 and 2004, the Company had unrealized gains (losses) of $27,930 and ($25,319), respectively, related to marketable securities held on those dates. These unrealized losses are included in the consolidated statements of operations for the respective years.

Investments include shares of common stock in companies which do not have a readily determinable fair market value and are accounted for using the cost method. Once a quarter, the financial statements, operations and any other information needed to evaluate these investments are reviewed to determine if an impairment needs to be recorded.

NOTE 9 - NOTE RECEIVABLE DUE FROM AFFILIATE

A note receivable from CSI Business Finance, Inc was entered into on July 1, 2005. The original note of $320,034 is adjusted monthly for net receivable/payable transactions, bears interest at 12%, and is payable on June 30, 2006 or upon demand by Emerge.


NOTE 10 - NOTES PAYABLE

On November 20, 2002, the Company obtained an unsecured revolving line of credit of $100,000 at prime plus 2% with an open maturity date. At December 31, 2005, the prime rate was 7.25% and amount borrowed was $89,537. At December 31, 2005, all payments under the terms of the note were current.

As a result of the merger with NuWave at August 31, 2005, the Company acquired the following notes payable:

      $1,400,000 note payable, secured by land, due in January 2010 (paid in February 2006 - see Note 23 - Subsequent events.)
      $3,481,274 secured by land, due in December 2008 (paid in February 2006 - see Note 23 - Subsequent events.)

NOTE 11 -CONVERTIBLE DEBENTURES - DERIVATIVE FINANCIAL INSTRUMENTS

The Convertible Debentures issued from 2003 through 2005 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified the following instruments have derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

Cornell Debenture issued 5/6/04 in the face amount of $400,000
Cornell Debenture issued 6/24/04 in the face amount of $500,000
Cornell Debenture issued 9/28/04 in the face amount of $400,000
Cornell Debenture issued 4/6/05 in the faceamount of $400,000
Holland et. al. Debentures issued 12/8/03 in the face amountof $135,000 Holland et. al. Debentures issued 12/22/03 in the face amount of$250,000 Saporito Debenture issued 1/29/04 in the face amount of $100,000
ViolaDebenture issued 10/12/04 in the face amount of $100,000
Cornell Debenturesissued 5/5/05 in the face amount of $250,000
Cornell Debenture issued 7/20/05 inthe face amount of $150,000

The Company has identified the above debentures have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The embedded derivatives within the Convertible Notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date and the amount of shares converted by note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

CORNELL 5/06/04 CONVERTIBLE DEBENTURE

On May 6, 2004, Corporate Strategies entered into a Secured Debenture agreement with Cornell Capital Partners LP, pursuant to which the Company sold $400,000 of convertible notes due May 5, 2007.

The notes bear interest at 5%, which is accrued until maturity on May 5, 2007. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $0.18 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share based on 80% of the lowest closing bid price for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Notes at 120% of the face amount. The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach.

CORNELL 6/24/04 CONVERTIBLE DEBENTURE

On June 24, 2004, Corporate Strategies entered into a Secured Debenture agreement with I-Voice, pursuant to which the Company sold $500,000 of convertible notes due May 1, 2007. The notes were subsequently assigned to Cornell Capital Partners, L.P.

The notes bear interest at 5%, which is accrued until maturity on May 1, 2007. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $0.114 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share based on 80% of the lowest closing bid price for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Notes at 120% of the face amount. The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair value using a layered discounted probability-weighted cash flow approach

CORNELL 9/28/04 CONVERTIBLE DEBENTURE

On September 28, 2004, Corporate Strategies entered into a Secured Debenture agreement with Cornell Capital Partners, L.P., pursuant to which the Company sold $400,000 of convertible notes due September 28, 2007.

The notes bear interest at 5%, which is accrued until maturity on September 28, 2007. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $0.084 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share based on 80% of the lowest closing bid price for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Notes at 120% of the face amount. The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach.

CORNELL 4/06/05 CONVERTIBLE DEBENTURE

On April 6, 2005, Corporate Strategies entered into a Secured Debenture agreement with Cornell Capital Partners, L.P., pursuant to which the Company sold $400,000 of convertible notes due April 6, 2008.

The notes bear interest at 5%, which is accrued until maturity on April 6, 2008. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $0.108 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share based on 80% of the lowest closing bid price for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Notes at 120% of the face amount. The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach.

HOLLAND ET. AL. 12/08/03 SECURED CONVERTIBLE NOTES

On December 8, 2003, NuWave entered into a Secured Debenture agreement with five investors (Holland et. al) pursuant to which NuWave sold $135,000 of 5% convertible notes due December 8, 2005.

The notes bear interest at 5%, which is accrued until maturity on December 8, 2005. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $0.216 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share based on 80% of the lowest daily volume weighted average price ("VWAP") for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock. The Company has the right to repurchase the Notes at 110% of the face amount. The notes are unsecured general obligations of the Company and are subordinated to all other indebtedness of the Company unless the other indebtedness is expressly made subordinate to the notes. The notes were acquired by the Company effective August 31, 2005 as part of the reverse merger between NuWave and the Corporate Strategies. The notes were amended on November 30, 2005 to defer the maturity date to January 31, 2007. The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach. The modification was determined to be substantial and the Company accounted for the modification as an extinguishment of debt, under EITF 96-19 and recorded the replacement note. The single compound embedded derivative liability was valued using the same methodology for the replacement note.

HOLLAND ET. AL. 12/22/03 SECURED CONVERTIBLE NOTES

On December 22, 2003, NuWave entered into a Secured Debenture agreement with two investors (Holland et. al) pursuant to which Nuwave sold $250,000 of convertible notes due December 22, 2005.

The notes bear interest at 5%, which is accrued until maturity on December 22, 2005. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $0.168 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share based on 80% of the lowest daily volume weighted average price ("VWAP") for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock. The Company has the right to repurchase the Notes at 110% of the face amount. The notes are unsecured general obligations of the Company and are subordinated to all other indebtedness of the Company unless the other indebtedness is expressly made subordinate to the notes. The notes were acquired by the Company effective August 31, 2005 as part of the reverse merger between NuWave and Corporate Strategies The notes were amended on November 30, 2005 to defer the maturity date to January 31, 2007. The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and valued using a layered discounted probability-weighted cash flow approach. The modification was determined to be substantial and the Company accounted for the modification as an extinguishment of debt under EITF 96-19, and recorded the replacement note. The single compound embedded derivative liability was valued using the same methodology for the replacement note.

SAPORITO CONVERTIBLE DEBENTURE

On January 29, 2004, NuWave entered into a Secured Debenture agreement with Joanna Saporito pursuant to which NuWave sold $100,000 of convertible notes due January 29, 2006.

The notes bear interest at 5%, which is accrued until maturity on January 29, 2006. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $0.156 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share based on 80% of the lowest daily volume weighted average price ("VWAP") for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock. The Company has the right to repurchase the Notes at 110% of the face amount. The notes are unsecured general obligations of the Company and are subordinated to all other indebtedness of the Company unless the other indebtedness is expressly made subordinate to the notes. The notes were acquired by the Company effective August 31, 2005 as part of the reverse merger between NuWave Technologies and Corporate Strategies. The notes were amended on November 30, 2005 to defer the maturity date to January 31, 2007. The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach. The modification was determined to be substantial and the Company accounted for the modification as an extinguishment of debt under EITF 96-19, and recorded the replacement note. The single compound embedded derivative liability was valued using the same methodology .

VIOLA CONVERTIBLE DEBENTURE

On October 12, 2004, NuWave Technologies entered into a Secured Debenture agreement with Mary-Ellen Viola pursuant to which NuWave sold $100,000 of convertible notes due October 12, 2006.

The notes bear interest at 5%, which is accrued until maturity on October 12, 2006. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $0.078 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share based on 80% of the lowest closing bid price for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 9.99% of the outstanding stock. The Company has the right to repurchase the Notes at 110% of the face amount. The notes were acquired by the Company effective August 31, 2005 as part of the reverse merger between NuWave and Corporate Strategies. The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach.

CORNELL 5/5/05 CONVERTIBLE DEBENTURE

On May 5, 2005, NuWave entered into a Secured Debenture agreement with Cornell Capital Partners LP, pursuant to which NuWave sold $250,000 of convertible notes due December 1, 2005.

The notes bear interest at 12%, which is accrued until maturity on December 1, 2005. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $0.084 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Notes at 120% of the face amount. The notes were acquired by the Company effective August 31, 2005 as part of the reverse merger between NuWave Technologies and Corporate Strategies. The notes were amended on November 30, 2005 to defer the maturity date to January 31, 2007. The conversion feature and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach. The modification was determined to be substantial and the Company accounted for the modification as an extinguishment of debt under EITF 96-19, and recorded the replacement note. The single compound embedded derivative liability was valued using the same methodology.

CORNELL 7/20/05 CONVERTIBLE DEBENTURE

On July 20, 2005, NuWave entered into a Secured Debenture agreement with Cornell Capital Partners LP, pursuant to which NuWave sold $150,000 of convertible notes due February 15, 2006.

The notes bear interest at 12%, which is accrued until maturity on February 15, 2006. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $0.066 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Notes at 120% of the face amount. The notes were acquired by the Company effective August 31, 2005 as part of the reverse merger between NuWave Technologies and Corporate Strategies. The notes were amended on November 30, 2005 to defer the maturity date to January 31, 2007. The conversion feature and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach. The modification was determined to be substantial and the Company accounted for the modification as an extinguishment of debt under ITF 96-19, and recorded the replacement note. The single compound embedded derivative liability was valued using the same methodology.

DERIVATIVE VALUATIONS

The fair value model utilized to value the various embedded derivatives in the convertible notes, comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration. At inception, the fair value of this single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Convertible Notes (as unamortized discount which will be amortized over the term of the note under the effective interest method).

The following is a summary of the Convertible Notes and the adjustments made based on the embedded derivatives:

  Summary of Derivative Values

--------------------------------------------------------- -----------------------------------------------------------------
                                                                          Derivative Liabilities-Value as of:
--------------------------------------------------------- -----------------------------------------------------------------
Convertible Note                                              At       12/31/2004     8/31/2005   11/30/2005     12/31/2005
                                                          Inception                     merger   modification
                                                          ---------    ----------     ---------  -------------   ----------
Holland et. al. Debentures issued 12/8/03  (A)                $ N/A         $ N/A     $ 110,919     $ 112,350     $ 111,267
Holland et. al. Debentures issued 12/22/03 (A)                  N/A           N/A       210,460       210,751       206,050
Saporito Debenture issued 1/29/04 (A)                           N/A           N/A        82,330        83,222        83,322

Cornell Debentures issued 5/6/04 (B)                        120,329        28,946           N/A           N/A        70,327

Cornell Debentures issued 6/24/04 (B)                        56,117        34,619           N/A           N/A        76,821

Cornell Debentures issued 9/28/04 (B)                        55,921        36,942           N/A           N/A        75,570
Viola Debenture issued 10/12/04 (A)                             N/A           N/A        14,881           N/A        73,920

Cornell Debentures issued 4/6/05 (B)                        134,717           N/A           N/A           N/A       116,753
Cornell Debentures issued 5/5/05 (A)                            N/A           N/A         4,810        44,698        11,221
Cornell Debenture issued 7/20/05 A)                             N/A           N/A         2,122        41,384        11,370
                                                          ---------    ----------     ---------  -------------   ----------
Total                                                                                                            $  836,628
                                                                                                                 ==========


            (A) NuWave
            (B) Corporate Strategies


                                 DEBT DISCOUNTS

For the period from inception of the Convertible Notes through each balance sheet date, the amortization of unamortized discount on the Convertible Notes has been classified as interest expense in the accompanying statement of operation. The following table summarizes the debt discount as of December 31, 2004 and 2005 from the amortization of the embedded derivatives for each convertible note:

Summary of Debt Discount

                                                              Debt Discount
--------------------------------------------------------------------------------
Convertible Note                                        12/31/2004   12/31/2005
-----------------------------------------------------   ----------  -----------
Holland et. al. Debentures issued 12/8/03(A)              $   N/A   $   108,776
Holland et. al. Debentures issued 12/22/03(A)                 N/A       204,279
Saporito Debenture issued 1/29/04(A)                          N/A        80,575
Cornell Debentures issued 5/6/04 (B)                       97,558        59,205
Cornell Debentures issued 6/24/04(B)                       46,851        28,507
Cornell Debentures issued 9/28/04(B)                       51,444        33,501
Viola Debenture issued 10/12/04 (A)                           N/A         9,781
Cornell Debentures issued 4/6/05(B)                           N/A       106,577
Cornell Debentures issued 5/5/05(A)                           N/A        41,699
Cornell Debenture issued 7/20/05(A)                           N/A        38,749
-----------------------------------------------------   ----------  -----------
Total:                                                              $   711,649
                                                                    ===========

            (A) NuWave
            (B) Corporate Strategies

Annual maturities of notes payable and convertible debentures at December 31, 2005 are as follows:

       Year Ending December 31,                                       Amount
       ------------------------                                    ------------

                2006                                               $    454,953
                2007                                                  2,463,995
                2008                                                  4,174,543
                2009                                                    308,274
                2010                                                    254,046
                                                                   ------------

                                                                      7,655,811

Less: unamortized debt discount                                        (711,649)
                                                                   ------------

Total notes payable and
               convertible debentures                              $  6,944,162
                                                                   ============


NOTE 12 - DEBT EXTINGUISHMENT

The Company accounts for modifications to debt instruments based on the accounting guidance found in EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments. Several of the convertible notes were modified in November, 2005 to extend the maturity to January 31, 2007. Upon modification, each of the convertible notes were tested for extinguishment under the guidance of EITF 96-19. The modification was determined to be substantial for the following notes and the Company accounted for the modification as an extinguishment of debt and recorded the following gains/(losses):

Summary of Debt Extinguishment

---------------------------------------------- ---------------------------------
Convertible Note                                     Gain on Extinguishment
---------------------------------------------- ---------------------------------
Holland et. al. Debentures issued 12/8/03                           $    113,268
Holland et. al. Debentures issued 12/22/03                               194,414
Saporito Debenture issued 1/29/04                                         68,571
Cornell Debentures issued 5/5/05                                           7,071
Cornell Debenture issued 7/20/05                                           8,692
                                                                    ------------
                                      Total                         $    392,017
                                                                    ============

NOTE 13 - DESCRIPTION OF CAPITAL STOCK

The current authorized capital stock of the Company consists of Nine hundred Million (900,000,000) shares of Common Stock, par value $0.001 per share, One Hundred Thousand (100,000) shares of convertible Series B Preferred, par value $0.01 per share and One Thousand (1,000) non-voting shares of Series C Preferred, par value $0.01 per share. As of December 31, 2005, 22,710,816 shares of Common Stock, One Hundred Thousand (100,000) shares of Series B Preferred and
536.199 shares of Series C preferred stock were issued and outstanding. The following description is a summary of the capital stock and contains the material terms of voting capital stock.

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


NOTE 14 - WARRANTS

At December 31, 2005 warrants were outstanding to purchase 200,000 shares of the Company's common stock for $1.00 per common share. The warrants expire in September 2008.

NOTE 15 - STOCK OPTIONS

On December 13, 2005,  the Emerge Capital Corp.  2005 Stock  Incentive Plan (the
Plan) was adopted and approved by shareholders. On a calendar year basis, an amount of shares of Common Stock equivalent to the greater of 10 million common shares or fifteen percent (15%) of the fully diluted shares outstanding on January 2 of any such calendar year may be allocated, at the discretion of the Administrator, to be granted as awards under the Plan, less awards outstanding at the end of the prior calendar year. There are no outstanding options at December 31, 2005.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

On September 1, 2004, the Company entered into a five year employment agreement, effective June 1, 2004, with Tim Connolly, Chief Executive Officer and Vice Chairman of the Board. The agreement has a renewal provision and provides for an annual salary and bonus upon attaining certain performance criteria set by the board of directors. The agreement also provides certain anti-dilution provisions in return for an extension of lock-up of the Chief Executive Officer's shares until December 31, 2007 and for certain other fringe benefits.

On September 1, 2004, Corporate Strategies entered into a three year employment agreement with Fred Zeidman, Chairman of the Board. The agreement has a renewal provision and provides for an annual salary and bonus upon attaining certain performance criteria set by the board of directors and certain fringe benefits; in addition, Mr. Zeidman receives 50% of all consulting fees from companies directly provided by or supervised by him.

LEASES

The Company leases its office space under operating leases. Rental expense under operating leases for continuing operations aggregated $71,819 and $25,252 for the years ended December 31, 2005 and 2004, respectively. Effective February 10, 2005, the Company entered into a new five year lease in and moved the Company's headquarters there, with AIM remaining in the other leased area. AIM was sold in December 2005 and assumed the lease on the area they occupy.

Future minimum payments under non-cancellable operating leases for continuing operations with initial or remaining terms of one year or more consist of the following at December 31, 2005:

                                                Operating
                                                  Leases
                                                ---------
                2006                            $  84,652
                2007                               73,591
                2008                               74,032
                2009                               74,032
                2010                                8,058
                                                ---------

                Total minimum lease payments    $ 314,365
                                                =========

NOTE 17 - STANDBY EQUITY DISTRIBUTION AGREEMENT

Emerge entered into a Standby Equity Distribution Agreement "SEDA " with Cornell under which the Company may, at its discretion, periodically sell to Cornell registered shares of the Company's common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the SEDA, Cornell will pay Emerge 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain a fee of 10% of each advance under the SEDA. Pursuant to the terms of the SEDA, the Company is restricted from raising capital from the sale of securities at a price less than the market price of the Company's common stock on the date of issuance or granting additional security interests in the Company's assets.

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

NOTE 18 - RELATED PARTY TRANSACTIONS

Emerge and Business Finance are two separate public entities that are under common control. This common control has the potential for altering operating results or financial position in a manner significantly different from those that would have been obtained if the entities were autonomous. Common management has developed certain controls to minimize potential conflicts by segregating types of transactions between the two entities, and limiting transactions between the two entities to those contractually permitted.


BROKERAGE FEES

The Company has an arrangement whereby it introduces prospective financing clients to CSI Business Finance (Finance), a related party; if a transaction is consummated, the Company earns a fee which is paid by the customer. For the four months since the spin-off of Finance, such fees have totaled $175,000.

ALLOCATION OF OPERATING EXPENSES

The Company performs certain administrative and management functions for Finance. Based on an estimation of efforts expended, Finance was allocated approximately $38,000 since the spin-off in August 2005.

NOTE 19 - INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2005 and 2004:

Loss before taxes                                   $ (4,271,813)  $   (438,644)
                                                    ============   ============

Income tax benefit computed at statutory rates      $ (1,452,416)  $   (149,139)
Permanent differences, nondeductible expenses             47,608         29,407
Increase in valuation allowance                          173,247        113,900
Net increase in fair value of devivative
     liability net of amortization of discount
     and debt modification gain                          (17,420)       (32,417)
Gain on sale of subsidiary                               118,048             --
Merger expense                                         1,062,767             --
Net operating loss allocable to a
     a subsidiary that was sold                           96,668             --
Increase in deferred liability                                --         13,807
Other                                                     22,068        (18,715)
                                                    ------------   ------------

Tax (Liability) Benefit                             $     50,570   $    (43,157)
                                                    ============   ============

The Company will file a consolidated tax return with its subsidiaries.

DEFERRED INCOME TAXES

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2005 is set out below:

DEFERRED TAX ASSET
Conversion to cash basis for tax reporting purposes                $     16,121
Net operating loss                                                      100,108
Valuation allowance                                                    (287,147)
Unrealized loss on security transactions                                153,222
Accrued interest                                                         10,656
Reserve for bad debts                                                    26,787
                                                                   ------------
        Deferred tax asset                                               19,747

DEFERRED TAX LIABILITY
Fixed asset tax basis difference                                         19,747
                                                                   ------------

Net deferred tax asset (liability)                                 $         --
                                                                   ============

The Company has a net operating loss carry forward estimated at $294,000 which expires in 2026. The loss may be limited under Internal Revenue Code section 382.

NOTE 20 - SEGMENT REPORTING

The Company had four segments: business services (which consists of turnaround execution services, management restructuring services, and business development services) and real estate development which were continuing at December 31, 2005, and mortgage brokerage, previously through its 85% owned subsidiary, Aim American Mortgage, Inc., (Aim was sold on December 31, 2005.), and equipment leasing and business finance, through its wholly owned subsidiary, CSI Business Finance, Inc. (which was distributed to the shareholders of CSI effective August 31, 2005.) The mortgage brokerage and equipment leasing and business finance segments are treated as discontinued operations in the financial statements.

The Company primarily provides business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public companies.

The Company evaluates segment performance and allocates resources based on several factors, of which revenue and income before federal income tax are the primary financial measures. The accounting policies of the reportable segments are the same as those described in the footnote entitled "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements.

The Company's operations are conducted in the United States.

                                                                     Discontinued Operations
                                                                    -------------------------
                                       Business         Real         Mortgage      Equipment
                                       Services        Estate        Brokerage     Leasing(1)
                                      -----------    -----------    -----------    ----------
Year ended December 31, 2004
Revenue                               $   662,109    $        --    $ 1,145,025    $    6,653

Interest expense/(income)                  54,629             --         (8,654)           --

Income (Loss) before income tax          (207,791)            --       (233,078)        2,875

Segment assets                          1,921,509             --        412,855       338,223

Additions to long-term assets               9,681             --         34,391        34,320

Depreciation and amortization              13,976             --         17,400           953

Year ended December 31, 2005

Revenue                               $   591,608    $        --    $   932,330    $       --

Interest expense/(income)                 347,581         43,428         (3,358)        6,371

Loss before income tax, merger
expense and discontinued operations      (665,542)       (14,426)            --            --

Loss from discontinued operations                                      (268,053)       (38,791)

Segment assets                          1,913,194      3,032,531             --            --

Additions to long-term assets              78,097             --             --            --

Depreciation and amortization              20,232             --             --            --

(1) Amounts presented for December 31, 2004 are for the period from October 22, 2004 (inception) to December 31, 2004

NOTE 21 - CONSULTING SERVICES CONTRACTS


The Company enters into contracts to provide strategic consulting services, including general business development, mergers, acquisitions, management advisory, and restructuring services. There were four such contracts at December 31, 2005. The contracts generally provide for a base payment of $6,000 - 12,000 per month, which may be payable in stock, with additional fees for consulting services beyond a preset amount. Some contracts include warrants or success fees.


NOTE 22 - SAGAMORE TRANSACTIONS

As part of a restructuring consulting arrangement the Company received 70% of the then outstanding stock of Sagamore, Holdings, Inc. ("Sagamore") for a nominal price ($100), in order to exercise temporary control. Major creditors have indicated their intent to convert indebtedness into stock, and the plan is for Sagamore to issue additional shares to satisfy other indebtedness. Sagamore has a history of operating losses, and future profitability depends on the success of restructuring. Based on temporary control, the minimal investment with no commitments for additional capital from the Company, and the history of significant losses, the Company has determined it is appropriate to treat
Sagamore as an investment, recorded under the equity method. Accordingly, Sagamore is not consolidated in the accompanying financial statements.


NOTE 23 - SUBSEQUENT EVENTS - UNAUDITED

In February 2006, the Company sold its 100% owned subsidiary Lehigh to Cornell for total proceeds of approximately $5,556,000 including cash of $93,000, repayment of $ 4,881,000 promissory notes and $400,000 convertible debenture to Cornell, and payment of $182,000 of payables. The transaction resulted in a gain of approximately $1,155,000 in February 2006.

On February 21, 2006, the Company agreed to repurchase 272.278 shares of the Company's Series C Preferred stock for a promissory note of $240,000. The note bears interest at 8% and is payable in monthly installments of approximately $4,800 until paid in full.

NOTE 24 - PRO FORMA STATEMENT OF OPERATIONS

The unaudited condensed consolidated statement of operations for the year ended December 31, 2005 and 2004 is presented as if the merger exchange had taken place at December 31, 2004 and 2003. The unaudited condensed consolidated statement of operations is provided for informational purposes only and does not purport to represent what the consolidated results of operations would have been had the merger, in fact, occurred on those dates and is presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

                                Emerge
DECEMBER 31, 2005               Capital
                                 Corp.         January-
                              For the year     August 2005
                           Ended December 31,   NuWave
                                 2005(c)     Transactions    Adjustment          Proforma
                             ------------    ------------   ------------       ------------
Revenue                      $    591,608    $         --   $         --       $    591,608
General and administrative
  expense                       1,346,723         673,045       (497,568)(a)      1,522,200
Other (income) expense          3,359,616          22,512        (21,619)(a)      3,354,475
                                                                  (6,034)(b)
Tax benefit                       (50,570)             --             --            (50,570)
                             ------------    ------------   ------------       ------------
Net loss from continuing
  operations                 $ (4,064,161)   $   (695,557)  $   (525,221)      $  4,234,497
                             ============    ============   ============       ============

(a)   To eliminate expenses that do not relate to on-going operations.

(b) To record the amortization of debt discount and net change in fair value of derivative liabilities.

(c)   Includes the operations of NuWave for the four(4) months since the merger.

DECEMBER 31, 2004

                                Emerge
                                Capital               Nuwave
                                 Corp.           Technologies, Inc.
                              For the year       For the year ended
                           Ended December 31,      December 31,
                                 2004                 2004           Adjustment            Proforma
                             ------------         ------------      ------------         ------------
Revenue                      $  1,947,972         $         --      $         --         $  1,947,972
General and administrative
  expense                       2,488,081              740,669          (475,789)(a)        5,653,961
                                                                       2,901,000 (b)
Other (income) expense            318,231             (355,280)          632,811 (a)          595,762
Tax Provision (benefit)            43,807              (49,590)           49,590 (a)           43,807
                             ------------         ------------      ------------         ------------
Net loss from continuing
  operations                 $   (902,147)        $   (335,799)     $ (3,107,612)        $ (4,345,558)
                             ============         ============      ============         ============

(a)   To eliminate expenses that do not relate to on-going operations.

(b)   Recording merger expense.