Form 10QSB
period 2006-03-31
Emerge Capital Corp
filed 2006-05-22
CIK 1009802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended March 31, 2006.

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                       ACT

           For the transition period from ___________ to ____________

                         Commission file number 0-28606

                         ------------------------------

                              EMERGE CAPITAL CORP.
        (Exact name of small business issuer as specified in its charter)

                         ------------------------------
              DELAWARE                                          22-3387630
           (State or other jurisdiction of                    (I.R.S. Employer
           Incorporation or organization)                    Identification No.)


                       109 North Post Oak Lane, Suite 422
                                Houston, TX 77024
          (Address of principal executive offices, including area code)

                                  713-621-2737
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of our common stock at May 19, 2006 was 24,585,816.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                              EMERGE CAPITAL CORP.

                                   FORM 10-QSB

                                     INDEX
                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of
  March 31, 2006 (Unaudited)                                                   2
Condensed Consolidated Statement of Operations for the
  three months ended March 31, 2006 and 2005 (Unaudited)                       3
Condensed Consolidated Statement of Cash Flows for the
  three months ended March 31, 2006 and 2005 (Unaudited)                       4
Notes to Condensed Consolidated Financial Statements (Unaudited)             5-9
Item 2. Management's Discussion and Analysis or Plan of Operation           9-11
Item 3. Controls and Procedures                                            12-14

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                     14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           14
Item 3. Defaults Upon Senior Securities                                       14
Item 4. Submission of Matters to a Vote of Security Holders                   15
Item 5. Other Information                                                     15
Item 6. Exhibits                                                              15
SIGNATURES                                                                    16

                          PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      EMERGE CAPITAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash and cash equivalents                                                                   $   531,537
   Restricted cash                                                                                  98,452
   Purchased accounts receivable                                                                    84,765
   Other accounts receivable (net of allowance for bad debts of $78,737)                           183,910
   Notes receivable                                                                                227,004
   Note receivable due from affiliate                                                              162,295
   Receivable due from affiliate                                                                   166,091
   Investment in marketable securities                                                           1,156,793
   Deferred financing costs                                                                         86,076
   Prepaid expense                                                                                 107,041
                                                                                                -----------
   Total current assets                                                                          2,803,964
                                                                                                -----------
NONCURRENT ASSETS
   Fixed assets, net                                                                                71,132
                                                                                               -----------
   Total noncurrent assets                                                                          71,132
                                                                                               -----------
TOTAL ASSETS                                                                                   $ 2,875,096
                                                                                                ===========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                                            $   302,868
   Accrued liabilities                                                                              25,927
   Convertible debentures--net of $357,621 discount                                                183,117
   Notes payable                                                                                   164,509
   Accrued interest payable                                                                         49,298
   Unearned income                                                                                 264,250
   Derivative liability                                                                            850,718
   Due to clients                                                                                   24,822
                                                                                                 ----------
   Total current liabilities                                                                     1,865,509
                                                                                                 ----------
NONCURRENT LIABILITIES
   Convertible debentures--net of $198,339 discount                                              1,501,661
   Note payable                                                                                    190,963
   Accrued interest payable                                                                        132,189
                                                                                                -----------
   Total noncurrent liabilities                                                                  1,824,813
                                                                                                -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred Stock, par value $.01, 2,000,000 shares authorized:

           Series A Convertible Preferred Stock, noncumulative, $.01 par value;
             400,000 shares authorized; none issued

           Series B Convertible Preferred Stock, 100,000 shares authorized;
             100,000 shares issued and outstanding; no liquidation or redemption value               1,000

           Series C Preferred Stock; liquidation preference of $378,000 redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01,
             1,000 shares authorized, 254 shares issued and outstanding                                  3

   Common stock, $.001 par value; 900,000,000 shares authorized;
              23,835,816 shares issued and outstanding                                              23,836
   Additional paid-in capital                                                                      529,015
   Retained deficit                                                                             (1,369,080)
                                                                                                -----------
   Total shareholders' deficit                                                                    (815,226)
                                                                                                -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                    $ 2,875,096
                                                                                                ===========

  See accompanying notes to these condensed consolidated financial statements.

                      EMERGE CAPITAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended March 31
                                                         ------------------------------
                                                              2006             2005
                                                         -------------    -------------

REVENUE
   Discount income                                      $       9,668    $      59,232
   Consulting revenue                                         171,250           75,000
   Marketable securities gain                                 664,615          127,017
   Fee income                                                  20,000               --
                                                         --------------    -------------
   Total revenue                                              865,533          261,249
                                                         --------------    -------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and benefits                                       146,540          106,388
  Advertising                                                  26,565            9,170
  Business development, travel and entertainment               19,030           29,631
  Rent                                                         18,858           14,631
  Depreciation and amortization                                 6,163            3,494
  Professional fees                                           134,468           63,203
  Other                                                        27,869           43,652
                                                         --------------    -------------
   Total general and administrative expenses--net of
 allocation to affiliated entities--$24,796 for 2006
    and $20,333 for 2005                                      379,493          270,169
                                                         --------------    -------------
OPERATING INCOME (LOSS)                                       486,040           (8,920)
                                                         --------------    -------------
OTHER (INCOME) EXPENSE
  Interest expense                                             31,384           19,410
  Interest expense-derivatives                                 81,491           17,837
  Net change in fair value of derivative liabilities          182,653          148,547
  Debt extinguishment                                         (94,365)              --
  Other expense                                                11,501               --
  Other income                                                (16,268)         (39,951)
  Interest income                                             (17,508)              --
  Gain on sale of subsidiary--Note 6                       (3,042,406)              --
                                                         --------------    -------------
   Total other (income) expense                            (2,863,518)         145,843
                                                         --------------    -------------
Income (loss) before income tax                             3,349,558         (154,763)
                                                         --------------    -------------
INCOME TAX PROVISION
  Current income tax expense (benefit)                             --               --
  Deferred income tax expense                                      --           83,795
                                                         --------------    -------------
  Total income tax provision (benefit)                             --           83,795
                                                         --------------    -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                    3,349,558         (238,558)
                                                         --------------    -------------
LOSS FROM DISCONTINUED OPERATIONS                               4,687           53,888
                                                         --------------    -------------
NET INCOME (LOSS)                                           3,344,871         (292,446)

  Preferred dividends paid                                     12,348           15,156
                                                         --------------    -------------
INCOME (LOSS) APPLICABLE TO COMMON SHARES               $   3,332,523    $    (307,602)
                                                         ==============    =============
Basic income (loss) per share:
   Income (loss) from continuing operations             $        0.14    $          --
   Loss from discontinued operations                               --               --
                                                         --------------    -------------
                                                        $        0.14    $          --
                                                         ==============    =============
Diluted income (loss) per share:
   Income (loss) from continuing operations             $        0.01    $          --
   Loss from discontinued operations                               --               --
                                                         --------------    -------------
                                                        $        0.01    $          --
                                                         ==============    =============
Basic average shares outstanding                           23,735,816       66,630,000
                                                         ==============    =============
Diluted average shares outstanding                        490,271,170       66,630,000
                                                         ==============    =============


See accompanying notes to these condensed consolidated financial statements.

                      EMERGE CAPITAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended March 31
                                                                              --------------------------
                                                                                 2006           2005
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $ 3,344,871    $  (292,442)

Adjustment to reconcile net income (loss) to net cash provided by (used in)
operating activities                                                           (3,290,583)       308,221
                                                                              -----------    -----------
Net cash provided by operating activities                                          54,288         15,779
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of fixed assets                                                      (5,418)       (84,496)
    Cash received for sale of subsidiary                                           93,396             --
    Proceeds from sale of investments                                              23,220             --
                                                                              -----------    -----------
Net cash provided by (used in) investing activities                               111,198        (84,496)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on note payable                                                 --        (73,809)
    Preferred dividends paid                                                      (12,348)       (15,156)
                                                                              -----------    -----------
Net cash used in financing activities                                             (12,348)       (88,965)
                                                                              -----------    -----------

Net cash provided by operating activities of discontinued operations                   --         98,988
Net cash used in investing activities of discontinued operations                       --        (26,517)
Net cash provided by financing activities of discontinued operations                   --            750
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              153,138        (84,461)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    378,399        391,143
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   531,537    $   306,682
                                                                              ===========    ===========

SUPPLEMENTAL INFORMATION
    Interest paid                                                             $        --    $     4,217
                                                                              -----------    -----------
    Taxes paid                                                                $     9,882    $        --
                                                                              -----------    -----------
    Redemption and purchase of preferred stock:
          Decrease in accounts receivable                                     $    15,000    $    43,500
                                                                              -----------    -----------
          Increase in notes payable                                           $   240,000    $        --
                                                                              -----------    -----------
          Decrease in paid-in capital                                         $   243,498    $    25,337
                                                                              -----------    -----------
    Sale of subsidiary:
          Assets sold                                                         $ 2,906,001    $        --
                                                                              -----------    -----------
          Liabilities assumed by buyer                                        $ 5,855,011    $        --
                                                                              -----------    -----------


See accompanying notes to these condensed consolidated financial statements.

                     EMERGE CAPITAL CORP. AMD SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of Emerge Capital Corp. ("Emerge") and "Subsidiaries" as of March 31, 2006 and their condensed consolidated results of operations and cash flows for the three months ended March 31, 2006 and the three months ended March 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

As used herein, the "Company" refers to Emerge or Emerge together with its subsidiaries. The Company's fiscal year ends on December 31st.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission for interim financial statements. The unaudited condensed consolidated financial statements and the notes thereto in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the "10-KSB").

On August 31, 2005, NuWave Technologies, Inc. ("NuWave") entered into a merger agreement (the "Agreement") with Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies. The Company was subsequently renamed Emerge.

As a result of the merger, former shareholders of Corporate Strategies collectively own 100% of the Company's Series B Convertible Preferred Stock ("the Series B Preferred"). Upon conversion of the Series B Preferred into common shares, the common shares issued upon conversion shall be equal to ninety-five percent (95%) of the issued and outstanding stock of the Company (calculated on a fully diluted basis as of the date of the merger.)

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

The Company owned Aim American Mortgage, Inc. ("Aim") from February 18, 2003 through December 31, 2005. Aim is engaged in residential mortgage brokerage activities. The consolidated financial statements of the Company include the results of the operations of Aim through December 31, 2005. Aim was sold on December 31, 2005 and has been reflected in discontinued operations in the financial statements.

On October 22, 2004, the Company formed CSI Business Finance, Inc. ("CSIBF"), a corporation organized under the laws of the state of Texas, for the purpose of engaging in equipment leasing and other business finance activities. The consolidated financial statements of the Company include the results of operations of CSIBF for the period from October 22, 2004 (inception) through August 31, 2005, the date CSIBF was distributed to shareholders. The results are presented in discontinued operations.

Lehigh Acquisition Corp. ("Lehigh") was a subsidiary of NuWave and is treated as if it was acquired August 31, 2005, the date of merger. Lehigh was sold on February 3, 2006. The interim financial statements include the operations of Lehigh from September 1, 2005 through February 3, 2006. The results are presented in discontinued operations.

The  accompanying   condensed  consolidated  financial  statements  include  the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Since Corporate Strategies is the surviving entity of the reverse merger, the financial statements include the results of operations since the merger (August 31, 2005) for NuWave and its consolidated subsidiaries, and the operations of Corporate Strategies since its inception.

Note 2 - Income (Loss) Per Common Share

Basic net income  (loss) per common share is computed by dividing the net income
(loss) applicable to common shares by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effects of the assumed issuance of potentially dilutive securities. The number of shares issuable upon the conversion of the outstanding Series B Preferred and secured convertible debentures that was used in the fully diluted earnings per share computation for the quarter ended March 31, 2006 was 466,535,354. There were no potentially dilutive shares at March 31, 2005.

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for March 31, 2006. The adjustments were the same for both income from continuing operations and income applicable to common shares.

                                                               Continuing     Applicable to
                                                               Operations     Common Shares
                                                               ------------   ------------
Income                                                         $  3,349,558   $  3,332,523
Less effect of derivatives                                          218,785        218,785
                                                               ------------   ------------
Income (numerator)                                             $  3,568,343   $  3,551,308
                                                               ============   ============


Shares--basic                                                    23,735,816     23,735,816
Effect of convertible debentures                                 12,319,034     12,319,034
Effect of conversion of Series B  Preferred                     454,216,320    454,216,320
                                                               ------------   ------------
Shares--diluted (denominator)                                   490,271,170    490,271,170
                                                               ============   ============

Per share amount:
Basic                                                          $       0.14   $       0.14
                                                               ============   ============
Diluted                                                        $       0.01   $       0.01
                                                               ============   ============

Note 3 - Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its consolidated balance sheet, consolidated statements of operations and cash flows for the year ended December 31, 2004 and interim periods during 2004 and 2005 from the amounts previously reported. The restatements include adjustments to (a) correct the accounting for convertible debentures to recognize the effects of derivatives, (b) remove the beneficial conversion feature previously recorded for the convertible debentures, and (c) recognize the effects those changes had on recording the merger at August 31, 2005. The Company is required to reissue and restate the Form10-QSB previously issued as of September 30, 2005 and for the three and nine months then ended, and the information included therein should not be relied on.

Note 4 - Convertible Debentures - Derivative Financial Instruments

The Convertible Debentures issued from 2003 through 2005 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

The Company identified the following instruments with imbedded derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

Cornell Debenture issued 5/6/04 in the face amount of $400,000
Cornell Debenture issued 6/24/04 in the face amount of $500,000
Cornell Debenture issued 9/28/04 in the face amount of $400,000
Cornell  Debenture  issued 4/6/05 in the face amount of $400,000
Holland et. al. Debentures issued 12/8/03 in the face amount of $135,000 Holland et. al. Debentures issued 12/22/03 in the face amount of $250,000 Saporito Debenture issued 1/29/04 in the face amount of $100,000
Viola Debenture issued 10/12/04 in the face amount of $100,000
Cornell Debentures issued 5/5/05 in the face amount of $250,000
Cornell Debenture issued 7/20/05 in the face amount of $150,000

These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19 and SFAS No. 133.

The embedded derivatives are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities". The Company has utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date and the amount of shares converted by debenture holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

On February 3, 2006, as part of the sale of Lehigh, the Cornell Debentures for $250,000 issued 5/5/05 and $150,000 issued 7/20/05 were cancelled. The resulting gain on extinguishment of $94,365 has been included in debt extinguishment income.

Note 5 - Segment Reporting

The Company had four segments: business services (which consists of turnaround execution services, management restructuring services, and business development services) which was continuing at December 31, 2005, and mortgage brokerage, previously through its 85% owned subsidiary, Aim American Mortgage, Inc. which was sold on December 31, 2005; equipment leasing and business finance, through its wholly owned subsidiary, CSI Business Finance, Inc. which was distributed to the shareholders of Corporate Strategies effective August 31, 2005; and real estate development through its wholly owned subsidiary , Lehigh which was sold in February 2006. The mortgage brokerage, equipment leasing and real estate development segments are treated as discontinued operations in the financial statements.

The Company primarily provides business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public companies

The Company's operations are conducted in the United States.

                                                                                DISCONTINUED OPERATIONS
                                                              ------------------------------------------
                                                   BUSINESS        REAL           MORTGAGE    EQUIPMENT
                                                   SERVICES       ESTATE          BROKERAGE   LEASING
         Three months ended March 31, 2006:
         Revenue                                $   865,533    $        --   $        --    $        --
         Income (Loss) before income tax        $ 3,349,558    $        --   $        --    $        --
         Segment assets                         $ 2,875,096    $        --   $        --    $        --

         Three months ended March 31, 2005:
         Revenue                                $   261,249    $        --   $   256,733    $    40,034
         Income (Loss) before income tax        $  (154,759)   $        --   $   (65,626)   $    11,738
         Segment assets                         $ 2,002,215    $        --   $   308,144    $   338,136

Note 6 - Sale of Lehigh Acquisition Corp.

In February 2006, the Company sold its wholly-owned subsidiary, Lehigh, to Cornell Capital Partners, LP ("Cornell")for total proceeds of $5,948,407 including the assumption of $4,881,274 promissory notes, $400,000 of convertible debentures, $573,737 of accrued expense and interest and cash of $93,396. The transaction resulted in a gain of $3,042,406.

Note 7. - Income Taxes

The gain from sale of the subsidiary discussed in Note 6 is a non-taxable transaction under the Internal Revenue Code.

Note 8 - Repurchase of Preferred Stock

On February 21, 2006, the Company agreed to repurchase 272.278 shares of the Company's Series C preferred stock for a promissory note of $240,000. The note bears interest at 8% and is payable in monthly installments of approximately $4,800 until paid in full.

On March 31, 2006 the Company redeemed ten shares of Series C preferred stock for $15,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "expect", "anticipate", "estimate", "believe", "intend", or "project" or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company's growth strategies, (c) our Company's future financing plans and (d) our Company's anticipated needs for working capital. These statements may be found under this Section as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, those described in our Form 10-KSB for the year ended December 31, 2005 and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2006 and 2005 should be read in conjunction with our most recent audited annual financial statements for the year ended December 31, 2005, the unaudited interim financial statements included herein, and, in each case, the related notes.

OVERVIEW

On August 31, 2005, NuWave Technologies, Inc. ("NuWave") entered into a merger agreement (the "Agreement") with Corporate Strategies. The Company was subsequently renamed Emerge Capital Corp. The transaction is being accounted for as a reverse acquisition since control of the merged group has passed to the shareholders of the acquired company (Corporate Strategies).

The Company primarily provides business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public and private companies.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 and March 31, 2005

Revenue

Gross revenue for the three months ended March 31, 2006 increased to $865,533 from $261,249 for the three months ended March 31, 2005. The breakdown of the sources of our gross revenue is as follows:

                                        2006       2005
                                      --------   --------
         Discount income              $  9,668   $ 59,232
         Consulting income             171,250     75,000
         Marketable securities gain    664,515    127,017
         Fee Income                     20,000         --

Discount income decreased by approximately $50,000 for the three months ended March 31, 2006 compared to the same period in 2005, primarily representing decreased revenues as a result of the bankruptcy of a former customer. Management does not anticipate generating any significant new business in this area.

Consulting revenue increased by approximately $96,000 from the same period in 2005. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. During the quarter ended March 31, 2006 there were five ongoing consulting customers compared to one during the same period 2005, and a specific event type fee in 2005 of $60,000 (none in 2006).

Marketable securities gain increased by approximately $537,000 for the quarter ended March 31, 2006 compared to the same quarter in 2005. Marketable securities gain included unrealized gains of approximately $571,000 for the quarter ended March 31, 2006 compared to $159,888 during the same period in 2005.

General and Administrative Expenses

General and administrative expenses increased by approximately $110,000 to $379,493 for 2006 as compared to the same period in 2005.

Salaries and benefits increased by approximately $40,000 to $146,540 in 2006 as compared to the same period in 2005, primarily representing two new employees added in the third and fourth quarter 2005 and NuWave personnel in August 2005.

Professional fees were $134,468 in 2006, an increase of approximately $71,000 as compared to the same period in 2005. The increase represented additional accounting, legal and consulting fees relating to additional requirements for public companies, additional entities and restatements related to derivative accounting.

Other income and expense

Interest expense increased by approximately $12,000 in 2006, representing interest on significant debt from NuWave entities.

Interest expense-derivatives reflect the amortization of derivative related discount on convertible debentures. The increase of approximately $64,000 in 2006 primarily reflects the amortization of discounts related to NuWave indebtedness added in August 2005.

Derivative expense of $182,653 in 2006 ($148,547 in 2005) represents the change in the fair value of the net derivative liability for the quarter. The increase also reflects the NuWave indebtedness added as a result of the August 2005 merger.

Certain convertible debt was considered extinguished in the first quarter 2006 because of the partial conversion to common stock. The extinguishment gain was $94,365.

Gain on sale of subsidiary of $3,042,406 represents the gain on the sale of Lehigh Acquisition Corp. ("Lehigh") in February 2006.

Discontinued Operations

During February 2006, the Company sold the shares of its wholly-owned subsidiary Lehigh. During 2005, the Company either sold or distributed the shares of its mortgage brokerage subsidiary and its business finance subsidiary. The loss from discontinued operations was $4,687 in 2006 ($53,888 in 2005).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had working capital of $938,455 including $98,452 of restricted cash. Working capital is net of a computed liability for the fair value of derivatives of $850,718, which will only be realized on the conversion of the derivatives, or settlement of the debentures. The Company at its option can force conversion of $1,700,000 of convertible debentures into the Company's common stock at maturity date.

NuWave has a Standby Equity Distribution Agreement (the "SEDA") with Cornell under which the Company may, at its discretion, periodically sell to Cornell registered shares of the Company's common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the SEDA, Cornell will pay NuWave 99% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the 5 days immediately following the notice date. Furthermore, Cornell will retain a fee of 10% of each advance made under the SEDA.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2006.

INFLATION

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and contract Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Exchange Act (Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act.

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report, the Company's CEO and CFO have determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

Material Weaknesses Identified

In connection with the audit of our financial statements for the fiscal year ended December 31, 2005, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. The specific problems identified by the auditor were (1) lack of segregation of duties necessary to maintain proper checks and balances between functions, (2) failure of internal personnel to adequately communicate the scope and nature of non-routine transactions, and (3) applications of improper accounting principles to financial derivatives. The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel. As a result of the absence of full time in-house accounting personnel and the failure of in-house personnel to adequately communicate information to the outside contract accountants, certain journal entries required during 2004 and 2005 were not made until the time of the audit when the need for such entries was identified by the auditor.

As a result of our review of the items identified by our auditors, we have concluded that our previous derivative accounting policies were incorrect and a communication failure resulted in not properly discounting a note receivable and reserving an account receivable balance.

In light of the above, we have determined to restate our consolidated financial statements for quarters in 2004 and 2005 and for the year ending December 31, 2004 to correct our accounting for derivatives.

Furthermore, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2006. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2004, 2005 and from the merged companies of convertible debentures that included imbedded derivatives; and a failure during the last quarter of 2005 to properly discount the notes receivable from the sale of the subsidiary and to properly provide an allowance for bad debts on an accounts receivable balance.

The effects of the aforementioned weaknesses related to the closing and preparation of the financial statements were corrected by management prior to the issuance of this Quarterly Report on Form 10-QSB.

Remediation Plan regarding the Material Weaknesses

Because of its size, The Company shares its accounting staff with an affiliated company and is comprised of its CFO, accounting manager and a data entry clerk. The accounting staff are employees of the Company and the Company bills its affiliate for its share of the costs.

Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company's internal control over financial reporting as of March 31, 2006. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by management and to improve and strengthen the Company's overall control environment.

The Company has taken the following steps to address the specific problems identified by the auditors:

      o Our current CFO is a part time, contract employee. Due to family health issues he is unable to devote full time to this position and will resign as contract CFO and become a part time contract controller. We have authorized the hiring of a contract CFO and a full-time bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between functions of our accounting manager, contract controller, and executive functions.

      o     All non-routine  transactions  will be reviewed by our contract CFO,
            contract   controller  and   accounting   manager  before  they  are
            completed.

      o Our contract CFO will monitor our accounting policies to assure proper accounting for financial derivatives and other unusual transactions on an ongoing basis.

During the quarter ended December 31, 2005, the Company hired a full time accounting manager. We believe that in conjunction with the hiring of a full time bookkeeper we will be able to materially improve our internal controls over financial reporting.

The Company continues its efforts to remediate control weaknesses and further improve and strengthen its internal control over financial reporting under the direction of the CEO and the contract CFO.



                            PART II - OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.


ITEM 2. UNREGISTERED SALES (REPURCHASES) OF EQUITY SECURITIES

On February 21, 2006, the Company purchased Two Hundred Seventy-Two and 278/1000 (272.278) shares of Series C Preferred stock. In lieu of cash, the Company issued a Promissory Note in the amount of Two Hundred Forty Thousand Dollars ($240,000.00). The Promissory Note will be paid over a period of sixty months at an eight percent (8%) annual interest rate, resulting in monthly payments of Four Thousand, Eight Hundred Thirty Four and 11/100 Dollars ($4,834.11). On March 31, 2006, the Company redeemed ten (10) shares of Series C Preferred Stock. The Company paid Fifteen Thousand Dollars ($15,000.00) as consideration for such redemption.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Documents filed as a part of this report:

Exhibit 31.1: Officer's Certification Pursuant to Section 302

Exhibit  32.1:  Certificate  pursuant  to 18 U.S.C.  Section  1350 as adopted to
Section 906 of the Sarbanes - Oxley Act of 2002

(B) Current Reports filed on Form 8-K:

On January 30, 2006, the Company filed a Current Report on Form 8-K disclosing that Corporate Strategies entered into a stock purchase agreement on November 11, 2005 pursuant to which Corporate Strategies purchased a controlling interest in Sagamore Holdings, Inc.

On February 15, 2006, the Company filed a Current Report on Form 8-K disclosing that it had entered into a Stock Purchase Agreement related to the sale of Lehigh Acquisition Corp.

On February 28, 2006, the Company filed a Current Report on Form 8-K disclosing that effective as of December 31, 2005, Corporate Strategies, Inc, a wholly-owned subsidiary of the Company, had entered into a Securities Purchase Agreement with Elite Flight Solutions, Inc ("Elite") pursuant to which Elite purchased 1,000 shares of the issued and outstanding Class A common stock of Aim American Mortgage, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         Emerge Capital Corp.
                                                         -----------------------
                                                               (Registrant)


Date  May 22, 2006                                       _______________________
                                                         Timothy J. Connolly
                                                         Chief Executive Officer