Form 10QSB
period 2006-06-30
Emerge Capital Corp.
filed 2006-08-02
CIK 1009802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2006.
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

713-621-2737
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of our common stock at July 26, 2006 was 25,635,816.

Transitional Small Business Disclosure Format (check one):
☐ Yes ☒ No

EMERGE CAPITAL CORP.

FORM 10-QSB

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2006 (Unaudited)	3
Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 (Unaudited)	4
Condensed Consolidated Statements of Operations for the six months ended June 30, 2006 and 2005 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 12
Item 2. Management’s Discussion and Analysis or Plan of Operation	12 - 18
Item 3. Controls and Procedures	18 - 20

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20
SIGNATURES	21

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMERGE CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$217,100
Restricted cash	98,452
Notes and accounts receivable	430,275
Investment in marketable securities	1,158,298
Prepaid expense and deferred financing costs	279,500
Total current assets	2,183,625

Fixed assets, net	73,999

TOTAL ASSETS	$2,257,624

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$365,525
Convertible debentures--net of $348,495 discount	1,092,243
Notes payable	148,495
Unearned income	185,500
Derivative liability	682,933
Total current liabilities	2,474,696

NONCURRENT LIABILITIES
Convertible debentures--net of $110,247 discount	689,753
Note payable	180,208
Accrued interest payable	60,000

Total liabilities	3,404,657

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.01, 2,000,000 shares authorized:
Series A Convertible Preferred Stock, noncumulative, $.01 par value;
400,000 shares authorized; none issued	—
Series B Convertible Preferred Stock, 100,000 shares authorized;
100,000 shares issued and outstanding; no liquidation or redemption value	1,000
Series C Preferred stock; liquidation preference of $378,000 redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares authorized,
254 shares issued and outstanding	3
Common stock, $.001 par value; 900,000,000 shares authorized;
25,585,816 shares issued and outstanding	25,586
Additional paid-in capital	666,265
Retained deficit	(1,839,887)
Total shareholders' deficit	(1,147,033)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,257,624

See accompanying Notes to Condensed Consolidated Financial Statements

EMERGE CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2006	2005
REVENUE
Discount income	$757	$34,309
Consulting revenue	271,750	42,000
Marketable securities gain (loss)	(406,788)	67,085
Fee income	83,300	5,802
Total revenue (loss)	(50,981)	149,196

General and administrative expenses
(net of allocation to an affiliated entity--$69,811 for 2006
and $0 for 2005)	600,194	322,775
OPERATING LOSS	(651,175)	(173,579)

Other income	186,394	237,691

OPERATING INCOME (LOSS)	(464,781)	64,112

INCOME TAX PROVISION
Deferred income tax expense	—	3,702
Total income tax expense	—	3,702
INCOME (LOSS) FROM CONTINUING OPERATIONS	(464,781)	60,410

INCOME FROM DISCONTINUED OPERATIONS	—	4,371

NET INCOME (LOSS)	(464,781)	64,781

Preferred dividends paid	6,024	14,904

INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(470,805)	$49,877

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$—
Income (loss) from discontinued operations	—	—
	$(0.02)	$—

Basic weighted average shares outstanding	24,552,849	66,630,000

Diluted weighted average shares outstanding	24,552,845	533,165,354

See accompanying Notes to Condensed Consolidated Financial Statements

EMERGE CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
REVENUE
Discount income	$10,425	$93,541
Consulting revenue	443,000	117,000
Marketable securities gain	257,827	194,102
Fee income	103,300	5,802
Total revenue	814,552	410,445

General and administrative expenses
(net of allocation to an affiliated entity--$136,404 for 2006
and $0 for 2005)	1,092,562	630,191
OPERATING LOSS	(278,010)	(219,746)

Other income:
Gain on sale of subsidiary--Note 6	3,042,406	—
Other income	120,381	129,095
Total other income	3,162,787	129,095

Income before income tax	2,884,777	(90,651)

INCOME TAX PROVISION
Deferred income tax expense	—	89,151
Total income tax provision	—	89,151

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,884,777	(179,802)

LOSS FROM DISCONTINUED OPERATIONS	4,687	47,863

NET INCOME (LOSS)	2,880,090	(227,665)

Preferred dividends paid	18,372	30,060

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$2,861,718	$(257,725)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.12	$—
Income (loss) from discontinued operations	—	—
	$0.12	$—

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.01	$—
Income (loss) from discontinued operations	—	—
	$0.01	$—

Basic weighted average shares outstanding	24,140,374	66,630,000

Diluted weighted average shares outstanding	490,675,728	66,630,000

See accompanying Notes to Condensed Consolidated Financial Statements

EMERGE CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,880,090	$(227,665)

Adjustment to reconcile net income (loss) to net cash provided by (used in)
operating activities	(3,090,443)	257,260
Net cash provided by (used in) operating activities	(210,353)	29,595

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(14,018)	(91,283)
Cash received for sale of subsidiary	93,396	—
Proceeds from sale of investments	14,819	—
Net cash provided by (used) in investing activities	94,197	(91,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(26,769)	(73,809)
Net proceeds from sale of convertible debentures	—	335,000
Dividends paid on preferred stock	(18,374)	(30,060)
Net cash (used in) provided by financing activities	(45,143)	231,131

Net cash provided by operating activities of discontinued operations	—	121,205
Net cash used in investing activities of discontinued operations	—	(26,517)
Net cash provided by financing activities of discontinued operations	—	750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(161,299)	264,881
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	378,399	391,143
CASH AND CASH EQUIVALENTS, END OF PERIOD	$217,100	$656,024

SUPPLEMENTAL INFORMATION
Interest paid	$11,181	$5,977
Taxes paid	$9,882	$—
Redemption and purchase of preferred stock:
Decrease in accounts receivable	$15,000	$43,500
Increase in notes payable	$240,000	$—
Decrease in paid-in capital	$243,498	$25,337
Increase in deferred expenses	$—	$65,000
Sale of subsidiary:
Assets sold	$2,906,001	$—
Liabilities assumed by buyer	$5,855,011	$—

Conversion of convertible debentures and accrued interest:
Decrease in debentures and accrued interest	$54,000	$—
Increase in common stock	$1,125	$—
Increase in paid-in capital	$52,875	$—

Common stock issued for securities:
Increase in prepaids	$80,423	$—
Increase in common stock	$1,750	$—
Increase in paid-in capital	$137,250	$—

See accompanying Notes to Condensed Consolidated Financial Statements

EMERGE CAPITAL CORP. AMD SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

NOTE 1 - BASIS OF PRESENTATION

Our Condensed Consolidated Balance Sheet as of June 30, 2006, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and June 30, 2005, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation of Emerge Capital Corp (“Emerge”) and “Subsidiaries”. The results for the three and six months are not necessarily indicative of the results expected for the year.

As used herein, the “Company”, “management”, “we”, “our” refers to Emerge Capital Corp or Emerge Capital Corp together with its subsidiaries. The Company’s fiscal year ends on December 31st.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. The unaudited Condensed Consolidated Financial Statements and the notes thereto in this report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “10-KSB”).

On August 31, 2005, NuWave Technologies, Inc. ("NuWave") entered into a merger agreement (the "Agreement") with Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies. The Company was subsequently renamed Emerge Capital Corp.

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

The Series B Preferred shareholders and the holders of the common stock vote together and the Series B Preferred shall be counted on an "as converted" basis, thereby giving the Series B Preferred shareholders control of the Company. The transaction was accounted for as a reverse acquisition since control of the merged group passed to the shareholders of the acquired company (Corporate Strategies).

We primarily provide business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public and private companies. The Company also actively trades securities and options with available cash. These transactions contain a considerable amount of risk.

Our company owned Aim American Mortgage, Inc. ("Aim") from February 18, 2003 through December 31, 2005. Aim is engaged in residential mortgage brokerage activities. Aim was sold on December 31, 2005 and has been reflected in discontinued operations in these financial statements.

On October 22, 2004, the Company formed CSI Business Finance, Inc. ("CSIBF"), a corporation organized under the laws of the state of Texas, for the purpose of engaging in equipment leasing and other business finance activities. On August 31, 2005, CSIBF was distributed to shareholders and has been reflected in discontinued operations in the financial statements for 2005. Because the business of CSIBF is synergistic with our operations, we are considering reacquiring CSIBF at the end of the third quarter 2006. Any acquisition of CSIBF would be subject to a fairness opinion, opinion of legal counsel, consent by debenture holders and an action by the Board of Directors of both Emerge and CSIBF. If any one of the aforementioned items cannot be obtained the transaction would not occur.

Lehigh Acquisition Corp. ("Lehigh") was a subsidiary of NuWave and is treated as if it was acquired August 31, 2005, the date of the merger. Lehigh was sold on February 3, 2006. The interim financial statements include the operations of Lehigh through February 3, 2006 as discontinued operations.

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

On May 31, 2006, we filed an S-8 with the Securities and Exchange Commission. The document was submitted to register 10,000,000 shares of common stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (a) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Company, and (b) enabling the Company to attract, retain and reward the best-available persons. This document is herein incorporated by reference.

On June 26, 2006, we filed an SB-2 with the Securities and Exchange Commission (the “SEC”). The prospectus relates to the registration of (a) 1,860,000 shares of common stock of Emerge Capital Corp. that may be offered for sale from time to time by Cornell Capital Partners, LP (“Cornell Capital”), (b) 937,500 shares of common stock of Emerge Capital that may be offered for sale from time to time by iVoice, Inc. and (c) 2,812,500 shares of common stock of Emerge Capital that will be distributed by dividend by iVoice to all of the Class A common stockholders of iVoice. Emerge Capital is not selling any shares of common stock in this offering and therefore will not receive any proceeds from this offering. This document is herein incorporated by reference. As of the date of this filing, we have received two comments from the SEC regarding the identification of our underwriters. We are in the process of formulating our response.

Note 2 - Income (Loss) Per Common Share

In accordance with SFAS No. 128, "Earnings per Share", basic earnings per share are computed based on the weighted average shares of common stock outstanding during the periods.  Diluted earnings per share are computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities.

The computations for basic and diluted net income (loss) per share consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income (loss) from continuing operations	$(470,805)	$45,506	$2,866,405	$(209,862)
Effect of derivatives and convertible debenture	—	—	95,578	—
Adjusted income (loss) from continuing operations	(470,805)	45,506	2,961,983	(209,862)

Income (loss) from discontinued operations	—	4,371	(4,687)	(47,863)
Diluted net income (loss)	$(470,805)	$49,877	$2,957,296	$(274,951)

Basic weighted average shares	24,552,849	66,630,000	24,140,374	66,630,000
Effect of dilutive securities:
Series B preferred stock	—	454,216,320	454,216,320	—
Convertible debentures	—	12,319,034	12,319,034	—

Diluted weighted average shares	24,552,849	533,165,354	490,675,728	66,630,000

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.02)	$—	$0.12	$—
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	$(0.02)	$—	$0.12	$—

Diluted:
Income (loss) from continuing operations	$(0.02)	$—	$0.01	$—
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	$(0.02)	$—	$0.01	$—

(1)
A weighted average year-to-date number of Convertible Debentures and Series B preferred stock to convert into 466,535,354 shares of common stock were outstanding during the three and six months ended June 30, 2006 and 2005, but were not included in the computation of diluted per share net income for the three months ended June 30, 2006 and six months ended June 30, 2005 because they were anti-dilutive.

Note 3 - Restatement of Previously Issued Consolidated Financial Statements

We have restated our Consolidated Balance Sheet, Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2004 and interim periods during 2004 and 2005 from the amounts previously reported. The restatements include adjustments to (a) correct the accounting for convertible debentures to recognize the effects of derivatives, (b) remove the beneficial conversion feature previously recorded for the convertible debentures, and (c) recognize the effects those changes had on recording the merger at August 31, 2005. We are required to reissue and restate the Form10-QSB previously issued as of September 30, 2005 and for the three and nine months then ended, and the information included therein should not be relied on.

Note 4 - Convertible Debentures - Derivative Financial Instruments

The Convertible Debentures issued from 2003 through 2005 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

The Company identified the following instruments with embedded derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

•	Cornell Debenture issued 5/6/04 in the face amount of $400,000
•	Cornell Debenture issued 6/24/04 in the face amount of $500,000
•	Cornell Debenture issued 9/28/04 in the face amount of $400,000
•	Cornell Debenture issued 4/6/05 in the face amount of $400,000
•	Holland et. al. Debentures issued 12/8/03 in the face amount of $135,000
•	Holland et. al. Debentures issued 12/22/03 in the face amount of $250,000
•	Saporito Debenture issued 1/29/04 in the face amount of $100,000
•	Viola Debenture issued 10/12/04 in the face amount of $100,000

These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19 and SFAS No. 133.

The embedded derivatives are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "other income". The Company has utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our stock at the balance sheet date and the amount of shares converted by debenture holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

On February 3, 2006, as part of the sale of Lehigh, the Cornell Debentures for $250,000 issued 5/5/05 and $150,000 issued 7/20/05 were cancelled. The resulting gain on extinguishment of $94,365 has been included in other income for the six months ended June 30, 2006.

Note 5 - Segment Reporting

Our company has four business segments: business services (which consists of turnaround execution services, management restructuring services, and business development services) which was continuing at December 31, 2005, and mortgage brokerage, previously through its 85% owned subsidiary, Aim American Mortgage, Inc. which was sold on December 31, 2005; equipment leasing and business finance, through its wholly owned subsidiary, CSI Business Finance, Inc. which was distributed to the shareholders of Corporate Strategies effective August 31, 2005; and real estate development through its wholly owned subsidiary , Lehigh which was sold in February 2006. The mortgage brokerage, equipment leasing and real estate development segments are treated as discontinued operations in the financial statements.

We primarily provide business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public companies

The Company's operations are conducted in the United States.

		Discontinued Operations
	Business	Real	Mortgage	Equipment
	Services	Estate	Brokerage	Leasing
Six months ended June 30, 2006
Revenue	$814,552	$—	$—	$—
Income (loss) before income tax	2,884,777	(4,687)	—	—
Segment assets	2,257,624	—	—	—

Six months ended June 30, 2005
Revenue	$410,445	$—	$599,731	$88,424
Income (loss) before income tax	(90,651)	—	(97,714)	21,907
Segment assets	2,165,891	—	206,862	215,494

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

On March 31, 2006 the Company redeemed ten shares of Series C preferred stock for $15,000. There are 254 shares issued and outstanding as of June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-QSB, and the accompanying M,D&A, contains forward-looking statements.  Statements contained in this report about Emerge Capital Corp.’s future outlook, prospects, strategies and plans, and about industry conditions, demand for our financial services are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur.  Such risks and uncertainties include, without limitation, our continuing success in securing consulting agreements, conditions in the capital and equity markets that provide opportunities for our restructuring and turnaround services, our success in trading marketable securities, our ability to maintain contracts that are critical to our operations, actual customer demand for our financing and related services, collection of accounts and notes receivable and our ability to obtain and maintain normal terms with our vendors and service providers during the periods covered by the forward-looking statements.

 The forward-looking statements contained in this report speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Emerge Capital Corp. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our annual report filed on Form 10-KSB and in our future periodic reports filed with the SEC. The following M,D&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein, and in conjunction with our audited financial statements, together with footnotes and the M,D&A, in our 2005 annual report filed on Form 10-KSB with the SEC.

OVERVIEW

On August 31, 2005, NuWave Technologies, Inc. ("NuWave") entered into a merger agreement (the "Agreement") with Corporate Strategies, Inc. The Company was subsequently renamed Emerge Capital Corp. The transaction was accounted for as a reverse acquisition since control of the merged group passed to the shareholders of the acquired company (Corporate Strategies).

As a result of the merger, former shareholders of Corporate Strategies collectively own 100% of the Company's Series B Convertible Preferred Stock("the Series B Preferred"). Upon conversion of the Series B Preferred into common shares, the common shares issued upon conversion shall be equal to ninety-five percent (95%) of the issued and outstanding stock of the Company (calculated on a fully diluted basis as of the date of the merger.)

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

Our company owned Aim American Mortgage, Inc. ("Aim") from February 18, 2003 through December 31, 2005. Aim is engaged in residential mortgage brokerage activities. Aim was sold on December 31, 2005 and has been reflected in discontinued operations in these financial statements.

On October 22, 2004, the Company formed CSI Business Finance, Inc. ("CSIBF"), a corporation organized under the laws of the state of Texas, for the purpose of engaging in equipment leasing and other business finance activities. On August 31, 2005, CSIBF was distributed to shareholders and has been reflected in discontinued operations in these financial statements for 2005. Because the business of CSIBF is synergistic with our operations, we are considering reacquiring CSIBF at the end of the third quarter 2006. Any acquisition of CSIBF would be subject to a fairness opinion, opinion of legal counsel, consent by debenture holders and an action by the Board of Directors of both Emerge and CSIBF. If any one of the aforementioned items cannot be obtained the transaction would not occur.

Lehigh Acquisition Corp. ("Lehigh") was a subsidiary of NuWave and is treated as if it was acquired August 31, 2005, the date of the merger. Lehigh was sold on February 3, 2006. The interim financial statements include the operations of Lehigh from January 1, 2006 through February 3, 2006 as discontinued operations.

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

The Company primarily provides business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public and private companies. We also actively trade marketable securities and options with available cash.

On May 31, 2006, we filed an S-8 with the Securities and Exchange Commission. The document was submitted to register 10,000,000 shares of common stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (a) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Company, and (b) enabling the Company to attract, retain and reward the best-available persons. This document is herein incorporated by reference.

On June 26, 2006, we filed an SB-2 with the Securities Exchange Commission. The prospectus relates to the registration of (a) 1,860,000 shares of common stock of Emerge Capital Corp. that may be offered for sale from time to time by Cornell Capital Partners, LP (“Cornell Capital”), (b) 937,500 shares of common stock of Emerge Capital that may be offered for sale from time to time by iVoice, Inc. and (c) 2,812,500 shares of common stock of Emerge Capital that will be distributed by dividend by iVoice to all of the Class A common stockholders of iVoice. Emerge Capital is not selling any shares of common stock in this offering and therefore will not receive any proceeds from this offering. As of the date of this filing, we have received two comments from the SEC regarding the identification of our underwriters. We are in the process of formulating our response.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and June 30, 2005

Revenue

Our total revenue for the three months ended June 30, 2006 was a negative $50,981 primarily as a result of substantial trading losses in marketable securities.

Our discount income decreased to $757 for the three months ended June 30, 2006 as compared to $34,309 for the same period in ended June 30, 2005. The decrease is the result of the bankruptcy of a former customer. We do not anticipate generating any significant new business in this area.

We earned $271,750 in consulting revenue for the three months ended June 30, 2006 versus $42,000 for the three months ended June 30, 2005. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. During the quarter ended June 30, 2006 we had ongoing consulting agreements with five customers compared to one during the same period 2005.

Trading in marketable securities generated a loss of $406,788 for the quarter ended June 30, 2006 compared to a gain of $67,085 for the same period in 2005. Marketable securities losses included realized gains (losses) of $181,718 and $(11,196), respectively for the quarters ended June 30, 2006 and 2005 and unrealized gains (losses) of $(588,506) and $78,281, respectively for the quarters ended June 30, 2006 and 2005.

Fee income increased $77,498 to $83,300 during the quarter ended June 30, 2006 from $5,802 for the same quarter in 2005. This increase was the result of placements fees from clients for five large financing transactions compared to two smaller ones during the quarter ended June 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $277,000 to $600,194 for the three months ended June 30, 2006 as compared to the same period in 2005. For the three months ended June 30, 2006, general and administrative expenses were primarily comprised of salaries and benefits ($181,842), professional fees ($165,234) and interest expense ($132,647). The remaining general and administrative expenses were comprised of business development, advertising and other ordinary expenses necessary for our operations. For the three months ended June 30, 2005, general and administrative expenses were primarily comprised of salaries and benefits ($110,512), professional fees ($66,821), interest expense ($49,620), travel, entertainment and business development ($44,866) and other ordinary expenses necessary for our operations. Our company shares office space and certain administrative functions and staff with an affiliated company. Since CSI Business Finance was a consolidated entity for the period ending June 30, 2005, costs are allocated for these shared functions based on an estimate of time usage, only for the period ending June 30, 2006.

Salaries and benefits increased by approximately $71,000 to $181,842 in 2006 as compared to the same period in 2005, primarily representing two new employees added in the third and fourth quarters of 2005.

Professional fees were $165,234 for the three months ended June 30, 2006, an increase of approximately $98,000 as compared to the same period in 2005. The increase represented additional accounting, legal and consulting fees relating to additional requirements for public companies, additional entities and restatements related to derivative accounting.

Interest expense increased by approximately $83,000 for the three months ended June 30, 2006 as compared to the same period ended June 30, 2005. The increase is primarily a result of the amortization of the discount related to the embedded derivatives which is recorded as interest expense.

Other income and expense

We recorded derivative income of $167,785 for the three months ended June 30, 2006 versus $252,608 for the same period ended June 30, 2005. These amounts represent the change in the fair value of the net derivative liability for the quarter.

Discontinued Operations

During February 2006, the Company sold the shares of its wholly-owned subsidiary Lehigh. During 2005, the Company either sold or distributed the shares of its mortgage brokerage subsidiary and its business finance subsidiary. The loss from discontinued operations was $4,371, including income tax effect, for the three months ended June 30, 2005 and none for the three month period ended June 30, 2006.

Six Months Ended June 30, 2006 and June 30, 2005

Revenue

Our total revenue for the six months ended June 30, 2006 was $814,552—an increase of $404,107 over the same period for 2005.

Our discount income decreased to $10,425 for the six months ended June 30, 2006 as compared to $93,541 for the same period in ended June 30, 2005. The decrease is the result of the bankruptcy of a former customer. We do not anticipate generating any significant new business in this area.

We earned $443,000 in consulting revenue for the six months ended June 30, 2006 versus $117,000 for the six months ended June 30, 2005. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. For the six months ended June 30, 2006 we had ongoing consulting agreements with five customers compared to one during the same period 2005.

Trading in marketable securities generated a gain of $257,827 for the six months ended June 30, 2006 compared to a gain of $194,102 for the same period in 2005. Marketable securities losses included realized gains (losses) of $ 275,235 and $(44,068), respectively for the six months ended June 30, 2006 and 2005 and unrealized gains (losses) of $(17,408) and $238,170, respectively for the quarters ended June 30, 2006 and 2005.

Fee income increased $97,498 to $103,300 during the six months ended June 30, 2006 from $5,802 for the same period in 2005. This increase was the result of placements fees from clients for five large financing transactions compared to two smaller ones during the quarter ended June 30, 2005.

General and Administrative Expenses

General and administrative expenses increased by approximately $462,000 to $1,092,562 for the six months ended June 30, 2006 as compared to the same period in 2005. For the six months ended June 30, 2006, general and administrative expenses were primarily comprised of salaries and benefits ($328,382), professional fees ($299,702) and interest expense ($245,522). The remaining general and administrative expenses were comprised of business development, advertising and other ordinary expenses necessary for our operations. For the six months ended June 30, 2005, general and administrative expenses were $630,191 and consisted primarily of salaries and benefits ($216,900), professional fees ($130,024), interest expense ($86,867), business development ($74,497) and other ordinary expenses necessary for our operations. We have not yet reached the size to benefit from separate office space and a dedicated staff. Our company shares office space and certain administrative functions and staff with an affiliated company. Since CSI Business Finance was a consolidated entity for the period ending June 30, 2005, costs are allocated for these shared functions based on an estimate of time usage, only for the period ending June 30, 2006.

Salaries and benefits increased by approximately $111,000 to $328,382 in 2006 as compared to the same period in 2005, primarily representing two new employees added in the third and fourth quarter 2005.

Professional fees were $299,702 for the six months ended June 30, 2006, an increase of approximately $170,000 as compared to the same period in 2005. The increase represented additional accounting, legal and consulting fees relating to additional requirements for public companies, additional entities and restatements related to derivative accounting.

Interest expense increased by approximately $159,000 for the six months ended June 30, 2006 as compared to the same period ended June 30, 2005. The increase is primarily a result of the amortization of the discount related to the embedded derivatives which is recorded as interest expense.

Other income and expense

Certain convertible debt was considered extinguished in the first quarter 2006 because of the partial conversion to common stock. The extinguishment gain was $94,365 for the six months ended June 30, 2006.

Gain on sale of subsidiary of $3,042,406 represents the gain on the sale of Lehigh in February 2006.

Discontinued Operations

During February 2006, the Company sold the shares of its wholly-owned subsidiary Lehigh. During 2005, the Company either sold or distributed the shares of its mortgage brokerage subsidiary and its business finance subsidiary. The loss from discontinued operations was $4,687 for the six months ended June 30, 2006 and $47,863, including income tax effect, for the six month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

We recorded net income for the six months ended June 30, 2006 of $2,880,090 versus a net loss of $227,665 for the six months ended June 30, 2005. Our net income for the six months ended June 30, 2006 was a result of the gain on sale of Lehigh. Net cash used in operating activities was $210,353 for the six months ended June 30, 2006. In addition to our gain on the sale of Lehigh, our marketable securities increased in value by approximately $553,000. During the six months ended June 30, 2006, we collected approximately $344,000 on a note from an affiliate and realized approximately $307,000 of revenue previously recorded as unearned income.

At June 30, 2006, the Company had a working capital deficit of $291,071 including $98,452 of restricted cash. Working capital is net of a computed liability for the fair value of derivatives of $682,933, which will only be realized on the conversion of the derivatives, or settlement of the debentures. The Company at its option can force conversion of $1,700,000 of convertible debentures into the Company's common stock at maturity date.

We have a Standby Equity Distribution Agreement (the "SEDA") with Cornell under which the Company may, at its discretion, periodically sell to Cornell registered shares of the Company's common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the SEDA, Cornell will pay Emerge 99% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the 5 days immediately following the notice date. Furthermore, Cornell will retain a fee of 10% of each advance made under the SEDA. Additionally, we have been advised that an updated registration statement of the SEDA may be necessary in order to draw down capital under the terms of the SEDA.

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

Investing activities

We purchased fixed assets in the amount of $14,018 for the six months ended June 30, 2006. Cash received from the sale of Lehigh was $93,396. Proceeds from the sale of an investment were $14,819.

Financing activities

For the six months ended June 30, 2006, we repaid $26,769 on note payables and paid dividends on preferred stock in the amount of $18,374.

Our cash flows for the periods are summarized below:

	6 months ended	6 months ended
	June 30, 2006	June 30, 2005

Net cash provided by (used in) operating activities	$(210,353)	$29,595
Net cash provided by (used in) investing activities	94,197	(91,283)
Net cash (used in) provided by financing activities	(45,143)	231,131

Our cash decreased by $161,299 since December 31, 2005.

Management believes the Company has adequate working capital and cash to be provided from operating activities to fund current levels of operations. We anticipate that our company will grow. As our business grows we believe that we will have to raise additional capital in the private debt and/or public equity markets to fund our investments. We could also potentially realize proceeds from our shelf registration statement.

On June 26, 2006, we submitted an SB-2 registration statement to the SEC. As of the date of this filing, we have received two comments from the SEC regarding the identification of our underwriters. We are in the process of formulating our response.

OFF-BALANCE SHEET ARRANGEMENTS

The Company leases its office space under operating leases. Rental expense under operating leases for continuing operations aggregated $71,819 and $25,252 for the years ended December 31, 2005 and 2004, respectively. Effective February 10, 2005, the Company entered into a new five year lease in and moved the Company’s headquarters there, with AIM remaining in the other leased area. AIM was sold in December 2005 and assumed the lease on the area they occupy.

Future minimum payments under non-cancellable operating leases for continuing operations with initial or remaining terms of one year or more consist of the following at June 30, 2006:

Operating
Leases

2006	$42,326
2007	73,591
2008	74,032
2009	74,032
2010	8,058

Total minimum lease payments	$272,039

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Exchange Act (Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act.

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

Furthermore, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2006. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2004, 2005 and from the merged companies of convertible debentures that included imbedded derivatives; and a failure during the last quarter of 2005 to properly discount the notes receivable from the sale of the subsidiary and to properly provide an allowance for bad debts on an accounts receivable balance.

The effects of the aforementioned weaknesses related to the closing and preparation of the financial statements were corrected by management prior to the issuance of this Quarterly Report on Form 10-QSB.

Remediation Plan regarding the Material Weaknesses

Because of its size, The Company shares its accounting staff with an affiliated company and is comprised of its CFO, part time controller, accounting manager and a contract full charge bookkeeper. The full time accounting staff are employees of the Company and the Company bills its affiliate for its share of the costs.

Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company's internal control over financial reporting as of June 30, 2006. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by management and to improve and strengthen the Company's overall control environment.

The Company has taken the following steps to address the specific problems identified by the auditors:

•
Our previous contract CFO was part time. Due to family health issues he was unable to devote full time to this position and has resigned as contract CFO and has become a part time contract controller. We have hired a Chief Financial Officer and a contract full-charge bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between accounting and executive functions.

•	All non-routine transactions will be reviewed by our CFO and accounting manager before they are completed.

•	Our CFO will monitor our accounting policies to insure proper accounting for financial derivatives and other unusual transactions on an ongoing basis.

During the quarter ended December 31, 2005, a full time accounting manager was hired by the Company. We believe that in conjunction with the hiring of a contract full charge bookkeeper, we will be able to materially improve our internal controls over financial reporting.

The Company continues its efforts to remediate control weaknesses and further improve and strengthen its internal control over financial reporting under the direction of the CEO and the CFO.

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

On May 8, 2006, the Company entered into an agreement with Princeton Research of Nevada, Inc. (PRI) to provide consulting, investor relations and other valuable services to the Company. As a part of the agreement, PRI was issued 500,000 Rule 144 common shares of the Company. The issue price of the shares was $0.073 per share with a value of $36,500.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Documents filed as a part of this report:

Exhibit 31.1: Officer's Certification Pursuant to Section 302

Exhibit 32.1: Certificate pursuant to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes - Oxley Act of 2002

(B) Current Reports filed on Form 8-K:

On June 13, 2006, the Company filed a Current Report on Form 8-K disclosing that our current CFO had resigned due to family health reasons and the Board of Directors had appointed a new CFO.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2006	Emerge Capital Corp
(Registrant)

/s/ Timothy J Connolly
Timothy J. Connolly Chief Executive Officer

Date: August 2, 2006	Emerge Capital Corp
(Registrant)

/s/ Wm Chris Mathers
Wm Chris Mathers Chief Financial Officer