Form 10QSB/A
period 2005-09-30
Emerge Capital Corp.
filed 2006-11-07
CIK 1009802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No.1)

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934, AS AMENDED:

For the quarterly period ended September 30, 2005

For the transition period from ___________ to ____________

Commission file number 0-28606

EMERGE CAPITAL CORP.
(Formerly Nuwave Technologies, Inc.)

(Exact Name Of Small Business Issuer)

DELAWARE	22-3387630
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

109 North Post Oak Lane Suite 422
Houston, TX	77024
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code	(713) 621-2737

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

 Yes ☒ No ☐

The number of shares of common stock issued and outstanding as of September 30, 2005 was 22,710,816.

Transitional Small Business Disclosure Format (check one).

☐ Yes ☒ No

EXPLANATORY NOTE
Emerge Capital Corp., formerly Nuwave Technologies, Inc., (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 to restate the financial results. The restatement includes adjustments to (a) remove existing deferred financing costs at the time of merger, (b) remove the beneficial conversion feature previously recorded for the convertible debentures, and (c) correct the accounting for convertible debentures to recognize the effects of derivatives. The information contained in this Amendment, including the financial statements and the notes hereto, amends  Items 1, 2 and 3 of Part I of the Company’s originally filed Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 and no other items in its originally filed Form 10-QSB are amended hereby. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-QSB. Except for the restatement, this Form 10-QSB/A does not materially modify or update other disclosures in the original Form 10-QSB, including the nature and character of such disclosure to reflect events occurring after November 21, 2005, the filing date of the original Form 10-QSB. Accordingly this Form 10-QSB/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

EMERGE CAPITAL CORP. AND SUBSIDIARIES
(Formerly Nuwave Technologies, Inc.)

FORM 10-QSB/A
(Amendment No.1)

INDEX

PART II - OTHER INFORMATION

EMERGE CAPITAL CORP. AND SUBSIDIARIES (Formerly Nuwave Technologies, Inc.)
UNAUDITED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
RESTATED

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$483,582
Purchased accounts receivable	159,515
Other accounts receivable	48,166
Notes receivable	111,315
Note receivable-affiliate	463,343
Investment in marketable securities	647,425
Deferred tax asset	19,105
Deferred expenses	115,302
Prepaid expense	84,473

Total current assets	2,132,226

NONCURRENT ASSETS
Land held for development and sale	2,890,426
Investments	14,819
Fixed assets, net	124,775

Total noncurrent assets	3,030,020

TOTAL ASSETS	$5,162,246

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes payable	$339,206
Accounts payable	251,942
Accrued liabilities	209,469
Convertible debentures-net of $112,926 discounts	767,074
Current tax liability	14,055
Due to clients	249,037

Total current liabilities	1,830,783

NONCURRENT LIABILITIES
Convertible debentures—net of $257,133 discounts	1,442,867
Secured notes payable	4,631,605
Accrued interest payable	331,679
Derivative liability	1,633,779
Deferred tax liability	22,148

Total noncurrent liabilities	8,062,078

Minority interest	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.01, 2,000,000 shares authorized:
Series A Convertible Preferred Stock, noncumulative, $.01 par value;
400,000 shares authorized; none issued	-
Series B Convertible Preferred Stock, 100,000 shares authorized;
100,000 shares issued and outstanding; no liquidation or redemption value	1,000
Series C Preferred stock; liquidation preference of $855,000 redeemable at $1,500 per share at Company option, cumulative dividends of $120.00 per share per year, non-voting, par value $.01, 1,000 shares authorized,
570 shares issued and outstanding	6
Common stock, $.001 par value; 140,000,000 shares authorized;
22,710,816 shares issued and outstanding	22,711
Additional paid-in capital	749,344
Retained deficit	(5,503,676)

Total shareholders' deficit	(4,730,615)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5,162,246

See accompanying Notes to Consolidated Financial Statements

EMERGE CAPITAL CORP. AND SUBSIDIARIES (Formerly Nuwave Technologies, Inc.) UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
RESTATED

	2005	2004
REVENUE
Commission income	$834,415	$856,283
Discount income	136,987	120,181
Consulting revenue	132,000	90,270
Marketable securities gain	78,517	229,796
Other income	735	7,350
Total revenue	1,182,654	1,303,880

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and benefits	522,044	390,776
Commission and loan processing	512,389	468,022
Advertising	140,158	115,662
Business development, travel and entertainment	109,042	51,682
Rent	98,481	46,720
Depreciation and amortization	34,622	23,960
Professional fees	274,200	187,587
Other	170,340	106,315
Total general and administrative expenses	1,861,276	1,390,724

OTHER (INCOME) EXPENSE
Minority interest	(1,000)	(14,476)
Interest expense	197,243	44,580
Net change in fair value of derivatives	973,033	(105,953)
Other expense	19,469	47,270
Other income	(90,547)	-
Interest income	(21,739)	(18,645)
Merger expense	3,359,163	-
Total other (income) expense	4,435,622	(47,224)

Loss before income tax	(5,114,244)	(39,620)

INCOME TAX PROVISION
Current income tax expense (benefit)	-	(39,000)
Deferred income tax expense (benefit)	(102,651)	27,062
Total income tax provision (benefit)	(102,651)	(11,938)

NET LOSS FROM CONTINUING OPERATIONS	(5,011,593)	(27,682)

DISCONTINUED OPERATIONS
Loss from discontinued operations	26,791	-
Provision for income tax expense	-	-
Net loss from discontinued operations	26,791	-

NET LOSS	(5,038,384)	(27,682)

Preferred dividends paid	45,128	55,039

LOSS APPLICABLE TO COMMON SHARES	$(5,083,512)	$(82,721)

Basic and diluted loss per share	$(0.25)	$(0.00)

Basic and diluted average shares outstanding	20,247,868	20,247,868

See accompanying Notes to Consolidated Financial Statements

EMERGE CAPITAL CORP. AND SUBSIDIARIES (Formerly Nuwave Technologies, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
RESTATED

	2005	2004
REVENUE
Commission income	$235,146	$272,225
Discount income	38,379	47,558
Consulting revenue	15,000	29,500
Marketable securities gain (loss)	(116,047)	167,078
Other income	-	3,850
Total revenue	172,478	520,211

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and benefits	193,985	128,900
Commission and loan processing	141,678	162,318
Advertising	50,621	42,490
Business development, travel and entertainment	27,632	18,276
Rent	37,105	16,092
Depreciation and amortization	12,867	8,716
Professional fees	112,287	89,691
Other	41,613	36,913
Total general and administrative expenses	617,788	503,396

OTHER (INCOME) EXPENSE
Minority interest	(250)	2,832
Interest expense	110,341	127,058
Net change in fair value of derivatives	1,077,094	(73,996)
Other expense	(5,543)	-
Other income	(44,030)	-
Interest income	(16,206)	(14,605)
Merger expense	3,359,163	-
Total other income	4,480,569	41,289

Loss before income tax	(4,925,879)	(24,474)

INCOME TAX PROVISION
Current income tax expense (benefit)	-	(39,000)
Deferred income tax expense (benefit)	(163,858)	62,291
Total income tax provision (benefit)	(163,858)	23,291

NET LOSS FROM CONTINUING OPERATIONS	(4,762,021)	(47,765)

DISCONTINUED OPERATIONS
Loss from discontinued operations	48,698	-
Provision for income tax expense	-	-
Net loss from discontinued operations	48,698	-

NET LOSS	(4,810,719)	(47,765)

Preferred dividends paid	15,068	16,733

LOSS APPLICABLE TO COMMON SHARES	$(4,825,787)	$(64,498)

Basic and diluted loss per share	$(0.24)	$(0.00)

Basic and diluted average shares outstanding	20,247,868	20,247,868

See accompanying Notes to Consolidated Financial Statements

EMERGE CAPITAL CORP. AND SUBSIDIARIES (Formerly Nuwave Technologies, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
RESTATED

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,038,384)	$(27,682)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	34,622	23,960
Amortization of deferred expenses	95,509	-
Minority interest	-	(14,476)
Loss from discontinued operations	26,791	-
Non-cash merger expenses	3,322,972	-
Non-cash expense for redemption of preferred stock	18,163	-
Non-cash interest (income) expense	95,076	18,657
Net change in fair value of derivative liability	973,033	(105,953)
Non-cash expenses	5,522	(25,208)
Non-cash income	(40,000)	-
Non-cash deferred taxes	(83,546)	-
(Increase) decrease in assets:
Purchased accounts receivable	421,759	(92,573)
Other accounts receivable	1,057	(52,983)
Accounts receivable-shareholder	-	37,500
Notes receivable	(136,126)	(174,563)
Deferred tax asset	(19,105)	(39,000)
Prepaid and other	(38,554)	(40,549)
Investment in marketable securities	373,520	(293,847)
Deferred expenses	-	16,692
Increase (decrease) in liabilities:
Accounts payable	1,305	16,453
Accrued liabilities	21,905	(448)
Margin loans	(392,891)	-
Current tax liability	-	(13,883)
Due to clients	227,576	(17,208)
Accrued interest	63,684	-
Net cash used in operating activities	(66,112)	(785,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(94,365)	(43,379)
Cash received in merger	35,853	-
Net cash used in investing activities	(58,512)	(43,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(73,809)	(9,463)
Net proceeds from sale of convertible debentures	335,000	1,135,000
Net proceeds from issuance of common stock	-	270,150
Proceeds from issuance of stock to minority interest	1,000	-
Preferred dividends paid	(45,128)	(55,039)
Net cash provided by financing activities	217,063	1,340,648

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92,439	512,158
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	391,143	306,562
CASH AND CASH EQUIVALENTS, END OF PERIOD	$483,582	$818,720

SUPPLEMENTAL INFORMATION
Interest paid	$8,856	$10,991
Taxes paid	-	40,945
Redemption of preferred stock:
Decrease in accounts receivable	(43,500)	(50,238)
Increase in accounts payable	-	(65,530)
Decrease in paid-in capital	25,337	115,768
Net liabilities of subsidiary distributed to shareholders	44,697	-
Non-cash assets acquired in merger	3,068,867	-
Non-cash liabilities acquired in merger	6,391,282	-
Non-cash capitalized interest	6,419	-
Non cash merger expenses	3,322,972	-
Preferred and common stock issued in merger	1,005	-
Increase in deferred expenses	65,000	165,000
Additional minority investment	-	8,330
Increase in common stock and reduction of additional
paid-in capital for stock split and change in par value	-	17,380

See accompanying Notes to Consolidated Financial Statements

EMERGE CAPITAL CORP. AND SUBSIDIARIES
(Formerly Nuwave Technologies, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

RESTATED

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

The accompanying consolidated financial statements presented in this report should be read in conjunction with Corporate Strategies' audited consolidated financial statements and footnotes for the year ended December 31, 2004 which are included in the Company's Current Report on Form-8K/A as filed with the U.S.Securities and Exchange Commission on November 14, 2005.

NOTE 2 - REAL ESTATE DEVELOPMENT BUSINESS SEGMENT

In December 2003, the Company purchased a parcel of land in New Jersey from a related entity and intends to develop and sell residential units. In April 2004, the Company acquired land and building that it intends to develop and sell.

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of long-lived assets,including property and equipment and land held for development and sale, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

Revenue Recognition

Revenues from sales of real estate are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

Derivative Financial Instruments

Derivatives are accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133") and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF No. 00-19").

NOTE 4 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NuWave have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Since Corporate Strategies is the surviving entity of the reverse merger, the financial reports include the unaudited consolidated balance sheet at September 30, 2005 and the results of operations for the month of September 2005 for NuWave and its consolidated subsidiaries, and the operations of Corporate Strategies only for the eight (8) months ended August 31, 2005. The unaudited statement of operations for the period ended September 30, 2004 are those of corporate Strategies.

The unaudited consolidated financial statements include the accounts of NuWave Technologies, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2004 for Corporate Strategies, Inc., which were filed on the Company's Current Report on Form 8-K/A on November 14, 2005.

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE - DERIVATIVE FINANCIAL INSTRUMENTS

The Convertible Debentures issued from 2003 through 2005 have been accounted for in accordance with SFAS 133 and EITF No. 00-19.

The Company has identified that the debentures below have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133, Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

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

The Company has identified that the following instruments have derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

During 2003 and 2004, the Company issued, to four (4) individuals, five (5)convertible debentures totaling $480,000 with substantially the same terms and conditions. These debentures bear interest at a rate of five percent (5%) per annum, with interest due at maturity or upon conversion. Debentures in the amount of $280,000 mature in December 2005, $100,000 matures in January 2006 and$100,000 matures in October 2006. On the second anniversary date of issuance, the Company has the option of paying all the unpaid principal and accrued interest on the unconverted debentures or converting the debentures into common stock. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at the per share price equal to the lesser of (a) one hundred twenty percent (120%) of the initial bid price, or (b) eighty percent (80%) of the lowest closing bid price for the five days immediately preceding the conversion date. In addition, the Company may redeem,with fifteen (15) days advance notice, a portion or all of this outstanding debenture at 110% of the dollar value of the amount redeemed plus accrued interest.

During May and July 2005, the Company issued a $250,000 and a $150,000 convertible debenture with the same terms to Cornell Capital Partners, LP ("Cornell"). These debentures bear interest at a rate of twelve percent (12%) per annum, with interest due at maturity or upon conversion. The $250,000 debenture matures in December 2005 and the $150,000 debenture matures in February 2006. At the option of the holder, at any time prior to maturity, any portion of this convertible debenture may be converted into Common Stock. The value of principal and accrued interest is convertible at $0.10 per share. At the option of the Company at any time, or upon maturity for any amounts not converted, the Company may redeem this convertible debenture and upon such, shall pay a twenty percent (20%) redemption premium to Cornell.

On May 6, 2004, the Company entered into a Security Purchase Agreement with Cornell for the sale of $1,200,000 of 5% Secured Convertible Debentures. The debentures, along with unpaid interest are convertible, at the option of the holder, into Class A common stock at a conversion price equal to the lesser of 120% of the initial bid price of the common stock or 80% of the closing bid price as listed on a principal market. On the second anniversary date of issuance, the Company has the option of paying all the unpaid principal and accrued interest on the unconverted debentures or converting the debentures into common stock. The Company also has the right to redeem the debentures, in whole or part, at any time for 120% of the face amount of the debentures plus accrued interest. The debentures are secured by all of the Company's assets. At closing $400,000 of the debentures were issued and funded. The second $400,000 was funded in September, 2004. The final $400,000 was funded in April, 2005.

On June 29, 2004, the Company entered into an agreement with iVoice, Inc. for the sale of $500,000 of 5% Secured Convertible Debentures. Proceeds were received and the debentures issued at the closing date. The redemption and convertibility terms are identical with the securities discussed in the paragraph above. These debentures have been sold to Cornell.

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

During January 2005, the Company's wholly-owned subsidiary, Lehigh Acquisition Corp. ("Lehigh"), entered into an Assignment and Amendment Agreement (the"Assignment Agreement") related to that certain $1,400,000 Note Payable issued by Lehigh on December 22, 2003 to Stone Street Asset Management, LLC ("Stone Street"). Pursuant to the Assignment Agreement, Stone Street assigned its rights under the note to Cornell. As issued, the note provided for the payment of sixty (60) equal monthly installments of principal and interest of $27,741 beginning on January 1, 2006, maturing on January 10, 2010 and secured through a second mortgage on the land. The Note Payable bears interest at a rate of five percent (5%) per annum.

Annual maturities of notes payable and convertible debentures at September 30, 2005 are as follows:

Year Ending December 31,	Amount
2006	$1,220,953
2007	1,564,995
2008	4,160,542
2009	294,271
2010	310,050
7,550,811
Less: unamortized debt discount	(370,059)
Total notes payable and convertible debentures	$7,180,752

DERIVATIVE VALUATIONS

The fair value model utilized to value the various embedded derivatives in the convertible notes comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Debentures, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration. At inception, the fair value of this single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Convertible Debentures (as unamortized discount which will be amortized over the term of the note under the effective interest method). As originally filed, the Company utilized a third party valuation firm to develop the model. This model was used by the Company for additional derivative valuations required for this restatement.

The following is a summary of the Convertible Debentures embedded derivative liabilities:

Convertible Debenture	Derivative Liabilities-Value as of:
	At	12/31/2004		8/31/2005	9/30/2005
	Inception			merger

Holland et. al. Debentures issued 12/8/03 (A)	$ N/A	$	N/A	$110,919	$114,595
Holland et. al. Debentures issued 12/22/03 (A)	N/A		N/A	210,460	203,456
Saporito Debenture issued 1/29/04 (A)	N/A		N/A	82,330	82,742
Cornell Debentures issued 5/6/04 (B)	120,329		28,946	N/A	169,998
Cornell Debentures issued 6/24/04 (B)	56,117		34,619	N/A	206,385
Cornell Debentures issued 9/28/04 (B)	55,921		36,942	N/A	364,944
Viola Debenture issued 10/12/04 (A)	N/A		N/A	14,881	92,790
Cornell Debentures issued 4/6/05 (B)	134,717		N/A	N/A	183,491
Cornell Debentures issued 5/5/05 (A)	N/A		N/A	4,810	135,185
Cornell Debenture issued 7/20/05 A)	N/A		N/A	2,122	80,193
Total					$1,633,779

(A) NuWave
(B) Corporate Strategies

DEBT DISCOUNTS

For the period from inception of the Convertible Debentures through each balance sheet date, the amortization of unamortized discount on the Convertible Debentures has been classified as interest expense in the accompanying statements of operations. The following table summarizes the debt discount as of September 30, 2005 from the amortization of the embedded derivatives for each Convertible Debenture:

Summary of Debt Discount:

Debt Discount
at
Convertible Debenture	9/30/2005

Holland et. al. Debentures issued 12/8/03(A)	$18,539
Holland et. al. Debentures issued 12/22/03(A)	48,549
Saporito Debenture issued 1/29/04(A)	29,058
Cornell Debentures issued 5/6/04 (B)	33,199
Cornell Debentures issued 6/24/04(B)	69,307
Cornell Debentures issued 9/28/04(B)	38,109
Viola Debenture issued 10/12/04 (A)	12,738
Cornell Debentures issued 4/6/05(B)	116,518
Cornell Debentures issued 5/5/05(A)	1,769
Cornell Debenture issued 7/20/05(A)	2,273
Total	$ 370,059

(A) NuWave
(B) Corporate Strategies

NOTE 6 DESCRIPTION OF CAPITAL STOCK

The current authorized capital stock of the Company consists of One Hundred Forty Million (140,000,000) shares of Common Stock, par value $0.001 per share,One Hundred Thousand (100,000) shares of convertible Series B Preferred, par value $0.01 per share and One Thousand (1,000) non-voting shares of Series C Preferred, par value $0.01 per share. As of September 30, 2005, 22,710,816 shares of Common Stock, One Hundred Thousand (100,000) shares of Series B Preferred and 570.199 shares of Series C Preferred stock were issued and outstanding. The following description is a summary of the capital stock and contains the material terms of voting capital stock.

Each share of Common Stock entitles the holder to one (1) vote on each matter submitted to a vote of our shareholders, including the election of Directors.There is no cumulative voting. Subject to preferences that may be applicable to any outstanding preferred stock, Shareholders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors. Shareholders have no preemptive, conversion or other subscription rights.

The Company is authorized to issue Two Million (2,000,000) shares of preferred stock. As a class, the holders of the Company's Series B Preferred shall,collectively, be entitled to cast a number of votes equal to ninety-five percent (95%) of the total issued and outstanding voting stock of the Company on all matters submitted to the Shareholders for approval, which votes shall be distributed among the holders of Series B Preferred on a pro rata basis based upon the number of shares of Series B Preferred held by such respective holders.The holders of shares of the Series B Preferred shall be entitled to vote on all matters on which the Common Stock shall be entitled to vote. The Series C Preferred shares have no voting rights, except as required under Delaware General Corporation Law.

NOTE 7 - WARRANTS AND STOCK OPTIONS

At September 30, 2005, warrants were outstanding to purchase 200,000 shares of the Company's common stock for $1.00 per common share. The warrants expire in September 2008. At September 30, 2005, warrants were outstanding to purchase 3,100 shares of the Company's common stock at a weighted average price of $38.39 per common share. The warrants expire in January through October 2007.

There are no stock options outstanding.

NOTE 8 -INCOME TAXES

The Company will file a consolidated tax return with its subsidiaries. The company, pre-merger, has federal net operating loss carry forwards ("NOL") of approximately $28,185,000 which will expire in years 2010-2024, and unused state NOL's of $9,914,000 which will expire in years 2007 to 2011. The Company's federal net operating loss carry forward will be subject to significant annual limitations which will reduce or defer the utilization of the loss as a result of ownership change as defined in Section 382 of the Internal Revenue Code.

The net deferred tax assets that would result from use of net operating loss carry forwards discussed above have been fully reserved for in the financial statements.

NOTE 9 - CONCENTRATION

The $1,442,867 convertible debentures, the $4,631,605 secured notes payable and $400,000 of the $767,074 convertible debentures classified as a current liability on the balance sheet are owed to a single creditor, Cornell Capital Partners, LP.

Substantially all of the land held for development and sale relates to a parcel of land in New Jersey purchased from a related party.

NOTE 10 - SEGMENTS

The Company has four (4) segments: (i) mortgage brokerage (through its 85% owned subsidiary, Aim American Mortgage, Inc., and subsidiary, which originates non-government insured loans in Texas), (ii) equipment leasing through CSI Business Finance, Inc., the former wholly-owned subsidiary of Corporate Strategies, Inc. (distributed to the shareholders of Corporate Strategies, Inc.effective September 1, 2005), and is treated as a discontinued operation in the financial statements), (iii) consultant and turnaround services and (iv) real estate development.

Corporate Strategies helps micro cap public and private companies accelerate growth, provides management restructuring and turnaround expertise, and in select cases, makes direct investments in its client companies.

The Company evaluates segment performance and allocates resources based on several factors, of which revenue and income before federal income tax are the primary financial measures. The accounting policies of the reportable segments are the same as those described in the footnote entitled "Summary of Significant Accounting Policies" in Note 3 to the Consolidated Financial Statements.

	Mortgage Brokerage	Equipment Leasing (1)	Consulting and Turn around Services	Real Estate Development	Total

Nine (9) Months Ended September 30, 2004

Revenue	$834,435	$--	$469,445	--	$1,303,880
Interest expense/(income)	(6,505)	--	32,440	--	$25,935
Income (loss) before income tax	(144,183)	--	104,563	--	$(39,620)
Segment assets	354,161	--	2,149,106	--	$2,503,267
Additions to long-term assets	34,938	--	8,441	--	$43,379
Depreciation and amortization	11,512	--	12,448	--	$23,960

Nine (9) Months Ended September 30, 2005

Revenue	$829,986	$117,793	$352,668	--	$1,300,447
Interest expense/(income)	(2,978)	6,371	121,047	57,437	$181,877
Loss before income tax	(145,474)	(26,791)	(1,264,987)	(3,703,783)	$(5,141,035)
Segment assets	148,321	363,336	1,841,075	3,172,850	$5,525,582
Additions to long-term assets	2,483	1,000	85,463	6,419	$95,365
Depreciation and Amortization	17,626	223	16,996	--	$34,845

(1)
There are no amounts presented for September 30, 2004 as operations commenced in the fourth quarter of 2004. The subsidiary was distributed to shareholders of Corporate Strategies on August 25, 2005. Operation of this subsidiary is reflected as discontinued operations in the financial statements.

(2)	The real estate development segment relates to operations acquired from NuWave in the merger transaction in August 2005. Operations for September 2005 are included in this table.

NOTE 11 - STANDBY EQUITY DISTRIBUTION AGREEMENT

On January 26, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell, and at the same time, terminated the former Standby Equity Distribution Agreement, dated May 2004. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion,periodically sell to Cornell shares of common stock ("Common Stock") for a total purchase price of up to $30.0 million; the purchase commitment. For each share of Common Stock purchased under the Standby Equity Distribution Agreement, Cornell will pay 99% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our Common Stock is traded for the five (5) days immediately following the notice date.

The Company may request advances under the Standby Equity Distribution Agreement after the underlying shares are registered with the U.S. Securities and Exchange Commission. Thereafter, they may continue to request advances until Cornell has advanced $30.0 million or twenty four (24) months after the effective date of the accompanying registration statement, whichever occurs first.

In addition, the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 9.9% of our outstanding common stock.

Cornell is permitted to terminate the Standby Equity Distribution Agreement if (i) there is a stop order or suspension of the effectiveness of this registration statement for 50 trading days or (ii) NuWave fails to materially comply with certain covenants, which include the following:

•	Maintaining a quotation of the Common Stock on the Over-the-Counter Bulletin Board,

•	Maintaining NuWave's status as a public company under Section 12(g) of the Securities Act of 1934,

•	Delivering instructions to the transfer agent to issue shares in connection with an advance notice,

•	Failing to notify Cornell of events impacting the registration of the stock to be issued, including the issuance of a stop order,

•	Issuing stock or convertible securities at a price less than the market price of our Common Stock on the date of issuance, or

•	Merging or consolidating NuWave with another company where the acquiring entity does not assume NuWave's obligations under the Standby Equity Distribution Agreement.

We cannot predict the actual number of shares of Common Stock that will be issued pursuant to the Standby Equity Distribution Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw.

Note 12 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Emerge Capital Corp., formerly Nuwave Technologies, Inc., (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 to restate the financial results. The restatement includes the following:

•
Remove the deferred financing costs existing at the time of the merger. The impact was an increase in merger expense of $29,219 and a decrease in deferred expenses and interest expense of $22,679 and $6,540, respectively.

•
Remove the beneficial conversion feature previously recorded for the convertible debentures and recognize the effects of the embedded derivatives in the debentures. As originally filed we valued and recorded a beneficial conversion feature for the convertible debentures payable. Subsequent to the original filing, we determined the convertible debentures payable have embedded derivatives since the total number of shares which can be converted is not a fixed number (see Note 5 for further discussion). Therefore, the following adjustments were recorded:

o
Remove the beneficial conversion entries recorded for the year ended December 31, 2004 and the nine months ended September 30, 2005. The impact was a reduction of interest expense of $325,000 for the year ended December 31, 2004 and $105,522 for the nine months ended September 30, 2005, a reduction of additional paid-in-capital of $425,000 and an increase in retained earnings of $325,000. Also, merger expense increased $30,262 and current convertible debentures increased $24,740.

o
To recognize the embedded derivatives we recorded a $1,633,779 derivative liability and debenture discount on the debenture payable. Interest expense increased $107,138 from the amortization of the debenture discount and the net change in fair value of derivatives increased $973,033 from the change in the value of the derivative liability. Merger expense increased $278,895.

Balance Sheet
	September 30, 2005
	As Reported	As Restated
Deferred expenses	$137,981	$115,302
Convertible debenture payable-net of discounts-current	855,260	767,074
Convertible debenture payable-net of discounts-noncurrent	1,700,000	1,442,867
Derivative liability	-	1,633,779
Additional paid-in-capital	1,174,344	749,344
Retained deficit	4,617,537	5,503,676

Statements of Operations
	Nine Months Ended September 30, 2005		Three Months Ended September 30, 2005
	As Reported	As Restated	As Reported	As Restated
Interest expense	$202,167	$197,243	$60,100	$110,341
Net change in fair value of derivatives	-	973,033	-	1,077,094
Merger expense	3,020,787	3,359,163	3,020,787	3,359,163
Net loss applicable to common shares	3,777,027	5,083,512	3,360,076	4,825,787
Net loss per share for basic and diluted	(0.19)	(0.25)	(0.17)	(0.24)
Weighted shares outstanding for basic and diluted	20,247,868	20,247,868	20,247,868	20,247,868

	Nine Months Ended September 30, 2004		Three Months Ended September 30, 2004
	As Reported	As Restated	As Reported	As Restated
Interest expense	$350,923	$44,580	$113,799	$127,058
Net change in fair value of derivatives	-	105,953	-	73,996
Net loss applicable to common shares	495,017	82,721	125,235	64,498
Net loss per share for basic and diluted	(0.02)	(0.00)	(0.01)	(0.00)
Weighted shares outstanding for basic and diluted	20,247,868	20,247,868	20,247,868	20,247,868

Statements of Cash Flows
	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	As Reported	As Restated	As Reported	As Restated
Net loss	$3,731,899	$5,038,384	$439,978	$27,682
Non-cash merger expenses	2,984,596	3,322,972	-	-
Non-cash interest expense	100,000	95,076	325,000	(306,343)
Net change in fair value of derivative liability	-	973,033	-	105,953

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction - Forward Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the U.S. Securities and exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

The Merger

On August 31, 2005 NuWave Technologies, Inc. (the "Company") entered into a merger agreement (the "Agreement") with Strategies Acquisition Corp., a wholly-owned subsidiary of the Company ("SPV"), Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies listed therein ("Shareholders"), whereby SPV merged with and into Corporate Strategies,with Corporate Strategies remaining as the surviving corporation and continuing its corporate existence under the laws of the State of Delaware and as a wholly-owned subsidiary of the Company (the "Merger"). The separate existence of SPV has ceased.

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

The Company issued and delivered shares of its Series B convertible preferred stock ("Series B Preferred") to each holder of Corporate Strategies Class B common stock so that effectively upon conversion of the Series B Preferred into common shares, the common shares issued upon conversion shall be equal to ninety-five percent (95%) of the issued and outstanding stock of the Company (calculated on a fully diluted basis as of the date of the Merger,following the issuance of all the Merger Consideration (as such term is defined in the Agreement) and after giving effect to such conversion, but not including any shares of Common Stock issuable upon conversion of any then outstanding Company convertible debentures). Therefore, the Merger Consideration for the Common Stock, Series C Preferred and Series B Preferred was the Corporate Strategies Class A common, Series A preferred and Class B common, respectively.The number of shares issued to the Shareholders in connection with the Merger was based upon a determination by the Company's Board of  Directors (the"Board").

The Series B Preferred Shareholders and the holders of the Common Stock vote together and the Series B Preferred shall be counted on an "as converted" basis,thereby giving the Series B Preferred Shareholders control of the Company. The transaction is being accounted for as a reverse acquisition since control of the Company has passed to the shareholders of the acquired company (Corporate Strategies).

The accompanying unaudited consolidated financial statements presented in this report should be read in conjunction with Corporate Strategies' audited consolidated financial statements and footnotes for the year ended December 31, 2004 which are included in the Form-8K/A filed August 31, 2005.

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

Corporate Strategies markets its services to hedge funds, institutional investors, and banks who have significant exposure in troubled micro cap public companies. These companies are typically in financial difficulty, may be in default of lending or equity agreements, and facing bankruptcy or liquidation if their operations are not turned around. The Company believes that the large amount of capital invested in the micro cap public market over the last three (3) years will result in significant growth opportunities for services in restructuring and turn around management.

Corporate Strategies is generally compensated with a combination of cash payments on a monthly or quarterly basis, and outright grants of equity in the form of common stock, and/or warrants for purchasing common stock that is intended to reward the Company for the possible equity growth in value for successfully restructuring the client company. Equity in client companies is the Company's largest potential source of compensation, as the Company believes that the possibility of turnaround value is greater than cash compensation alone.This performance based compensation arrangement clearly demonstrates that the Company's interests are consistent with both the Company's customers and their investors.

The Company minimizes risk from restructuring and turn around clients by implementing the following policies:

•
The Company will not assume the financial obligations of the client company in any circumstance. In most cases, the financial institution with the greatest risk has referred the Company to the transaction.

•	The Company requires them to provide the client company with working capital necessary to execute the turnaround plan.

•	The Company requires the client to fully indemnify the Company against any actions, with the exception of gross negligence or malfeasance.

•	If the client has officer and director insurance, we require the company to add the Company or any of the Company's contractors as insured parties under the policy.

•	If further financial resources are later needed to restructure the client, necessary borrowings for the client company's needs will only be on a non recourse basis.

•	Should the company consider altering any of the policies above, it will require a vote of the board of directors to waive them and agree to the maximum amount of risk that the Company will assume.

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

Consulting revenue increased by approximately $42,000 to $132,000 in 2005.Consulting revenues are generally one-time fees related to specific events.During January 2005, the Company entered into a contract to provide ongoing consulting services at $5,000 per month to Power Technologies, Inc. There are no Power Technology consulting revenues reflected in the period ending September 30, 2004.

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

General and Administrative Expenses

Commission and loan processing costs increased by approximately $44,000 to $512,389 in 2005; related commission income decreased by $27,000 from 2004. Corporate Strategies was forced to increase commission rates to be competitive with the market. The Company expects this trend to higher commission rates to continue for the for seeable future.

Salaries and benefits increased by approximately $130,000 to $522,044 in 2005. The Company added new administrative personnel to improve the Company's infrastructure and support for growth and operations as a public company.

Business development, travel and entertainment more than doubled to $109,042 in 2005; The Company's changing focus to turn arounds and management restructuring of public companies resulted in additional travel to call on hedge funds, institutional investors and banks throughout the country, and increased advertising to improve the Company's visibility.

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

Other Income And Expense

Interest expense increased approximately $153,000 to $197,243 in 2005. During 2005 the Company incurred interest expenses related to the amortization of discounts on the convertible debenture in the amount of $107,137 compared to $18,657 for 2004. Interest expense on convertible debt was approximately $15,000 in 2004 and $58,000 in 2005. Interest on convertible debt will be substantially higher in future periods, since the Company's convertible debt will be outstanding for the entire period. For the nine months ended September 30, 2005 "net change in fair value of derivatives" was an expense of $973,033. This was an increase of $1,078,986 over the same period in 2004 which had a gain of $105,953.

Other income of $90,547 in 2005 includes a $40,000 gain on the distribution of CSI Business Finance, Inc. to shareholders, and approximately $30,000 related to a settlement received for termination of a business relationship.

Merger expenses of $3,359,163 in 2005 primarily represents liabilities assumed in excess of assets acquired in the merger.

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

Consulting revenue decreased by approximately $15,000 to $15,000 in 2005.Consulting revenues are generally one-time fees related to specific events. All 2004 income was of this type and there was none in 2005. During January 2005, the Company entered into a contract to provide ongoing consulting services at $5,000 per month to Power Technologies, Inc. There are no Power Technology, Inc.consulting revenues reflected in the period ending September 30, 2004.

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

General and Administrative Expenses

Commission and loan processing costs decreased by approximately $20,000 to $141,678 in 2005; related commission income decreased by $37,000 from 2004. Lower commission income volumes were partially offset by higher commission rates. Corporate Strategies was forced to increase commission rates to be competitive with the market. The Company expects this trend to higher commission rates to continue for the foreseeable future.

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

Other Income And Expense

Interest expense decreased by $16,717 to $110,341 in 2005. During 2005, the Company incurred interest expenses related to the amortization of discounts on the convertible debenture in the amount of $62,303 compared to $13,259 for 2004. Interest expense on convertible debt was approximately $15,000 in 2004 and $24,000 in 2005. Interest on convertible debt will be substantially higher in future periods, since the Company's convertible debt will be considered outstanding for the entire period. For the three months ended September 30, 2005 "net change in fair value of derivatives" was an expense of $1,077,094. This was an increase of $1,151,090 over the same period in 2004 which had a gain of $73,996.

Other income of $44,053 in 2005 includes a $40,000 gain on the distribution of CSI Business Finance, Inc. to the shareholders of Corporate Strategies.

Merger expenses of $3,359,163 in 2005 primarily represents liabilities assumed in excess of assets acquired in the merger.

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

During the nine months ending September 30, 2005, the Company had a net increase in cash equivalents of $92,439 from December 31, 2004. The Company's sources and uses of funds are as follows:

Net cash used in operating activities was $66,112 for the nine months ended September 30, 2005, resulting primarily from the net loss of $5,038,384 offset by non-cash merger expenses of $3,322,972, non cash interest expense of $95,076, depreciation and amortization of $130,131, and the net change in current assets and liabilities of $524,130 and increased by other non-cash income and expense items of $73,070.

Net cash used in investing activities for the nine months ended September 30, 2005 was $58,512, which includes purchases of fixed assets less cash received in the merger of $35,853.

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

Derivative Financial Instruments

Derivatives are accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

ITEM 3. CONTROLS AND PROCEDURES

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

As a result of our review of the items identified by our auditors, we have concluded that our previous derivative accounting policies were incorrect.

In light of the above , we have determined to restate our financial statements for the quarters in 2004 and 2005 and for the years ending December 31, 2004 and 2005 to correct our accounting for derivatives.

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at September 30, 2005. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2004 and 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2004, 2005 and from the merged companies of convertible notes that included embedded derivatives.

The Company has taken the following steps to address the specific problems identified by the auditors:

1) Our former Chief Financial Officer is a part time, contract employee. Due to family health issues he is unable to devote full time to this position and has resigned as Chief Financial Officer and become a part time controller. We have hired a Chief Financial Officer and a part-time bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between functions of our accounting manager, controller, and Executive functions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Emerge Capital Corp., formerly NuWave Technologies, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto  duly authorized.

EMERGE CAPITAL CORP.

Date: November 7, 2006	By:	/s/ Timothy J Connolly
Name: Timothy J. Connolly Title: Chief Executive Officer

By:	/s/ Wm. Chris Mathers
Name: Wm. Chris Mathers
Title: Chief Financial Officer