Form 10QSB
period 2006-09-30
Emerge Capital Corp.
filed 2006-11-20
CIK 1009802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2006.
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
Yes ☐ No ☒

The number of shares outstanding of our common stock at November 15, 2006 was 27,635,816.

Transitional Small Business Disclosure Format (check one): ☐ Yes    ☒ No

EMERGE CAPITAL CORP.

FORM 10-QSB

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2006 (Unaudited)	3 - 4
Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 (Unaudited)	5
Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006 and 2005 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (Unaudited)	7 - 8
Notes to Condensed Consolidated Financial Statements (Unaudited)	9 - 15
Item 2. Management’s Discussion and Analysis or Plan of Operation	15 - 22
Item 3. Controls and Procedures	22 - 24

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24
SIGNATURES	25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMERGE CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$971,495
Restricted cash	98,452
Notes and accounts receivable - less reserve of $160,189	543,355
Investment in marketable securities	421,449
Due from affiliate	21,038
Prepaid expense and deferred financing costs	329,161
Total current assets	2,384,950

NONCURRENT ASSETS
Investment in real estate partnership and other investments	4,218,838
Note receivable	900,000
Deferred debenture expense	29,150
Fixed assets, net	75,817
Total noncurrent assets	5,223,805

TOTAL ASSETS	$7,608,755

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$391,662
Convertible debentures--net of $254,126 discount	1,586,612
Notes payable	105,114
Unearned income	449,305
Series C Preferred stock including associated paid in capital; liquidation preference of $381,000, redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares authorized,
254 shares issued and outstanding	224,977
Derivative liability	4,438,164

Total current liabilities	7,195,834

Convertible debentures--net of $2,013,995 discount	4,611,005
Note payable	196,434
Accrued interest payable	385,516
Total liabilities	12,388,789

COMMITMENTS AND CONTINGENCIES	-

EMERGE CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)
(Continued)

SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.01, 2,000,000 shares authorized:
Series A Convertible Preferred Stock, noncumulative, $.01 par value;
400,000 shares authorized; none issued	-
Series B Convertible Preferred Stock, $.01 par value; 100,000 shares authorized;
6,666 shares issued and outstanding; no liquidation or redemption value	67
Series D Convertible Preferred Stock, 100,000 shares authorized;
93,334 shares issued and outstanding; no liquidation or redemption value	933
Common stock, $.001 par value; 900,000,000 shares authorized;
27,635,816 shares issued and outstanding	27,636
Additional paid-in capital	723,741
Retained deficit	(5,532,411)
Total shareholders' deficit	4,780,034
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$7,608,755

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

EMERGE CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2006	2005
REVENUE
Discount income	-	38,379
Consulting revenue	223,194	15,000
Marketable securities loss	(29,716)	(111,156)
Fee income	65,500	-
Total revenue (gross loss)	258,978	(57,777)

General and administrative expenses
(net of allocation to an affiliated entity--$63,654 for 2006
and $0 for 2005)	702,048	432,092
OPERATING LOSS	(443,070)	(489,869)

OTHER (INCOME) EXPENSE
Net change in derivative liability	(192,830)	1,077,094
Minority interest	-	(250)
Merger expense	140,000	3,359,163
Interest expense - Preferred Series C stock	6,633	7,968
Other income - net	(17,614)	(65,520)
Total other (income) expense	(63,811)	4,378,455

Loss before income tax	(379,259)	(4,868,324)

INCOME TAX PROVISION
Deferred income tax benefit	-	(163,858)
Total income tax	-	(163,858)
LOSS FROM CONTINUING OPERATIONS	(379,259)	(4,704,466)

LOSS FROM DISCONTINUED OPERATIONS	-	(114,221)

NET LOSS	(379,259)	(4,818,687)

Preferred dividends paid	-	7,100

LOSS AVAILABLE TO COMMON SHARES	$(379,259)	$(4,825,787)

Loss per common share - basic and diluted:
Loss from continuing operations	$(0.01)	$(0.23)
Loss from discontinued operations	-	(0.01)
	$(0.01)	$(0.24)

Weighted average common shares outstanding	25,652,664	20,247,868

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

EMERGE CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
REVENUE
Discount income	$10,425	$136,987
Consulting revenue	666,194	132,000
Marketable securities gain	228,111	82,946
Fee income	168,800	735
Total revenue	1,073,530	352,668
General and administrative expenses (net of allocation to
an affiliated entity--$198,558 for 2006 and $0 for 2005)	1,794,610	1,062,318
OPERATING LOSS	(721,080)	(709,650)

Other (income) expense:
Gain on sale of subsidiary	(3,042,406)	-
Net change in derivative liability	(177,962)	973,033
Debt extinguishment	(94,365)	-
Minority interest	-	(1,000)
Merger expense	140,000	3,359,163
Interest expense - Preferred Series C stock	20,451	24,694
Other income - net	(58,498)	(89,839)
Total other (income) expense	(3,212,780)	4,266,051
Income (loss) before income tax	2,491,700	(4,975,701)
INCOME TAX PROVISION
Deferred income tax benefit	-	(102,651)
Total income tax provision	-	(102,651)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,491,700	(4,873,050)

LOSS FROM DISCONTINUED OPERATIONS	(4,687)	(190,028)

NET INCOME (LOSS)	2,487,013	(5,063,078)

Preferred dividends paid	4,554	20,434

INCOME (LOSS) AVAILABLE TO COMMON SHARES	$2,482,459	$(5,083,512)

Basic income (loss) per share:
Income (loss) from continuing operations	0.10	(0.24)
Loss from discontinued operations	0.00	(0.01)
	$0.10	$(0.25)

Diluted income (loss) per share:
Income (loss) from continuing operations	0.00	(0.24)
Loss from discontinued operations	0.00	(0.01)
	0.00	$(0.25)

Basic average shares outstanding	24,650,010	20,247,868

Diluted average shares outstanding	530,243,822	20,247,868

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

EMERGE CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,487,013	$(5,063,078)

Adjustment to reconcile net income (loss) to net cash provided by (used in)
operating activities	(2,098,397)	5,033,043
Net cash provided by (used in) operating activities	388,616	(30,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(21,784)	(91,882)
Cash received for sale of subsidiary	93,396	-
Cash received in purchase of subsidiary	191,346	-
Cash received in merger	-	35,853
Net cash provided by (used) in investing activities	262,958	(56,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(53,924)	(73,809)
Net proceeds from sale of convertible debentures	-	335,000
Dividends paid on preferred stock	(4,554)	(20,434)
Net cash (used in) provided by financing activities	(58,478)	240,757

Net cash provided by operating activities of discontinued operations	-	(60,771)
Net cash used in investing activities of discontinued operations	-	(2,483)
Net cash provided by financing activities of discontinued operations	-	1,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	593,096	92,439
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	378,399	391,143
CASH AND CASH EQUIVALENTS, END OF PERIOD	$971,495	$483,582

EMERGE CAPITAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

SUPPLEMENTAL INFORMATION
Interest paid	$11,181	$8,856
Taxes paid	$9,882	$-
Redemption and purchase of preferred stock:
Decrease in accounts receivable	$15,000	$43,500
Increase in notes payable	$240,000	$-
Decrease in paid-in capital	$243,498	$25,337
Increase in deferred expenses	$-	$65,000

Sale of subsidiary:
Assets sold	$2,906,001	$-
Liabilities assumed by buyer	$5,861,821	$-
Purchase of subsidiary:
Cost of acquiring stock	$10,000	$-
Non-cash assets purchased	$5,106,226	$-
Non-cash liabilities assumed	$8,600,836	$-
Dividend to shareholder	$3,313,264	$-
Net liabilities of subsidiary distributed to shareholders	$-	$44,697
Non-cash assets acquired in merger	$-	$3,068,867
Non-cash liabilities acquired in merger	$-	$6,391,282
Non cash merger expenses	$-	$3,322,972
Preferred and common stock issued in merger	$-	$1,005

Conversion of convertible debentures and accrued interest:
Decrease in debentures and accrued interest	$54,000	$-
Increase in common stock	$1,125	$-
Increase in paid-in-capital	$52,875	$-

Common stock and warrants issued for services:
Increase in prepaids	$221,423	$-
Increase in common stock	$3,800	$-
Increase in paid-in-capital	$279,700	$-

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

EMERGE CAPITAL CORP. AMD SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

Our unaudited Condensed Consolidated Balance Sheet as of September 30, 2006, the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and September 30, 2005, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 have not been audited. These statements have been prepared on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. In our opinion, these unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of Emerge Capital Corp (“Emerge”) and Subsidiaries. The results for the three and nine months are not necessarily indicative of the results expected for the year.

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

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation.

On August 31, 2005, NuWave Technologies, Inc. ("NuWave") entered into a merger agreement (the "Agreement") with Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies. The Company was subsequently renamed Emerge Capital Corp.

As a result of the merger, former shareholders of Corporate Strategies collectively own 100% of the Company's Series B and D Convertible Preferred Stock ("the Series B Preferred"). Upon conversion of the Series B Preferred into common shares, the common shares issued upon conversion shall be equal to ninety-five percent (95%) of the issued and outstanding stock of the Company (calculated on a fully diluted basis as of the date of the merger.)

The Series B and D Preferred shareholders and the holders of the common stock vote together and the Series B and D Preferred shall be counted on an "as converted" basis, thereby giving the Series B and D Preferred shareholders control of the Company. The transaction was accounted for as a reverse acquisition since control of the merged group passed to the shareholders of the acquired company (Corporate Strategies).

As a result of the Kipling Holdings, Inc. acquisition on September 30, 2006 (see Note 7), on November 17, 2006, the Board of Directors approved the issuance of 93,334 shares of Series D convertible preferred stock, par value of $0.01 per share (the “Series D Preferred Stock”) to replace the shares our current CEO and spouse owned in the Series B Preferred shares. These shares rank, with the respect to the payment of dividends and other distribution of the assets of the Company upon liquidation, pari passu with the common stock of the Company, on an “as converted” basis, senior to the Company’s Series C preferred stock, and junior to all other series of preferred stock. Each share is convertible, at the option of the holder, at any time and from time to time after the date of issuance of such share through December 31, 2009, into that number of shares of Common Stock equal to .102% of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis.

We primarily provide business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public and private companies. The Company also actively trades securities and options with available cash. Many of these transactions contain a considerable amount of risk. Under our consulting agreements, we do not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%.

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

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Since Corporate Strategies is the surviving entity of the reverse merger, the financial statements include the results of operations since the merger (August 31, 2005) for NuWave and its consolidated subsidiaries, and the operations of Corporate Strategies since its inception.

On May 31, 2006, we filed an S-8 with the Securities and Exchange Commission for the Emerge Capital Corp. 2005 Stock Incentive Plan (the “Plan”). The document was submitted to register 10,000,000 shares of common stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (a) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Company, and (b) enabling the Company to attract, retain and reward the best-available persons. This document is herein incorporated by reference.

On June 26, 2006, we filed an SB-2 with the Securities Exchange Commission. The prospectus related to the registration of (a) 1,860,000 shares of common stock of Emerge Capital Corp. that would have been offered for sale from time to time by Cornell Capital Partners, LP (“Cornell Capital”), (b) 937,500 shares of common stock of Emerge Capital that would have been offered for sale from time to time by iVoice, Inc. and (c) 2,812,500 shares of common stock of Emerge Capital that would have been distributed by dividend by iVoice to all of the Class A common stockholders of iVoice. Emerge Capital was not selling any shares of common stock in this offering and therefore would not have received any proceeds from this offering. On August 31, 2006, we formally withdrew this registration statement pursuant to Rule 477(a) under the General Rules and Regulations under the Securities Act of 1933, as amended.

On September 30, 2006, we completed a stock purchase agreement (the “Agreement”) with Kipling Holdings, Inc. (“Kipling”) and Timothy J. Connolly, to acquire 100% of the total issued and outstanding capital stock of Kipling Holdings, Inc. (“Kipling”), a Delaware corporation (see Note 7).

Note 2 - Income (Loss) Per Common Share

In accordance with the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. 128 (“SFAS 128”), "Earnings per Share", basic earnings per share are computed based on the weighted average shares of common stock outstanding during the periods.  Diluted earnings per share are computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities.

The computations for basic and diluted net income (loss) per share consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income (loss) from continuing operations	$(379,259)	$(4,711,566)	$2,487,146	$(4,893,484)
Effect of derivatives, preferred stock and convertible debenture	(31,296)	0	144,918	0
Adjusted income (loss) from continuing operations	$(410,555)	$(4,711,566)	$2,632,064	$(4,893,484)

Income (loss) from discontinued operations	-	(114,221)	(4,687)	(190,028)
Net income (loss)	$(410,555)	$(4,825,787)	$2,627,377	$(5,083,512)

Basic weighted average shares	25,652,664	20,247,868	24,650,010	20,247,868
Effect of dilutive securities:
Series B and Series D preferred stock	454,216,320	-	454,216,320	-
Convertible debentures	51,377,492	-	51,377,492	-
Diluted weighted average shares	531,246,476	20,247,868	530,243,822	20,247,868

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.01)	$(0.23)	$0.10	$(0.24)
Income (loss) from discontinued operations	-	(0.01)	(0.00)	(0.01)
Net income (loss)	$(0.01)	(0.24)	$0.10	$(0.25)

Diluted:
Income (loss) from continuing operations	$(0.01)	$(0.23)	$0.00	$(0.24)
Income (loss) from discontinued operations	-	(0.01)	(0.00)	(0.01)
Net income (loss)	$(0.01)	$(0.24)	$0.00	$(0.25)

(1)
A weighted average year-to-date number of Convertible Debentures, Series B and Series D preferred stock to convert into 505,593,812 shares of common stock were outstanding during the three and nine months ended September 30, 2006, but were not included in the computation of diluted per share net income for the three months ended September 30, 2006 because they were anti-dilutive. There were no similar potentially dilutive shares outstanding for the three and nine months ended September 30, 2005.

Note 3 - Restatement of Previously Issued Consolidated Financial Statements

We have restated our Consolidated Balance Sheet, Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2004 and interim periods during 2004 and 2005 from the amounts previously reported. The restatements include adjustments to (a) correct the accounting for convertible debentures to recognize the effects of derivatives, (b) remove the beneficial conversion feature previously recorded for the convertible debentures, and (c) recognize the effects those changes had on recording the merger at August 31, 2005. We have amended our Form10-QSB previously filed for the quarter and nine months ended September 30, 2005.

Note 4 - Convertible Debentures - Derivative Financial Instruments

The Convertible Debentures issued from 2003 through 2005 have been accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and the Emerging Issues Task Force (“EITF”) Abstract No. 00-19 (“EITF 00-19”), "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

The Company identified the following instruments with embedded derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

•	Cornell Debenture issued 5/6/04 in the face amount of $400,000

•	Cornell Debenture issued 6/24/04 in the face amount of $500,000

•	Cornell Debenture issued 9/28/04 in the face amount of $400,000

•	Cornell Debenture issued 4/6/05 in the face amount of $400,000

•	Holland et. al. Debentures issued 12/8/03 in the face amount of $135,000

•	Holland et. al. Debentures issued 12/22/03 in the face amount of $250,000

•	Saporito Debenture issued 1/29/04 in the face amount of $100,000

•	Viola Debenture issued 10/12/04 in the face amount of $100,000

•	Highgate House Funds Debenture issued 12/02/05 in the face amount of $6,225,000

These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19 and SFAS No. 133.

The embedded derivatives are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in derivative liability". The Company has utilized a third party to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. This valuation was reviewed by the third party valuation firm that developed the original model that the Company used to value its derivatives.

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

On February 3, 2006, as part of the sale of Lehigh, the Cornell Debentures for $250,000 issued 5/5/05 and $150,000 issued 7/20/05 were cancelled. The resulting gain on extinguishment of $94,365 has been included in other income for the nine months ended September 30, 2006.

Note 5 - Segment Reporting

Our company has five business segments: business services (which consists of turnaround execution services, management restructuring services, and business development services) and hotel investment, which were continuing at September 30, 2006, and mortgage brokerage, previously through its 85% owned subsidiary, Aim American Mortgage, Inc. which was sold on December 31, 2005; equipment leasing and business finance, through its wholly owned subsidiary, CSI Business Finance, Inc. which was distributed to the shareholders of Corporate Strategies effective August 31, 2005; and real estate development through its wholly owned subsidiary , Lehigh which was sold in February 2006. The mortgage brokerage, equipment leasing and real estate development segments are treated as discontinued operations in the financial statements.

We primarily provide business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public companies.

The Company's operations are conducted in the United States.

			Discontinued Operations
	Business	Hotel	Real	Mortgage	Equipment
	Services	Investment	Estate	Brokerage	Leasing
Nine months ended September 30, 2006
Revenue	$1,073,530	$-	$-	$-	$-
Income (loss) before income tax	2,491,700	-	(4,687)	-	-
Segment assets	2,311,183	5,816,687	-	-	-

Nine months ended September 30, 2005
Revenue	$352,668	$-	$-	$829,986	$117,793
Income (loss) before income tax	(1,264,987)	-	(3,703,783)	(145,474)	(26,791)
Segment assets	1,841,075	-	3,172,850	148,321	363,336

Note 6 - Sale of Lehigh Acquisition Corp.

In February 2006, the Company sold its wholly-owned subsidiary, Lehigh, to Cornell Capital Partners, LP ("Cornell") for total proceeds of $5,948,407 including the assumption of $4,881,274 promissory notes, $400,000 of convertible debentures, $573,737 of accrued expense and interest and cash of $93,396. The transaction resulted in a gain of $3,042,406.

Note 7 - Acquisition of Kipling Holdings, Inc.

On September 30, 2006, we completed a stock purchase agreement (the “Agreement”) with Kipling Holdings, Inc. (“Kipling”) and Timothy J. Connolly, to acquire 100% of the total issued and outstanding capital stock of Kipling Holdings, Inc. (“Kipling”), a Delaware corporation in consideration of (a) our assumption of all of the liabilities of Kipling, subject to certain consents, (b) certain anti-dilution rights as set forth in the Agreement and (c) all legal and other costs and expenses incurred by Kipling, or Mr. Connolly, in consideration with this Agreement. Mr. Connolly serves as CEO of Emerge and therefore (i) Emerge obtained a third party appraisal of the Company which valued the acquired asset at Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) more than the liabilities assumed and (ii) Emerge’s other (disinterested) Board member and CFO reviewed and approved this affiliate transaction. Mr. Connolly received no profit from this affiliate transaction. The Agreement had been subject to the written consent of Highgate House Funds, Ltd. (“Highgate”), which the Company and Highgate reduced to writing effective as of September 30, 2006. Kipling primarily provides capital for investments in the hospitality industry. Kipling currently owns a thirty percent interest in a Hilton hotel under construction in West Palm Beach, Florida. Since the purchase was effective on September 30, 2006 the Company did not record any revenue or expenses during the nine months or three months ended September 30, 2006.

In a separate agreement with an individual, the Company issued an additional 2,000,000 shares in consideration of the individual’s surrender of his option, rights or other interests whatsoever to purchase any capital stock of Kipling Holdings, Inc. The Company has valued these 2,000,000 at $140,000. The Company used the closing price of $0.07 per share on September 30, 2006, the date of contract execution, as the value assigned to these shares. This expense is included as merger expense for the three and nine months ended September 30, 2006.

Assets and liabilities acquired in the acquisition

The Company has a thirty percent limited partnership interest in Worthington Hospitality, L.L.L.P. (Worthington) totaling $4,500,000 (see Note 10). The investment was funded on December 7, 2005. The partnership currently has a Hilton hotel under construction in West Palm Beach, Florida. The partnership agreement provides for a preferential return of seven percent per annum on the capital contributions funded by the investors until such time as the hotel/partnership secures a temporary or permanent certificate of occupancy, at which time the preferential return shall cease to accrue. As of September 30, 2006, the $4,500,000 Investment in Worthington has been reduced by $257,825 for the preferential return on capital and $98,336 for the cumulative partnership loss through September 30, 2006. The Company will receive thirty percent of any monetary amounts paid out by the partnership and will be allocated thirty percent of all operating profits, non-operating profits and losses of the partnership.

Worthington started its operations September 14, 2005. At September 30, 2006 Worthington had a book value of $4,170,215 consisting of cash, land and construction in progress of $11,708,237 and accounts payable and debt of $7,538,022. Another limited partner of Worthington is committed by terms of the partnership agreement to fund the additional $9,000,000 necessary to complete the construction and begin operation of the hotel.

The general partner has exclusive responsibility for management of the partnership including the power to sell the hotel and land. Limited partners have no right or authority to conduct partnership business. The partnership agreement provides that, without the unanimous consent of the limited partners, the general partner cannot transfer less than 100% of the partnership interests. If the general partner decides to transfer 100% of the partnership interest in an “arm’s-length” transaction, he may require all of the partners to transfer all of their respective interest. Limited partners are not responsible for the expenses, liabilities or obligations of the partnership except as expressly assumed or guaranteed.

This investment is accounted for using the equity method. Upon completion of the hotel’s construction, the Company will calculate the difference between the book value of the investment and the underlying equity in the net assets per the Partnership and will appropriately account for such difference.

Unsecured Note Receivable from the acquisition

On December 7, 2005 the Company executed an unsecured convertible promissory note to Robjay Worthington, L.L.L.P., a Florida Limited Liability Limited Partnership (Borrower), in the principal sum of $900,000 at a three percent interest rate and term not to exceed ten years. Interest is payable quarterly at the Borrower’s option. The note provides a feature allowing the Company to convert the entire note into a five percent limited partnership interest in Worthington Hospitality, L.L.L.P. The conversion privilege period is January 2, 2007 to April 2, 2007.

Debenture Payable from the acquisition

The Company is the issuer of a $6,225,000 Secured Convertible Debenture (“the Debenture”) payable to Highgate House Funds, Ltd (“Holder”), dated December 2, 2005. The Debenture bears interest at the rate of 7%, which is accrued until maturity. The Debenture is due and payable in full, including accrued interest from inception, on December 1, 2010. Associated deferred debenture costs in the amount of $43,725, net of $7,288 amortization as of September 30, 2006, has been recorded as a non-current asset.

The Debenture is convertible, at the option of the Holder, into common stock of the Company at a price per share equal to the lower of (i) $.50 (the “Fixed Price”) or (ii) eighty percent (80%) of the lowest closing bid price for the five (5) trading days immediately preceding the date of conversion or, if a special event of default occurs, at a price per share equal to eighty percent (80%) of the lowest closing bid price for the thirty (30) trading days immediately preceding the date of conversion. The shares of common stock issuable by the Company to the investor upon conversion of shares of the Debentures will not be registered initially under the Securities Act of 1933. The Company is obligated to register the resale of the conversion shares under the Securities and Exchange Act, pursuant to the terms of the Investor Registration Rights Agreement dated December 2, 2005. The Registration Rights Agreement called for the Company to register the underlying securities no later than 180 after the execution of the Debenture agreement (this requirement has been extended to December 6, 2006) and use its best efforts to have the Initial Registration statement declared effective by the SEC no later than ninety days after the date filed.

Per the original agreement, in the event the Registration Statement is not filed by December 6, 2006 or is not declared effective within ninety days of the filing date, the Company will pay liquidated damages, to the Holder, a cash amount equal to two percent per month of the outstanding principal amount of the Debenture outstanding. The holder has verbally agreed to extend the registration filing requirement date to June 30, 2007.

The debenture is secured by all of the assets and property of the Company including the investment in Worthington. Also, the Company will issue and deposit 500,000 shares of common stock (security stock) which are held by an escrow agent for distribution to the holder of the debenture when a conversion notice is received to convert all or a part of the convertible debenture plus accrued interest. The Company agrees that at any time the conversion price of the convertible debenture is such that the number of escrow shares for the convertible debenture is less than two times the number of shares of common stock that would be needed to satisfy full conversion of the convertible debenture then outstanding given the then current conversion price, the Company shall issue additional share certificates to the escrow agent so that the new number of escrow shares is equal to two times the full conversion shares.

The following unaudited pro forma financial information presents the consolidated results of operations for the three months and nine months ended September 30, 2006, as if the acquisition had occurred on July 1, or January 1, 2006, after giving effect to certain adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period. Kipling was not in existence for the period ending September 30, 2005.

	September 30, 2006
	(Unaudited)

	Three Months	Nine Months

Net sales	$258,978	$1,073,530
Net income (loss)	$(1,986,764)	$1,469,215
Weighted average number of common shares outstanding - basic	25,652,664	20,247,868
Weighted average number of common shares outstanding - diluted	531,246,476	530,243,822
Income (loss) per common share - basic	$(.08))	$0.07
Income per common share - diluted	$0.00	$0.00

Note 8. - Income Taxes

The gain from sale of the subsidiary discussed in Note 6 is a non-taxable transaction under the Internal Revenue Code.

Note 9 - Repurchase of Preferred Stock

On February 21, 2006, the Company agreed to repurchase 272.278 shares of the Company's Series C preferred stock for a promissory note of $240,000. The note bears interest at 8% and is payable in monthly installments of approximately $4,800 until paid in full.

On March 31, 2006, the Company redeemed ten shares of Series C preferred stock for $15,000. There are 254 shares issued and outstanding as of September 30, 2006.

Note 10 - Series C Preferred Stock

We have 254 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $381,000 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Although the Series C stock is redeemable at the option of the Company, the holder of these shares is our Chairman of the Board of Directors. Since these shares are held by our Chairman, who effectively has control of the redemption, we have classified our Series C preferred stock, and associated paid in capital, as a current liability in accordance with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.

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

As a result of the merger, former shareholders of Corporate Strategies collectively own 100% of the Company's Series B and D Convertible Preferred Stock("the Series B and D Preferred"). Upon conversion of the Series B and D Preferred into common shares, the common shares issued upon conversion shall be equal to ninety-five percent (95%) of the issued and outstanding stock of the Company (calculated on a fully diluted basis as of the date of the merger.)

The Series B and D Preferred shareholders and the holders of the common stock vote together and the Series B and D Preferred shall be counted on an "as converted" basis, thereby giving the Series B and D Preferred shareholders control of the Company. The transaction is being accounted for as a reverse acquisition since control of the merged group has passed to the shareholders of the acquired company (Corporate Strategies).

As a result of the Kipling Holdings, Inc. acquisition on September 30, 2006 (see Note 7), on November 17, 2006, the Board of Directors approved the issuance of 93,334 shares of Series D convertible preferred stock, par value of $0.01 per share (the “Series D Preferred Stock”) to replace the shares our current CEO and spouse owned in the Series B Preferred shares. These shares rank, with the respect to the payment of dividends and other distribution of the assets of the Company upon liquidation, pari passu with the common stock of the Company, on an “as converted” basis, senior to the Company’s Series C preferred stock, and junior to all other series of preferred stock. Each share is convertible, at the option of the holder, at any time and from time to time after the date of issuance of such share through December 31, 2009, into that number of shares of Common Stock equal to .0102% of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis.

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

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Since Corporate Strategies is the surviving entity of the reverse merger, the financial statements include the results of operations since the merger (August 31, 2005) for NuWave and its consolidated subsidiaries, and the operations of Corporate Strategies since its inception.

The Company primarily provides business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public and private companies. We also actively trade marketable securities and options with available cash. Many of these transactions contain a considerable amount of risk.

On May 31, 2006, we file an S-8 with the Securities and Exchange Commission for the Emerge Capital Corp. 2005 Stock Incentive Plan (the “Plan”). The document was submitted to register 10,000,000 shares of common stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (a) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Company, and (b) enabling the Company to attract, retain and reward the best-available persons. This document is herein incorporated by reference.

On June 26, 2006, we filed an SB-2 with the Securities Exchange Commission. The prospectus related to the registration of (a) 1,860,000 shares of common stock of Emerge Capital Corp. that would be offered for sale from time to time by Cornell Capital Partners, LP (“Cornell Capital”), (b) 937,500 shares of common stock of Emerge Capital that would be offered for sale from time to time by iVoice, Inc. and (c) 2,812,500 shares of common stock of Emerge Capital that would have been distributed by dividend by iVoice to all of the Class A common stockholders of iVoice. Emerge Capital was not selling any shares of common stock in this offering and therefore would not have received any proceeds from this offering. On August 31, 2006, we formally withdrew this registration statement pursuant to Rule 477(a) under the General Rules and Regulations under the Securities Act of 1933, as amended.

On September 30, 2006, we completed a stock purchase agreement (the “Agreement”) to acquire 100% of the total issued and outstanding capital stock of Kipling Holdings, Inc. (“Kipling”), a Delaware corporation in consideration of (a) our assumption of all of the liabilities of Kipling, subject to certain consents, (b) certain anti-dilution rights as set forth in the Agreement and (c) all legal and other costs and expenses incurred by Kipling in consideration with this Agreement. Mr. Connolly serves as CEO of Emerge and therefore (i) Emerge obtained a third party appraisal of the Company which valued the required asset at Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) more than the liabilities assumed and (ii) Emerge’s other (disinterested) Board member and CFO reviewed and approved this affiliate transaction. Mr. Connolly received no profit from this affiliate transaction. The Agreement had been subject to the written consent of Highgate House Funds, Ltd. (“Highgate”), which the Company and Highgate reduced to writing effective as of September 30, 2006. Kipling primarily provides capital for investments in the hospitality industry. Kipling currently owns a thirty percent interest in a Hilton hotel under construction in West Palm Beach, Florida. Since the purchase was effective on September 30, 2006 the Company did not record any revenue or expenses during the nine months or three months ended September 30, 2006.

In a separate agreement with an individual, the Company issued an additional 2,000,000 shares in consideration of the individual’s surrender of his option, rights or other interests whatsoever to purchase any capital stock of Kipling Holdings, Inc. The Company has valued these 2,000,000 at $140,000. The Company used the closing price of $0.07 per share on September 30, 2006, the date of contract execution, as the value assigned to these shares. This expense is included as merger expense for the three and nine months ended September 30, 2006.

On October 27, 2006, we filed a Schedule 14C Information statement. This information statement was furnished to all holders of shares of common stock and Series B and D convertible preferred stock of record at the close of business on October 23, 2006. Within this statement, the corporate actions involved three proposals providing for the following:

1.	To approve a name of the Company to Turnaround Partners, Inc;

2.	To approve the migration of the Company from a Delaware corporation to a Nevada corporation; and

3.	To approve an increase of the number of authorized shares of Common Stock of the Company from Nine Hundred Million (900,000,000) to Five Billion (5,000,000,000) shares.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and September 30, 2005

Revenue

Our total revenue for the three months ended September 30, 2006 was $258,978 as opposed to a gross loss of $57,777 for the same period ending September 30, 2005.

For the three months ended September 30, 2005, we recorded discount income of $38,379. We did not realize any discount income for the same period ending September 30, 2006. We do not anticipate generating any significant new business in this area.

We earned $223,194 in consulting revenue for the three months ended September 30, 2006 versus $15,000 for the three months ended September 30, 2005. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. During the quarter ended September 30, 2006 we had ongoing consulting agreements with five customers compared to one during the same period 2005.

Trading in marketable securities generated a loss of $29,716 for the quarter ended September 30, 2006 compared to a loss of $111,156 for the same period in 2005. Marketable securities losses included unrealized gains (losses) of $28,943 and $(160,163), respectively for the quarters ended September 30, 2006 and 2005 and realized gains (losses) of $(58,659) and $49,007, respectively for the quarters ended September 30, 2006 and 2005.

Fee income was $65,500 during the quarter ended September 30, 2006 from $0 for the same quarter in 2005. This increase was the result of a placement fee from one client for a financing transaction that occurred during the quarter ended September 30, 2006. We did not record any fee income for the three months ended September 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses for the quarter ended September 30, 2006 were $702,048 compared to $432,092 for the period ended September 30, 2005, an increase of $269,956. For the three months ended September 30, 2006, general and administrative expenses were primarily comprised of salaries and benefits ($257,674), interest expense ($35,094) and professional fees ($154,226). The remaining general and administrative expenses were comprised of travel, advertising, rent and other ordinary expenses necessary for our operations. For the three months ended September 30, 2005 general and administrative expenses were primarily comprised of salaries and benefits ($149,628), professional fees ($96,042), interest expense ($143,127), travel, entertainment and business development ($27,071) and other ordinary expenses necessary for our operations. Our company shares office space and certain administrative functions and staff with an affiliated company whose costs are allocated for these shared functions based on an estimate of time usage.

Salaries and benefits increased by approximately $108,041 to $257,674 in 2006 as compared to the same period in 2005, primarily representing new employees added during the third quarter of 2005 and the hiring of a full-time chief financial officer in July 2006.

Interest expense decreased by approximately $108,000 for the three months ended September 30, 2006 as compared to the same period ended September 30, 2005. The decrease is a result of the sale of our subsidiary, Lehigh, in February 2006, and its associated debt. We classify interest expense, except for interest associated with our Series C preferred stock, within our general and administrative expenses since the funds that we have borrowed are primarily used to generate interest, dividend and trading revenue, which is our primary business model, and not for more traditional uses such as the purchase of property and equipment.

Other income and expense

We recorded derivative income of $192,830 for the three months ended September 30, 2006 versus an expense of $1,077,094 for the same period ended September 30, 2005. These amounts represent the change in the fair value of the net derivative liability for the quarters.

In connection with the acquisition of Kipling Holdings, Inc on September 30, 2006, we paid $140,000 under a services contract to an individual. This expense has been classified as a merger expense in the results of operations for the three months ended September 30, 2006.

We recorded a merger expense associated with the acquisition of NuWave for the nine months ended September 30, 2005 in the amount of $3,359,163.

Discontinued Operations

During February 2006, the Company sold the shares of its wholly-owned subsidiary Lehigh. During 2005, the Company either sold or distributed the shares of its mortgage brokerage subsidiary and its business finance subsidiary. We recorded a loss from discontinued operations in the amount of $114,221 for the three months ended September 30, 2005 and $0 for the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 and September 30, 2005

Revenue

Our total revenue for the nine months ended September 30, 2006 was $1,073,530 versus $352,668.

For the nine months ended September 30, 2005, we recorded discount income of $136,987 and $10,425 for the nine months ended September 30, 2006. The decrease is the result of the bankruptcy of a former customer. We do not anticipate generating any significant new business in this area.

We earned $666,194 in consulting revenue for the nine months ended September 30, 2006 versus $132,000 for the nine months ended September 30, 2005. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. For the nine months ended September 30, 2006 and September 30, 2005, we had ongoing consulting agreements with six customers.

Trading in marketable securities generated a gain of $228,111 for the nine months ended September 30, 2006 compared to a gain of $82,946 for the same period in 2005. Marketable securities gains included realized gains of $216,576 and $4,939, respectively for the nine months ended September 30, 2006 and 2005 and unrealized gains of $11,535 and $78,007, respectively for the quarters ended September 30, 2006 and 2005.

Fee income increased by approximately $168,000 to $168,800 during the nine months ended September 30, 2006 from $735 for the same period ended 2005. This increase was the result of placement fees from clients for five large financing transactions during the nine month period ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses increased by approximately $732,292 to $1,794,610 for the nine months ended September 30, 2006 as compared to the same period ended September 30, 2005. For the nine months ended September 30, 2006, general and administrative expenses were primarily comprised of salaries and benefits ($586,056), professional fees ($453,928) and interest expense ($101,907). The remaining general and administrative expenses were comprised of business development, rent, advertising and other ordinary expenses necessary for our operations. For the nine months ended September 30, 2005, general and administrative expenses were $1,062,318 and consisted primarily of salaries and benefits ($366,528), professional fees ($226,066), interest expense ($185,159), business development, travel and entertainment ($101,568) and other ordinary expenses necessary for our operations. We have not yet reached the size to benefit from separate office space and a dedicated staff. Our company shares office space and certain administrative functions and staff with an affiliated company whose costs are allocated for these shared functions based on an estimate of time usage.

Salaries and benefits increased by approximately $220,000 to $586,056 in 2006 as compared to the same period in 2005, primarily representing new employees added during the third quarter 2005, and the hiring of a full time Chief Financial Officer in July 2006..

Professional fees were $453,928 for the nine months ended September 30, 2006, an increase of approximately $180,000 as compared to the same period in 2005. The increase represented additional accounting, legal and consulting fees relating to regulatory requirements of being a public company and acquisitions due diligence.

Interest expense decreased by approximately $95,000 for the nine months ended September 30, 2006 as compared to the same period ended September 30, 2005. The decrease is a result of the sale of our subsidiary, Lehigh, in February 2006, and its associated debt. We classify interest expense, except for interest associated with our Series C preferred stock, within our general and administrative expenses since the funds that we have borrowed are primarily used to generate interest, dividend and trading revenue, which is our primary business model, and not for more traditional uses such as the purchase of property and equipment.

Other income and expense

We recorded derivative income of $177,962 for the nine months ended September 30, 2006 versus an expense of $973,033 for the same period ended September 30, 2005. These amounts represent the change in the fair value of the net derivative liability.

In connection with the acquisition of Kipling Holdings, Inc on September 30, 2006, we paid $140,000 under a services contract to an individual. This expense has been classified as a merger expense in the results of operations for the nine months ended September 30, 2006.

Certain convertible debt was considered extinguished in the first quarter 2006 because of the partial conversion to common stock. The extinguishment gain was $94,365 for the nine months ended September 30, 2006.

Gain on sale of subsidiary of $3,042,406 represents the gain on the sale of Lehigh in February 2006.

We recorded a merger expense associated with the acquisition of NuWave for the nine months ended September 30, 2005 in the amount of $3,359,163.

Discontinued Operations

During February 2006, the Company sold the shares of its wholly-owned subsidiary Lehigh. During 2005, the Company either sold or distributed the shares of its mortgage brokerage subsidiary and its business finance subsidiary. The loss from discontinued operations was $190,028 for the nine months ended September 30, 2005 and $4,687, for the nine months ended September 30, 2006, net of applicable income tax.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

We recorded net income for the nine months ended September 30, 2006 of $2,487,700 versus a net loss of $5,063,078 for the nine months ended September 30, 2005. Our net income for the nine months ended September 30, 2006 was primarily a result of the gain on sale of Lehigh. Net cash provided by operating activities was $388,616 for the nine months ended September 30, 2006. In addition to our gain on the sale of Lehigh, our marketable securities decreased in value by approximately $123,000. During the nine months ended September 30, 2006, we collected approximately $344,000 on a note from an affiliate.

At September 30, 2006, the Company had a working capital deficit of $4,810,884 including $98,452 of restricted cash. Our working capital deficit includes a computed liability for the fair value of derivatives of $4,438,164, which will only be realized on the conversion of the derivatives, or settlement of the debentures. The Company at its option can force conversion of $1,700,000 of convertible debentures into the Company's common stock at maturity date.

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

Investing activities

We purchased fixed assets in the amount of approximately $22,000 for the nine months ended September 30, 2006. Cash received from the sale of Lehigh was $93,396. We received cash in the amount of approximately $191,000 as a result of the purchase of Kipling Holdings, Inc.

Under our consulting agreements, we do not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%. Because of this restriction, we could be hindered in our ability to generate necessary cash for our operations.

Financing activities

For the nine months ended September 30, 2006, we repaid approximately $54,000 on note payables.

We have 254 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $381,000 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Although the Series C stock is redeemable at the option of the Company, the holder of these shares is our Chairman of the Board of Directors. Since these shares are held by our Chairman, who effectively has control of the redemption, we have classified our Series C preferred stock, and associated paid in capital, as a current liability in accordance with with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.

We paid dividends on our preferred Series C stock in the amount of $25,005, $20,451 of which was paid to our Chairman of the Board of Directors, and consequently has been reclassified as interest expense.

Our cash flows for the periods are summarized below:

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005

Net cash provided by (used in) operating activities	$388,616	$(30,035)
Net cash provided by (used in) investing activities	262,958	(56,029)
Net cash (used in) provided by financing activities	(58,478)	240,757

Our cash increased by $593,096 since December 31, 2005.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company leases its office space under an operating lease. Rental expense under operating leases for continuing operations aggregated $71,819 and $25,252 for the years ended December 31, 2005 and 2004, respectively. Effective February 10, 2005, the Company entered into a new five year lease in a new building and moved the Company’s headquarters there, with AIM remaining in the other leased area. AIM was sold in
December 2005 and assumed the lease on the area they occupy.

Future minimum payments under non-cancellable operating leases for continuing operations with initial or remaining terms of one year or more consist of the following at September 30, 2006:

2006	$21,163
2007	73,591
2008	74,032
2009	74,032
2010	8,058

Total minimum lease payments	$250,876

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

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

In light of the above, we have restated our consolidated financial statements for quarter and nine months ended September 30, 2005 and have filed an amended Form 10-QSB for the three and nine months ended September 30, 2005.

Furthermore, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at September 30, 2006. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2004, 2005 and from the merged companies of convertible debentures that included imbedded derivatives; and a failure during the last quarter of 2005 to properly discount the notes receivable from the sale of the subsidiary and to properly provide an allowance for bad debts on an accounts receivable balance.

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

Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company's internal control over financial reporting as of September 30, 2006. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by management and to improve and strengthen the Company's overall control environment.

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

•	All non-routine transactions are reviewed by our CFO and contract controller before they are completed.

•	Our CFO will monitor our accounting policies to insure proper accounting for financial derivatives and other unusual transactions on an ongoing basis.

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

On October 6, 2006, the Company filed a Current Report on Form 8-K disclosing that we had entered into a Material Definitive Agreement to purchase 100% of the total issued and outstanding capital stock of Kipling Holdings, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2006	Emerge Capital Corp (Registrant)

/s/ Timothy J Connolly
Timothy J. Connolly Chief Executive Officer

Date: November 20, 2006	Emerge Capital Corp (Registrant)

/s/ Wm Chris Mathers
Wm Chris Mathers Chief Financial Officer