Form 10KSB
period 2006-12-31
Turnaround Partners, Inc.
filed 2007-04-17
CIK 1009802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
FOR THE YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER 0-28606

TURNAROUND PARTNERS, INC.

(Formerly EMERGE CAPITAL CORP.)

(Formerly NUWAVE TECHNOLOGIES, INC.)

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	22-3387630
(STATE OR OTHER JURISDICTION	(IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

109 NORTH POST OAK LANE, SUITE 422 HOUSTON, TEXAS	77024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(713) 621-2737

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK PAR VALUE $0.001 PER SHARE
(TITLE OF CLASS)

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

The Company's revenues for its most recent fiscal year were $1,127,219.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2007 was $367,702 based on a value of $0.013 per share.

The number of shares of common stock, par value $0.001 per share, outstanding as of April 10, 2007 were 39,784,753

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

TURNAROUND PARTNERS, INC.

(formerly EMERGE CAPITAL CORP.)

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2006

INDEX

PAGE

PART I

Item 1. Description of Business	4

Item 2. Description of Property	5

Item 3. Legal Proceedings	5

Item 4. Submission of Matters to a Vote of Security Holders	5

PART II

Item 5. Market for Common Equity and Related Shareholder Matters Data	6

Item 6. Management's Discussion and Analysis or Plan of Operation	7

Item 7. Financial Statements	13

Item 8. Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	14

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act	16

Item 10. Executive Compensation	17

Item 11. Security Ownership of Certain Beneficial Owners and Management
and Related Shareholder Matters	18

Item 12. Certain Relationships and Related Transactions	21

Item 13. Exhibits	21

Item 14. Principal Accountant Fees and Services	24

Signatures	25

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

In this Annual Report the words “Turnaround Partners” “Turnaround Partners, Inc.”, “Turnaround”, the "Company", "we", "our" and "us" refer to Turnaround Partners, Inc., (formerly Emerge Capital Corp, formerly NuWave Technologies, Inc. (“NuWave”)) collectively with our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on December 31st.

On August 31, 2005, NuWave entered into a merger agreement with Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies. The transaction was reflected as a reverse acquisition since control of the Company passed to the shareholders of Corporate Strategies. Subsequent to the merger, the Company changed its name to Emerge Capital Corp.

During August 2005, the shares of the equipment leasing subsidiary of Corporate Strategies were distributed to its shareholders. The mortgage brokerage subsidiary was sold in December 2005. In February 2006, the Company sold one of its real estate development subsidiaries. The Company disposed of these subsidiaries in order to focus primarily on the business activities of Corporate Strategies going forward. In November of 2006, we migrated from Delaware to Nevada.

Operations

Principal services and our market

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

The Company minimizes risk from our restructuring/turnaround clients by implementing the following policies:

o
The Company will not assume the financial obligations of the clientcompany in any circumstance. In most cases, the financialinstitution with the greatest risk has referred the Company to the transaction.

o	The Company requires the client or their investor to provide the client company with working capital necessary to execute theturnaround plan.

o	The Company requires the client to fully indemnify the Company against any actions, with the exception of gross negligence or malfeasance.

o	If the client has officer and director insurance, we require the client to add the Company or any of the Company's contractors as insured parties under the policy.

o	Should the Company consider altering any of the policies above, it will require a vote of the Board of Directors to waive them and agree to the maximum amount of risk that the Company will assume.

Competition for our services

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

Employees

As of March 20, 2007, the Company has 4 part time employees and employs the services of 2 others on a contract basis. The controller and data entry clerk are considered contract employees whom also work for an affiliated company as contract employees.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our headquarters in Houston, Texas through a five (5) year lease effective February, 2005 which provides 2,644 square feet of office space. We believe that the property is adequate and suitable for our current needs. We share this space with one of our affiliates.

At the time of the August 2005 merger, the Company acquired a residential property consisting of land and a residential building in Jersey City, New Jersey for a total purchase price of $122,000. The purchase price was paid with $113,000 in cash and $9,000 in the form of a deposit. The property was sold in December, 2005 for $165,000 and the Company took a mortgage note in the amount of $148,500 due December 1, 2006, which has been extended to May 1, 2007, secured by a mortgage on the property.

Also at the time of the merger, Turnaround Partners, through its wholly owned-subsidiary Lehigh Acquisition Corp. ("Lehigh"), acquired a five acre parcel of un-developed acreage in Cranford, New Jersey. Turnaround intended to develop the property into a 55 and over residential community. In February 2006, the Company sold Lehigh to Cornell Capital Partners LP for total proceeds of approximately $5,556,000, including cash of $93,000, repayment of $ 4,881,000 promissory notes and $400,000 convertible debentures to Cornell Capital and payment of $182,000 of payables. The transaction resulted in a gain of approximately $3,317,406 in February 2006.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about October 27, 2006, the Company furnished a Definitive Information Statement to all holders of shares of common stock and Series B and D Preferred stock of record at the close of business on October 23, 2006 with respect to the intent of a majority of the shareholders to approve (a) a name change of the Company from Emerge Capital Corp to Turnaround Partners, Inc. (b) to approve the migration of the Company from a Delaware corporation to a Nevada corporation, and (c) to approve an increase of the number of authorized shares of Common Stock of the Company from Nine Hundred Million (900,000,000) to Five Billion (5,000,000,000). The Company filed the Definitive Information Statement with the SEC on Schedule 14C on October 27, 2006. The proposals were approved and the Definitive Information Statement became effective on or about November 14, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Turnaround Partners, Inc.’s , common stock, par value $0.001 per share, is traded on the Over-the-Counter Bulletin Board (OTCBB) Market under the symbol TRNP.OB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The following table sets forth the range of high and low closing bid prices for our common stock as reported on the OTCBB during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	Bid Price Per Share

	High	Low

Three months ended March 31, 2005 (2)	$0.065	$0.080
Three months ended June 30, 2005 (2)	0.095	0.020
Three months ended September , 2005 (1)	0.180	0.050
Three months ended December 31, 2005	0.230	0.060

Three months ended March 31, 2006	$0.170	$0.060
Three months ended June 30, 2006	0.100	0.072
Three months ended September , 2006	0.080	0.051
Three months ended December 31, 2006	0.060	0.010

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

As of December 31, 2006, there were approximately 105 holders of record of the Company's common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never declared or paid any cash dividends on its common shares.

The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On December 13, 2005, we established the Turnaround Partners, Inc. 2005 Stock Incentive Plan (the "Plan"). The Plan was adopted and approved by our shareholders. On a calendar year basis, an amount of shares of Common Stock equivalent to fifteen percent (15%) of the fully diluted shares outstanding on January 2 of any such calendar year (without taking into account outstanding Awards as defined in the Plan at the end of the prior calendar year) may be allocated, at the discretion of the Administrator, to be granted as Awards under the Plan, less Awards outstanding at the end of the prior calendar year. In no event shall the number of shares which may be allocated as Awards under the Plan be more than Ten Million (10,000,000) shares of Common Stock for a given calendar year. At present, there are no outstanding options.

Pursuant to the purchase of our interest in Kipling Holdings, Inc. (“Kipling”) as fully described in Item 6, and effective September 25, 2006, the Board of Directors approved the designation of Series D convertible preferred stock (the “Series D”), par value of $0.01, to consist of up to One Hundred Thousand (100,000) shares. As a result of the Kipling purchase, on December 31, 2006, the Board of Directors reduced the 93,334 shares of then outstanding Series D owned by our CEO, Timothy J. Connolly, and his spouse to Seven Hundred (700) shares of Series D. The Series D ranks pari passu with the common stock of the Company on an “as converted” basis, and senior to the Company’s Series A, B and C preferred stock. The holders of the Series D are entitled to receive dividends or distributions on a pro rata basis when and if dividends are declared on our Common Stock, but with no liquidation preference. Each share of the Series D may be convertible, at the option of the holder, at any time and from time to time after December 31, 2006 through December 31, 2010, into that number of shares of Common Stock equal to the greater of (a) one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D and (b) One Hundred Thousand (100,000) shares of Common Stock. Each share of Series D Preferred Stock held by the Holders which has not been converted on or before December 31, 2010 into shares of Common Stock shall be convertible, at the option of the Holder of such share, at any time and from time to time after December 31, 2010 into one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding on December 31, 2010, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D Preferred Stock. The shares of Common Stock received upon conversion shall be fully paid and non-assessable shares of Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Annual Report on Form 10-KSB, and the accompanying MD&A, contains forward-looking statements.  Statements contained in this report about Turnaround Partners, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions and demand for our financial services are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report may not occur.  Such risks and uncertainties include, without limitation, our continuing success in securing consulting agreements, conditions in the capital and equity markets that provide opportunities for our restructuring and turnaround services, our success in trading marketable securities, our ability to maintain contracts that are critical to our operations, actual customer demand for our financing and related services, collection of accounts and notes receivable and our ability to obtain and maintain normal terms with our vendors and service providers during the periods covered by the forward-looking statements.

The forward-looking statements contained in this report speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Turnaround Partners, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report filed on Form 10-KSB and in our future periodic reports filed with the SEC. The following M,D&A should be read in conjunction with these audited Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein.

Results of Operations

The financial statements include the results of operations of Corporate Strategies since its inception and the results of operations of Nuwave and its subsidiaries beginning August 31, 2005, the date of the merger agreement (“Merger Agreement”).

On December 31, 2005, the Company sold its subsidiary, Aim American Mortgage, Inc. (“Aim”), for a convertible debenture. Aim is engaged in residential mortgage brokerage activities. Aim’s activity has been reflected in discontinued operations in these financial statements.

On October 22, 2004, the Company formed CSI Business Finance, Inc. ("CSIBF"), a corporation organized under the laws of the state of Texas, for the purpose of engaging in equipment leasing and other business finance activities. On August 31, 2005, CSIBF was distributed to shareholders and has been reflected in discontinued operations in the financial statements for 2005.

In August of 2005, Corporate Strategies, Inc. entered into a share exchange agreement whereby it exchanged all of the common stock of its subsidiary, CSI Business Finance, for 100,000 restricted shares of Series A Convertible Preferred stock of Health Express USA Inc. (HEXS.OB) - subsequently named Natural Nutrition, Inc. (NNTN.OB). The preferred stock shares acquired in this transaction were distributed to the shareholders of Corporate Strategies in the form of a dividend.

On August 31, 2005, NuWave Technologies, Inc. ( "NuWave" or "the Company") entered into a merger agreement (the "Agreement") with Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies
("Shareholders"). The Company was subsequently renamed Turnaround Partners, Inc. The transaction was accounted for as a reverse acquisition since control of the merged group passed to the shareholders of the acquired company (Corporate Strategies).

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

The terms of the Series B Preferred were subsequently modified. In connection with the Kipling purchase, 93,334 shares of Series B Preferred were exchanged for a like number of Series D Preferred, which were subsequently reduced to 700 shares of Series D Preferred. The remaining 6,666 shares of Series B Preferred are convertible into 4,195,445 shares of common stock. Each share of the Series D may be convertible, at the option of the holder, at any time and from time to time after December 31, 2006 through December 31, 2010, into that number of shares of Common Stock equal to the greater of (a) one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D and (b) One Hundred Thousand (100,000) shares of Common Stock. Each share of Series D Preferred Stock held by the Holders which has not been converted on or before December 31, 2010 into shares of Common Stock shall be convertible, at the option of the Holder of such share, at any time and from time to time after December 31, 2010 into one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding on December 31, 2010, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D Preferred Stock. The shares of Common Stock received upon conversion shall be fully paid and non-assessable shares of Common Stock.

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

On October 27, 2006, we filed a Schedule 14C Information statement. This information statement was furnished to all holders of shares of common stock and Series B and D convertible preferred stock of record at the close of business on October 23, 2006. Within this statement, the corporate actions involved three proposals providing for the following:

1.	To approve a change of name of the Company to Turnaround Partners, Inc;
2.	To approve the migration of the Company from a Delaware corporation to a Nevada corporation; and
3.	To approve an increase of the number of authorized shares of Common Stock of the Company from Nine Hundred Million (900,000,000) to Five Billion (5,000,000,000) shares.

Lehigh Acquisition Corp. ("Lehigh") was a subsidiary of NuWave and is treated as if it was acquired August 31, 2005, the date of the merger. Lehigh was sold on February 3, 2006. The financial statements include the operations of Lehigh through February 3, 2006 as discontinued operations.

On May 31, 2006, we filed an S-8 with the Securities and Exchange Commission for the Turnaround Partners, Inc. 2005 Stock Incentive Plan (the “Plan”). The document was submitted to register 10,000,000 shares of common stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (a) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Company, and (b) enabling the Company to attract, retain and reward the best-available persons. This document is herein incorporated by reference.

On June 26, 2006, we filed an SB-2 with the Securities Exchange Commission. The prospectus related to the registration of (a) 1,860,000 shares of common stock of Turnaround Partners, Inc. that would have been offered for sale from time to time by Cornell Capital Partners, LP (“Cornell Capital”), (b) 937,500 shares of common stock of Turnaround Partners, Inc. that would have been offered for sale from time to time by iVoice, Inc. and (c) 2,812,500 shares of common stock of Turnaround Partners, Inc. that would have been distributed by dividend by iVoice to all of the Class A common stockholders of iVoice. Turnaround Partners, Inc. was not selling any shares of common stock in this offering and therefore would not have received any proceeds from this offering. On August 31, 2006, we formally withdrew this registration statement pursuant to Rule 477(a) under the General Rules and Regulations under the Securities Act of 1933, as amended.

Pursuant to the purchase of our interest in Kipling Holdings, Inc. (“Kipling”) as fully described in Item 6, and effective September 25, 2006, the Board of Directors approved the designation of Series D convertible preferred stock (the “Series D”), par value of $0.01, to consist of up to One Hundred Thousand (100,000) shares. As a result of the Kipling purchase, on December 31, 2006, the Board of Directors reduced the 93,334 shares of then outstanding Series D owned by our CEO, Timothy J. Connolly, and his spouse to Seven Hundred (700) shares of Series D. The Series D ranks pari passu with the common stock of the Company on an “as converted” basis, and senior to the Company’s Series A, B and C preferred stock. The holders of the Series D are entitled to receive dividends or distributions on a pro rata basis when and if dividends are declared on our Common Stock, but with no liquidation preference. Each share of the Series D may be convertible, at the option of the holder, at any time and from time to time after December 31, 2006 through December 31, 2010, into that number of shares of Common Stock equal to the greater of (a) one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D and (b) One Hundred Thousand (100,000) shares of Common Stock. Each share of Series D Preferred Stock held by the Holders which has not been converted on or before December 31, 2010 into shares of Common Stock shall be convertible, at the option of the Holder of such share, at any time and from time to time after December 31, 2010 into one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding on December 31, 2010, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D Preferred Stock. The shares of Common Stock received upon conversion shall be fully paid and non-assessable shares of Common Stock.

On September 30, 2006, we completed a stock purchase agreement (the “Purchase Agreement”) to acquire 100% of the total issued and outstanding capital stock of Kipling Holdings, Inc., a Delaware corporation from Timothy J. Connolly in consideration of (a) our assumption of all of the liabilities of Kipling, subject to certain consents, (b) certain anti-dilution rights as set forth in the Purchase Agreement and (c) all legal and other costs and expenses incurred by Kipling in consideration with this Purchase Agreement. Mr. Connolly serves as CEO of Turnaround and therefore (i) Turnaround obtained a third party appraisal of the Company which valued the acquired asset at Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) more than the liabilities assumed and (ii) Turnaround’s other (disinterested) Board member and CFO reviewed and approved this affiliate transaction. Mr. Connolly received no profit from this affiliated transaction. Because this transaction was between parties under common control, we recorded the $3,313,264 of consideration in excess of Mr. Connolly’s original cost basis as a deemed distribution to Mr. Connolly. The Purchase Agreement had been subject to the written consent of Highgate House Funds, Ltd. (“Highgate”) an affiliate of Cornell Capital Partners, which the Company and Highgate reduced to writing effective as of September 30, 2006. Kipling, at December 31, 2006, owned a thirty percent interest in a Hilton hotel, which commenced operations in February 2007, in West Palm Beach, Florida. Since the purchase was effective on September 30, 2006 the Company did not record any revenue or expenses during the nine months ended September 30, 2006.

In a separate agreement with an individual, the Company issued an additional 2,000,000 shares and 3,000,000 warrants ($0.05 per warrant) in consideration of the individual’s surrender of his option, rights or other interests whatsoever to purchase any capital stock of Kipling Holdings, Inc. The Company has valued these 2,000,000 shares at $140,000. The Company used the closing price of $0.07 per share on September 30, 2006, the date of contract execution, as the value assigned to these shares. This expense is included as merger expense for the twelve months ended December 31, 2006. The Company has valued the 3,000,000 warrants in the amount of $141,000 using the Black Sholes method which is being amortized over the term of the agreement.

In November 2006, we migrated from a Delaware corporation to a Nevada corporation.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation.

Results of continuing operations for the year ended December 31, 2006 (the “2006 Period”) as compared with December 31, 2005 (the “2005 Period”).

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

Revenues

Discount income decreased by approximately $143,000 to $10,425 in the 2006 Period as compared with the 2005 Period, reflecting decreased business volume for a major customer and the loss of two other customers. Management does not anticipate generating any significant new business in this area.

Consulting revenue increased by approximately $780,000 to $963,277 in the 2006 Period. Consulting revenues are generally one-time fees related to specific events, or contracts covering services to be rendered over a period of time. The Company enters into contracts to provide strategic consulting services, including general business development, mergers, acquisitions, management advisory, and restructuring services. There were three such contracts at December 31, 2006. The contracts generally provide for a base payment equal to $6,000 - $12,000 per month, which may be payable in stock, with additional fees for consulting services beyond a preset amount. Some contracts include warrants or success fees. One of our existing agreements calls for payment in stock of approximately $44,000 per month.

We recorded overall losses in marketable securities in the 2006 Period of approximately $51,000 versus a gain of approximately $81,000 in the 2005 Period. The Company accepts both compensation for its services and invests in micro cap marketable securities. Most of these securities are in companies defined as penny stocks and are volatile, trading substantially up or down in any given quarter.

Fee income represents brokerage fees of approximately $205,000 received in 2006 on loans we referred to an affiliated company, CSI Business Finance Inc. Fees for the 2005 Period in the amount of $174,900 were comparable to the 2006 Period.

General and Administrative Expenses

General and administrative expenses increased by approximately $915,000 to $2,261,933 for the 2006 Period as compared to the 2005 Period. For the twelve months ended December 31, 2006, general and administrative expenses were primarily comprised of salaries and benefits ($892,286), and professional fees ($855,722). The remaining general and administrative expenses were comprised of business development, rent, advertising and other ordinary expenses necessary for our operations. For the twelve months ended December 31, 2005, general and administrative expenses were $1,346,723 and consisted primarily of salaries and benefits ($516,496), professional fees ($366,754), and business development, travel and entertainment ($134,465) and other ordinary expenses necessary for our operations. Our company shares office space and certain administrative functions and staff with an affiliated company to whom we allocate costs for these shared functions based on an estimate of time usage. We have not yet reached the size to benefit from separate office space and a full time staff.

Salaries and benefits increased by approximately $376,000 to $892,000 in the 2006 Period as compared to the 2005 Period, primarily representing new part-time employees added during the third quarter 2005, and the hiring of a part-time Chief Financial Officer in July 2006. Our CEO was paid a $100,000 bonus for the 2006 Period.

Professional fees were approximately $856,000 for the twelve months ended December 31, 2006, an increase of approximately $489,000 as compared to the 2005 Period. The increase represented additional accounting, legal and consulting fees relating to regulatory requirements of being a public company and acquisitions due diligence.

We allocate overhead to an affiliate for items such as rent, payroll and other general operating expenses. For the 2006 Period we allocated approximately $308,000 versus $38,000 for the 2005 Period.

Other income and expense

We recorded derivative income of $3,642,080 for the twelve months ended December 31, 2006 versus an expense of $108,357 for the same period ended December 31, 2005. These amounts represent the change in the fair value of the net derivative liability.

In connection with the acquisition of Kipling Holdings, Inc on September 30, 2006, we paid $140,000 under a services contract to an individual. This expense has been classified as a merger expense in the results of operations for the twelve months ended December 31, 2006.

We recorded a merger expense associated with the acquisition of NuWave for the twelve months ended December 31, 2005 in the amount of $3,434,943.

Certain convertible debt was considered extinguished in the first quarter 2006 because of the sale of Lehigh. The extinguishment income was $130,563 for the twelve months ended December 31, 2006.

Interest expense increased by approximately $449,000 for the twelve months ended December 31, 2006 as compared to the same period ended December 31, 2005. The increase is primarily a result of the amortization of discounts related to derivatives on our convertible debentures.

Discontinued Operations

During February 2006, the Company sold the shares of its wholly-owned subsidiary Lehigh. During 2005, the Company either sold or distributed the shares of its mortgage brokerage subsidiary and its business finance subsidiary. The loss from discontinued operations was $218,102 for the twelve months ended December 31, 2005 and $4,688, for the twelve months ended December 31, 2006, net of applicable income tax.

Gain on sale of subsidiary of $3,042,406 represents the gain on the sale of Lehigh in February 2006.

During August 2005, Corporate Strategies distributed the shares of its business finance subsidiary (CSI Business Finance, Inc.) to its shareholders. On December 31, 2005, the Company sold its mortgage brokerage subsidiary for a convertible debenture. Based on a review for collectibility at the transaction date, it was determined that collectibility was improbable and, accordingly no proceeds were recognized from the sale. Since the mortgage brokerage subsidiary had negative equity at the sale date, the Company recognized a profit to the extent of net liabilities assumed by the purchaser. In December 2006, we received $275,000 in full satisfaction of the convertible debenture which was recorded as a gain on sale of subsidiary at December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

We recorded net income for the twelve months ended December 31, 2006 of $4,936,074 versus a net loss of $4,120,911 for the twelve months ended December 31, 2005. Our net income for the twelve months ended December 31, 2006 was primarily a result of the gain on sale of Lehigh and our net change in fair value of derivative liability. Net cash provided by operating activities was $146,119 for the twelve months ended December 31, 2006. In addition to our gain on the sale of Lehigh in the amount of $3,042,406 and collection of the convertible debenture in the amount of $275,000, and our net change in fair value of derivative liability in the amount of $3,642,080, our marketable securities decreased in value by approximately $391,000. During the twelve months ended December 31, 2006, we collected approximately $344,000 on a note from an affiliate.

At December 31, 2006, the Company had a working capital deficit of approximately $1,934,000 including $98,452 of restricted cash. Our working capital deficit includes a computed liability for the fair value of derivatives of $995,940, which will only be realized on the conversion of the derivatives, or settlement of the debentures. We also have $1,696,902, net of discount, of debentures that will mature in July of 2007. The Company at its option can force conversion of these convertible debentures into the Company's common stock at maturity date.

We have a Standby Equity Distribution Agreement (the "SEDA") with Cornell under which the Company may, at its discretion, periodically sell to Cornell registered shares of the Company's common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the SEDA, Cornell will pay Turnaround Partners, Inc. 99% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the 5 days immediately following the notice date. Furthermore, Cornell will retain a fee of 10% of each advance made under the SEDA. Additionally, we have been advised that an updated registration statement of the SEDA may be necessary in order to draw down capital under the terms of the SEDA.

The amount of each advance is limited to a maximum draw down of $1,000,000 every seven (7) trading days up to a maximum of $4,000,000 in any 30-day period. The Company's ability to request advances is conditioned upon the Company having enough shares of common stock registered pursuant to the SEC rules and regulations. In addition, the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 4.99% of the Company's outstanding common stock.

Under our consulting agreements, we do not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%. Because of this restriction, we could be hindered in our ability to generate necessary cash for our operations.

Investing activities

We purchased fixed assets in the amount of approximately $22,000 for the twelve months ended December 31, 2006. Cash received from the sale of Lehigh was $93,396. We received cash in the amount of approximately $191,000 as a result of the purchase of Kipling Holdings, Inc, and preferred returns from this investment in the amount of $78,750.

Financing activities

For the twelve months ended December 31, 2006, we repaid approximately $64,000 on note payables.

We have 249 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $373,500 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Although the Series C stock is redeemable at the option of the Company, the holder of these shares is our Chairman of the Board of Directors. Since these shares are held by our Chairman, who effectively has control of the redemption, we have classified our Series C preferred stock, and associated paid in capital, as a liability in accordance with with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.

We paid dividends on our preferred Series C stock in the amount of $31,809, $27,255 of which was paid to our Chairman of the Board of Directors, and consequently has been reclassified as interest expense.

Our cash flows for the periods are summarized below:

	Year ended	Year ended
	December 31, 2006	December 31, 2005

Net cash provided by (used in) operating activities	$146,119	$(50,074)
Net cash provided by (used in) investing activities	599,635	(172,405)
Net cash provided by financing activities	(68,812)	274,804

Our cash increased by $676,942 since December 31, 2005.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company leases its office space under an operating lease. Rental expense under operating leases for continuing operations aggregated $76,395 and $71,819 for the years ended December 31, 2006 and 2005, respectively. Effective February 10, 2005, the Company entered into a new five year lease in a new building and moved the Company’s headquarters there, with AIM remaining in the other leased area. AIM was sold in December 2005 and assumed the lease on the area they occupy.

Future minimum payments under non-cancellable operating leases for continuing operations with initial or remaining terms of one year or more consist of the following at December 31, 2006:

Operating
Leases

2007	$73,591
2008	74,032
2009	74,032
2010	8,058

Total minimum lease payments	$229,713

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and its guidance is applicable to entities in all industries. The Company will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company does not believe the adoption of this guidance will have an impact on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

Critical Accounting Policies

DERIVATIVE FINANCIAL INSTRUMENTS

The derivatives issued from 2003 through 2006 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified that these debentures have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument".

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of Turnaround Partners, Inc. (formerly Emerge Capital Corp) required by Item 310(a)of Regulation S-B are attached to this Annual Report. Reference is made to Item 13 below for an Index to such Consolidated Financial Statements.

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

(C) The merger was treated as a reverse acquisition, with Corporate Strategies the surviving entity. The name of the Company was subsequently changed to Turnaround Partners, Inc.

ITEM 8A. CONTROLS AND PROCEDURES

Because of its size, the Company shares its accounting staff with an affiliated company and is comprised of its Chief Financial Officer, who is shared with an affiliate, a controller and a data entry clerk. The controller and data entry clerk are considered contract employees whom also work for an affiliated company as contract employees.

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”).

In connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2006, our independent registered public accounting firm informed us that we had significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board, which had been identified in connection with the audit of our Consolidated Financial Statements for the fiscal years ended December 31, 2006 and 2005.

Some of the weaknesses in question were detected during the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2005.

The material weaknesses identified by the auditor during the December 31, 2005 and 2006 audit were the lack of segregation of duties necessary to maintain proper checks and balances between functions and the lack of procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP. The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel.

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2006.

The Company has taken the following steps to address the specific problems identified by the auditors:

1)
We have hired of a Chief Financial Officer and a contract part-time bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between accounting and Executive functions.

2)	All non-routine transactions will be reviewed by our Chief Financial Officer and, contract controller before they are completed.

3)
The Company will emphasize enhancement of the segregation of duties based on the limited resources the Company has, and, where practical, the Company will continue to access the cost versus benefit of adding additional resources that would mitigate the situation. Our Chief Financial Officer will monitor our accounting policies to assure proper accounting for financial derivatives and other unusual transactions on an ongoing basis.

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

Name	Age	Positions(S)

Timothy J. Connolly	54	Director/Vice Chairman of the Board,
		President and Chief Executive Officer

Fred S. Zeidman	60	Director/Chairman of the Board

Wm Chris Mathers	47	Chief Financial Officer

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

Set forth below is a brief description of the background and business experience of each of the Company's existing Directors and executive officers for the past five (5) years:

Timothy J. Connolly has served as Chief Executive Officer of the Company since August 31, 2005 and has served as a director of the Company effective October 27, 2005. Mr. Connolly has been actively engaged in the development of companies for over twenty (20) years, and has been the Chairman, President or CEO of numerous private and public companies. He is currently director and Chief Executive Officer of Natural Nutrition, Inc. (OTCBB:NNTN). He is also an elected official, serving as the President and Chairman of the Board of Weston Municipal Utility District for the last twenty (20) years. Mr. Connolly has been a principal or consultant in transactions over the last twenty (20) years that total in excess of $500 million. He is particularly skilled in the areas of short and long term strategic planning, capital formation, mergers and acquisitions, marketing, sales strategy and crisis resolution. Mr. Connolly is also a nationally syndicated business journalist on both Business Talk Radio Network and Cable Radio Network.

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

Wm. Chris Mathers has served as CFO and Financial Consultant to numerous public and private companies, including Seitel, Inc. (OTCBB: SELA), Nexus Nano Electronics, Inc. and Natural Nutrition, Inc. (OTCBB: NNTN). From January 1994 through January 2000, Mr. Mathers served as Chief Financial Officer of InterSystems, Inc., a publicly traded company on the American Stock Exchange. From 2000 through 2006, Mr. Mathers served as a contract Chief Financial Officer for Futures Commissions Merchants. Mr. Mathers brings substantial experience in complex GAAP and SEC reporting issues, as well as experience in start-up organizations. Mr. Mathers is also a Certified Public Accountant and began his career in the audit department of the accounting firm of Price Waterhouse. Mr. Mathers is a 1981 graduate of Southwestern University in Georgetown, Texas.

The Company’s Board of Directors does not currently have an audit committee nor does it have a financial expert.

Members of our Board of Directors are not compensated.

We are currently in the process of drafting our code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2006, 2005 and 2004 for our two principal officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($) (1)	Total ($)

Timothy J Connolly, CEO	2006	$338,500	$100,000	$-	$-	$-	$13,400	$451,900
	2005	$265,000	$20,000	$-	$-	$-	$12,000	$297,000
	2004	$254,583		$-	$-	$-	$12,000	$266,583

Wm. Chris Mathers, CFO	2006	$29,500	$1,500	$-	$-	$-	$-	$31,000
	2005	$-	$-	$-	$-	$-	$-	$-
	2004	$-	$-	$-	$-	$-	$-	$-

(1) - Auto allowance

Stock Options

On December 13, 2005,the Turnaround Partners, Inc. 2005 Stock Incentive Plan (the "Plan") was adopted and approved by the shareholders. On a calendar year basis, an amount of shares of Common Stock equivalent to fifteen percent (15%) of the fully diluted shares outstanding on January 2 of any such calendar year may be allocated, at the discretion of the Administrator, to be granted as awards under the Plan, less awards outstanding at the end of the prior calendar year. There are no outstanding options at December 31, 2005.

For the years ended December 31, 2005 and 2006, there were no outstanding equity awards or options granted.

Employee Agreements

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

On December 2, 2005, Kipling entered into a three year employment agreement with Timothy J. Connolly to serve as President and Chief Executive Officer. The agreement has a renewal provision and provides for an annual salary. Additionally, Mr. Connolly is entitled to a 10% interest in any distributions of any kind, dividends, income, bonuses or sale of the property owned by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

The table below sets forth information with respect to the beneficial ownership of our common stock and Series B and D Preferred Stock as of April 10, 2007 for (a) any person who we know is the beneficial owner of more than five percent (5%) of our outstanding common stock and Series B and D Preferred, (b) each of our directors and executive officers and (c) all of our directors and officers as a group. Other than the persons identified below, no person owned beneficially more than five percent (5%) of each of the Company's common stock and Series B and D Preferred. With the exception of the Company's 249 non-voting shares of Series C Preferred

Stock, there are no other classes or series of capital stock outstanding. As of April 10, 2007, the Company had 39,784,753 shares of common stock, 6,666 shares of Series B Preferred and 700 shares of Series D Preferred issued and outstanding.

(A)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

			Amount &		Total of
		Amount	Nature of		Direct and
Title	Name and Address	of Direct	Beneficial		Beneficial	Percentage
of Class	of Beneficial Owner	Ownership	Ownership		Ownership	of Class

Common	Michael O. Sutton	11,500,000	4,195,445	(1)	15,695,445	35.69%
	10806 Briar Branch Lane
	Houston, Tx 77024

Common	Timothy J. Connolly	-	92,831,090	(2)	92,831,090	70.00%
	109 N. Post Oak Lane
	Suite 422
	Houston, TX 77024

Common	Jan Carson Connolly	-	92,831,090	(3)	92,831,090	70.00%
	8602 Pasture View Lane
	Houston, TX 77024

Common	Gerald Holland	-	20,625,000	(4)	20,625,000	34.14%
	22 Coult Lane
	Old Lyme, CT 07601

Common	Joanna Saporito		10,000,000	(4)	10,000,000	20.09%
	668 W. Saddle River Rd.
	Ho-Ho-Kus, NJ 07423	-

Common	Mary-Ellen Viola	-	10,000,000	(4)	10,000,000	20.09%
	249 Long Hill Drive
	Short Hills, NJ 07078

Common	David Kesselbrenner	-	3,125,000	(4)	3,125,000	7.28%
	10 Devonshire Rd.
	Livingston, NJ 07039

Common	Louis Kesselbrenner	-	3,125,000	(4)	3,125,000	7.28%
	10 Devonshire Rd.
	Livingston, NJ 07039

Common	Sarah Kesselbrenner	-	3,125,000	(4)	3,125,000	7.28%
	10 Devonshire Rd.
	Livingston, NJ 07039

Common	Michael Kesselbrenner	1,071,702	1,376,684	(4)	2,448,386	5.95%
	10 Devonshire Rd.
	Livingston, NJ 07039

Common	Adam Gottbetter	2,000,000	-		2,000,000	5.03%
	488 Madison Ave.
	12th Floor
	New York, NY 10022

(1) Includes 4,195,445 shares which may be issued upon conversion of the 6,666 shares of Series B Preferred beneficially owned by Mr. Sutton.

(2) Includes 78,906,427 shares of common stock which may be issued upon conversion of 595 shares of Series D Preferred beneficially owned by Mr. Connolly and 13,924,663 shares of common stock which may be issued upon conversion of 105 shares of Series D Preferred beneficially owned by his spouse.

(3) Includes 13,924,663 shares of common stock which may be issued upon conversion of 105 shares of Series D Preferred beneficially owned by Ms. Connolly and 78,906,427 shares of common stock which may be issued upon conversion of 595 shares of Series D Preferred beneficially owned by spouse.

(4) These shares represent the approximate number of shares underlying convertivle debentures at an assumed price of $0.008 per share (i.e. eighty percent (80%) of a recent five (5) day average price of $0.01 per share). Certain of these debentures are subject to an ownership limitation of nine and nine-tenths percent (9.9%) contained in the convertible debentures. Because the conversion price will fluctuate based on the market price of the Company's stock, the actual number of shares to be issued upon conversion of the debentures may be higher or lower.

(5) Applicable percentages of ownership are based on 39,784,753 shares of common stock and 100,000 shares each of Series B and D Preferred outstanding on April 10, 2007 for each shareholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of April 10, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(B) SECURITY OWNERSHIP OF MANAGEMENT

			Amount &		Total of
		Amount	Nature of		Direct and
Title	Name and Address	of Direct	Beneficial		Beneficial	Percentage
of Class	of Beneficial Owner	Ownership	Ownership		Ownership	of Class (1)

Common	Timothy J. Connolly	-	92,831,090	(2)	92,831,090	70.00%
	109 N. Post Oak Lane
	Suite 422
	Houston, TX 77024

Common	Fred S. Zeidman	-	-		-	0.00%
	109 N. Post Oak Lane
	Suite 422
	Houston, TX 77024

Common	Wm. Chris Mathers	-	-		-	0.00%
	109 N. Post Oak Lane
	Suite 422
	Houston, TX 77024

	ALL DIRECTORS AND
	EXECUTIVE OFFICERS
	AS A GROUP (3)		92,831,090		92,831,090	70.00%

(1) Applicable percentages of ownership are based on 39,784,753 shares of common stock and 6,666 and 700 shares of Series B and D Preferred, respectively, outstanding on April 10, 2007 for each shareholder. Beneficial ownership is determined in accordance within the rules of the SEC and Generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of April 10, 2007 are deemed to be Beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 78,906,427 shares of common stock which may be issued upon conversion of 585 shares of Series D Preferred beneficially owned by Mr. Connolly and 13,924,663 shares of common stock which may be issued upon conversion of 105 shares of Series D Preferred beneficially owned by his spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONCENTRATION OF TRANSACTIONS WITH CORNELL CAPITAL PARTNERS, LP

At December 31, 2006, $7,950,000 of the convertible debentures are owed to Cornell Capital and to Highgate House Funds, Ltd., an affiliate of Cornell.

Cornell Capital was the principal lender to Nuwave both before and after the merger.

Cornell Capital acquired Lehigh Acquisition Corp., formerly a wholly-owned subsidiary of NuWave, in February 2006. Lehigh owns the land held for development and sale. Proceeds from the sale of $5,556,356 reduced indebtedness to Cornell Capital by $5,281,274.

Cornell Capital has significant relationships with affiliated companies, both as a purchaser and lender.

ITEM 13. EXHIBITS

(a) Documents Filed As Part Of This Report:

See Index to Consolidated Financial Statements attached which are filed as part of this Annual Report.

(b) Exhibits:

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of November 22, 2006, by and between Emerge Capital Corp. (the Delaware corporation) and Turnaround Partners, Inc. (the Nevada corporation)	Incorporated by reference as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 5, 2007

2.2	Certificate of Ownership and Merger of Emerge Capital Corp. with and into Turnaround Partners, Inc.	Incorporated by reference as Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 5, 2007

2.3	Articles of Merger of Turnaround Partners, Inc. and Emerge Capital Corp.	Incorporated by reference as Exhibit 2.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 5, 2007

3.1	Articles of Incorporation of Turnaround Partners, Inc.	Incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 5, 2007

3.2	Bylaws of Turnaround Partners, Inc.	Incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 5, 2007

4.1	2005 Stock Incentive Plan	Incorporated by reference as Appendix A to the Company's Definitive Information Statement as filed with the SEC on December 13, 2005

10.1	Assignment and Amendment Agreement, dated January 26, 2004, related to the Secured Note Payable dated December 22, 2003, by and between Stone Street Asset Management, LLC and NuWave Technologies, Inc.	Incorporated by reference as Exhibit 99.7 to the Company’s Current Report on Form 8-K as filed with the SEC on January 27, 2005

10.2	Convertible Debenture, dated May 6, 2004, issued by Corporate Strategies, Inc. to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.3	Convertible Debenture, dated June 24, 2004, issued by Corporate Strategies, Inc. to iVoice, Inc.	Incorporated by reference as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.4	Employment Agreement, dated September 1, 2004, by and between Corporate Strategies, Inc. and Timothy J. Connolly	Incorporated by reference as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.5	Employment Agreement, dated September 1, 2004, by and between Corporate Strategies, Inc. and Fred Zeidman	Incorporated by reference as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.6	Convertible Debenture, dated September 28, 2004, issued by Corporate Strategies, Inc. to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.7	Termination Agreement, dated January 26, 2005, related to the Standby Equity Distribution dated as of May 2004 by and between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the SEC on January 27, 2005

10.8	Standby Equity Distribution Agreement, dated as of January 26, 2005, between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.2 to the Company's Current Report on Form 8-K as filed with the SEC on January 27, 2005

10.9	Registration Rights Agreement, dated as of January 26, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.3 to the Company's Current Report on Form 8-K as filed with the SEC on January 27, 2005

10.10	Placement Agent Agreement, dated as of January 26, 2005, by and among the Company, Cornell Capital Partners, LP and Newbridge Securities Corporation	Incorporated by reference as Exhibit 99.4 to the Company's Current Report on Form 8-K as filed with the SEC on January 27, 2005

10.11	Termination Agreement, dated January 26, 2005, related to the Convertible Debenture issued by the Company to Cornell Capital Partners, LP on December 22, 2003	Incorporated by reference as Exhibit 99.5 to the Company's Current Report on Form 8-K as filed with the SEC on January 27, 2005

10.12	Promissory Note, dated as of January 2, 2005, issued by the Company to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.6 to the Company's Current Report on Form 8-K as filed with the SEC on January 27, 2005

10.13	Convertible Debenture, dated April 6, 2005, issued by Corporate Strategies, Inc. to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.14	$250,000 Convertible Debenture, dated as of May 5, 2005, issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.1 to Company's Current Report on Form 8-K as filed with the SEC on May 10, 2005

10.15	Letter of Intent, dated June 3, 2005, by and between the Company and Corporate Strategies, Inc.	Incorporated by reference as Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 16, 2005

10.16	$150,000 Convertible Debenture, dated as of July 20, 2005, issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the SEC on July 28, 2005

10.17	Merger Agreement, dated as of August 31, 2005, by and among NuWave Technologies, Inc., Strategies Acquisition Corp., Corporate Strategies Inc. and the Shareholders listed therein	Incorporated by reference as Exhibit 99.1 to the Company's Current Report on Form 8-K/A as filed with the SEC on September 8, 2005

10.18	Services Agreement, dated October 1, 2005, by and between Timothy J. Connolly and Sagamore Holdings, Inc.	Incorporated by reference as Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.19	Stock Purchase Agreement, dated as of November 11, 2005, by and among Corporate Strategies, Inc., Mr. Robert P. Farrell and Mr. Joseph W. Donohue, Jr.	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on January 30, 2006

10.20	Letter, dated November 18, 2005, from Cornell Capital Partners, LP to modify certain Debentures	Incorporated by reference as Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.21	Consulting Agreement, dated December 14, 2005, by and between Timothy J. Connolly on behalf of Corporate Strategies, Inc. and Elite Flight Solutions, Inc.	Incorporated by reference as Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.22	Convertible Debenture, issued December 31, 2005, by Elite Flight Solutions, Inc. to Corporate Strategies, Inc.	Incorporated by reference as Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.23	Consulting Agreement, dated January 1, 2006, by and between Timothy J. Connolly and Power Technology, Inc.	Incorporated by reference as Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.24	Consulting Agreement, dated January 1, 2006, by and between Timothy J. Connolly on behalf of Corporate Strategies, Inc. and TRAC Financial Group, Inc.	Incorporated by reference as Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on April 17, 2006

10.25	Assumption Agreement, dated February 7, 2006, by and between Lehigh and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on February 15, 2006

10.26	Stock Purchase Agreement, dated as of February 3, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on February 15, 2006

10.27	Joinder Agreement, dated as of February 11, 2006, effective as of December 31, 2005 by Elite Flight Solutions, Inc.	Incorporated by reference as Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on February 28, 2006

10.28	Security Agreement, dated as of February 11, 2006, effective as of December 31, 2005, by and between Elite Flight Solutions, Inc. and Corporate Strategies, Inc.	Incorporated by reference as Exhibit 10.4 to the Company's Current Report on Form 8-K as filed with the SEC on February 28, 2006

10.29	Secured Convertible Debenture, dated as of February 11, 2006, effective as of December 31, 2005 issued to Corporate Strategies, Inc.	Incorporated by reference as Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on February 28, 2006

10.30	Registration Rights Agreement, dated as of February 11, 2006, effective as of December 31, 2005 by and between Elite Flight Solutions, Inc. and Corporate Strategies, Inc.	Incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on February 28, 2006

10.31	Securities Purchase Agreement, dated as of February 11, 2006, effective as of December 31, 2005, by and between Elite Flight Solutions, Inc. and Corporate Strategies, Inc.	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on February 28, 2006
10.32	Purchase Agreement, dated as of September 30, 2006, by and among Emerge Capital Corp., Kipling Holdings, Inc. and Timothy J. Connolly	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 6, 2006
10.33	First Amendment to Purchase Agreement, dated October 5, 2006, by and among Emerge Capital Corp., Kipling Holdings, Inc. and Timothy J. Connolly	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 6, 2006
10.34	Second Amendment to Purchase Agreement, effective as of December 31, 2006, by and among Emerge Capital Corp., Kipling Holdings, Inc. and Timothy J. Connolly	Provided herewith

16.1	Letter, dated November 9, 2005, from Weiser LLP	Incorporated by reference as Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on November 14, 2005

31.1	Certification by Chief Executive Officer pursuant to 15.U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to 15.U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees. Turnaround Partners, Inc. paid to Thomas Leger & Co., L.L.P. ("Leger") audit fees of $38,685 for the audit of fiscal year 2006 and $78,775 for fiscal year 2005. The Company paid Leger audit fees of $48,195 and $20,510 for the 2006 and 2005 quarterly reviews, respectively. The 2006 audit fees above represent fees billed through March 12, 2007 and do not include the final billing for the 2006 audit.

(2) Audit-related fees. Turnaround Partners, Inc. paid Leger audit-related fees of $46,728 in 2005 which are costs associated with the merger of Corporate Strategies, Inc. with NuWave Technologies, Inc., including the filings of Form 8-K. The Company also paid Leger $3,950 for costs associated with our S-8 filing in 2006.

(3) Tax Fees. The Company has not paid for tax services to Leger.

(4) All Other Fees. The Company has not paid for any other services to Leger.

(5) Audit Committee pre-approval policies and procedures. The Company does not currently have an audit committee. Fred S. Zeidman, Chairman of The Board of Emerge Capital Corp., approved the engagement of Leger.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2007	Turnaround Partners, Inc. (formerly Emerge Capital Corp)
(Registrant)

/s/ Timothy J Connolly
Timothy J. Connolly Chief Executive Officer

Date: April 17, 2007	Turnaround Partners, Inc. (formerly Emerge Capital Corp)
(Registrant)

/s/ Wm Chris Mathers
Wm Chris Mathers Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2006	F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2006 and 2005	F-4

Consolidated Statements of Changes in Shareholders' Deficit
for the Years Ended December 31, 2005 and 2006	F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005	F-7

Notes to the Consolidated Financial Statements	F-9 to F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

To the Shareholders
Turnaround Partners, Inc. (formerly Emerge Capital Corp.) and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of Turnaround Partners, Inc. (formerly Emerge Capital Corp.) and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Turnaround Partners, Inc. (formerly Emerge Capital Corp.) and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.

April 8, 2006
Houston, Texas

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,055,341
Restricted cash	98,452
Notes and accounts receivable	418,230
Investment in marketable securities	153,851
Due from affiliate	106,089
Prepaid expense and deferred financing costs	235,958
Total current assets	2,067,921

NONCURRENT ASSETS
Investment in real estate partnership and other investments, at cost	4,069,067
Note receivable	900,000
Fixed assets, net	69,787
Total noncurrent assets	5,038,854

TOTAL ASSETS	$7,106,775

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$762,303
Convertible debentures--net of $137,794 discount	1,696,902
Notes payable	104,259
Unearned income	222,222
Series C Preferred stock including associated paid in capital; liquidation preference of $373,500, redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares authorized,
249 shares issued and outstanding	220,547
Derivative liabilities	995,940

Total current liabilities	4,002,173

Convertible debentures--net of $1,896,717 discount	4,728,283
Note payable	186,955
Accrued interest payable	500,335
Total liabilities	9,417,746
COMMITMENTS AND CONTINGENCIES	-

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006

(Continued)

SHAREHOLDERS' DEFICIT

Preferred Stock, par value $.01, 2,000,000 shares authorized:
Series A Convertible Preferred Stock, noncumulative, $.01 par value;
400,000 shares authorized; none issued	-
Series B Convertible Preferred Stock, $.01 par value; 100,000 shares authorized;
6,666 shares issued and outstanding; no liquidation or redemption value	67
Series D Convertible Preferred Stock, $.01 par value; 100,000 shares authorized;
700 shares issued and outstanding; no liquidation or redemption value	7
Common stock, $.001 par value; 5,000,000,000 shares authorized;
29,447,504 shares issued and outstanding	29,447
Additional paid-in capital	742,855
Retained deficit	(3,083,347)
Total shareholders' deficit	(2,310,971)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$7,106,775

See accompanying Notes to Consolidated Financial Statements

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,

	2006	2005
REVENUE
Discount income	$10,425	$153,108
Consulting revenue	963,277	183,000
Marketable securities gain (loss)	(51,093)	80,600
Fee income	204,610	174,900
Total revenue	1,127,219	591,608

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and benefits	892,286	516,496
Advertising	120,155	58,622
Business development, travel and entertainment	86,685	134,465
Rent	76,395	71,819
Depreciation and amortization	23,874	20,232
Professional fees	855,722	366,754
Bad debt	243,302	78,787
Other expenses	271,995	137,548
Allocated overhead to affiliated entity	(308,481)	(38,000)
Total general and administrative expenses	2,261,933	1,346,723

OPERATING LOSS	(1,134,714)	(755,115)
Other (income) expense:
Net change in fair value of derivative liability	(3,642,080)	108,357
Income (loss) on debt extinguishment	(130,563)	(392,017)
Merger expense	140,000	3,434,943
Interest expense	273,802	192,543
Interest expense - derivatives	600,071	232,423
Interest income	(54,790)	(36,909)
Recovery of bad debts	-	(169,456)
Loss from investment in real estate partnership	78,095	-
Gain on sale of property	-	(28,625)
Other income (expense) - net	(22,605)	18,357
Total other (income) expense	(2,758,070)	3,359,616
Income (loss) before income tax	1,623,356	(4,114,731)

INCOME TAX PROVISION
Current income tax benefit	-	(50,570)
Deferred income tax expense (benefit )	-	-
Total income tax expense (benefit)	-	(50,570)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,623,356	(4,064,161)

See accompanying Notes to Consolidated Financial Statements

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
(continued)

	2006	2005

LOSS FROM DISCONTINUED OPERATIONS
Loss from discontinued operations	(4,688)	(218,102)
Gain on sale of subsidiaries	3,317,406	61,020

NET INCOME (LOSS)	4,936,074	(4,221,243)

Preferred dividends paid	4,554	60,196

INCOME (LOSS) AVAILABLE TO COMMON SHARES	$4,931,520	$(4,281,439)

Basic income (loss) per share:
Income (loss) from continuing operations	0.06	(0.20)
Income (loss) from discontinued operations	(0.13)	(0.01)
	$0.19	$(0.21)

Diluted income (loss) per share:
Income (loss) from continuing operations	0.02	(0.20)
Income (loss) from discontinued operations	0.03	(0.01)
	0.05	$(0.21)

Basic average shares outstanding	25,505,662	20,863,605

Diluted average shares outstanding	98,411,949	20,863,605

See accompanying Notes to Consolidated Financial Statements

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2006

	Series A
	Preferred Stock		Class A Common Stock		Class B Common Stock		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2004	599	$1	14,880,000	$14,880	51,750,000	$51,750	-	$-	-	$-	-	$-	-	$-	$741,302	$(457,887)	$350,046

Exchange of Class B common stock for Class A common stock	-	-	25,000,000	25,000	(8,333,333)	(8,333)	-	-	-	-	-	-	-	-	(16,667)	-	-

Recapitalization through reverse merger and acquisition of Nuwave Technologies, Inc.	(570)	(1)	(39,880,000)	(39,880)	(43,416,667)	(43,417)	100,000	1,000	570	6	-	-	22,710,816	22,711	51,046	-	(8,535)

Distribution of CSI Business Finance, Inc. preferred stock to shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,000)	37,723	36,723
Redemption of preferred stock	(29)	-	-	-	-	-	-	-	(34)	(1)	-		-	-	(55,043)	-	(55,044)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,221,243)	(4,221,243)
Preferred dividends paid	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(60,196)	(60,196)
Balance, December 31, 2005	-	-	-	-	-	-	100,000	1,000	536	5	-	-	22,710,816	22,711	719,638	(4,701,603)	(3,958,249)

Issuance of common stock:
For services	-	-	-	-	-	-	-	-	-	-	-	-	4,800,000	4,800	287,700	-	292,500
Conversion of debentures													1,936,688	1,936	62,065		64,001

Issuance of 3,000,000 warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	141,000	-	141,000
for services																	-
Redemption of preferred stock	-	-	-	-	-	-	-	-	(282)	(3)	-	-	-	-	(243,498)	-	(243,501)

Transfer preferred stock to																-	-
current liability	-	-	-	-	-	-	-	-	(254)	(2)	-	-	-	-	(224,976)		(224,978)

Exchange of series B preferred for																	-
series D preferred	-	-	-	-	-		(93,334)	(933)	-	-	93,334	933	-	-	-	-	-

Reduction in series D preferred shares	-	-	-	-	-	-	-	-	-	-	(92,634)	(926)	-	-	926	-	-

Deemed distribution to shareholder	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,313,264)	(3,313,264

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,936,074	4,936,074

Preferred dividends paid	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,554)	(4,554)
Balance, December 31, 2006	-	$-	-	$-	-	$-	6,666	$67	-	$-	700	$7	29,447,504	$29,447	$742,855	$(3,083,347)	$(2,310,971)

See accompanying Notes to Consolidated Financial Statements

TURNAROUND PARTNER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,936,074	$(4,120,911)

Adjustment to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	23,874	20,232
Amortization of deferred expenses	60,638	132,801
Bad debts	243,302	78,787
Loss from discontinued operations	4,688	218,102
Non-cash stock issued for services	62,077	-
Non-cash merger expense	140,000	3,420,633
Non-cash expense for redemption of preferred stock	3,072	39,457
Non-cash expenses	88,095
Non-cash interest expense-derivatives	600,071	232,423
Net change in fair value of derivative liability	(3,642,080)	108,357
Non-cash debt modification gain	(130,563)	(392,017)
Non-cash gain on sale of land	-	(25,776)
Non-cash gain on sale of subsidary	(3,317,406)	(61,020)
Non-cash income	(541,527)	-
(Increase) decrease in assets:
Purchased accounts receivable	-	491,269
Other accounts receivable	(245,186)	(36,405)
Notes receivable	211,142	(2,298)
Deferred tax asset	-	(28,110)
Prepaid and other	102,412	(13,176)
Investment in marketable securities	391,060	295,623
Increase (decrease) in liabilities:
Accounts payable	(8,588)	(7,012)
Accrued liabilities	241,405	(268,567)
Margin loans	-	(466,986)
Unearned income	717,749	46,000
Due to clients	(19,608)	61,799
Accrued interest	225,418	226,721
Net cash provided by (used in) operating activities	146,119	(50,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(21,784)	(78,097)
Cash received in merger	-	35,853
Cash received in purchase of subsidiary	191,346	-
Cash distributed at sale of subsidiary	-	(130,161)
Cash received for sale of subsidiary	368,396	-
Cash paid for purchase of subsidiary	(10,000)	-
Investment purchases	(7,073)	-
Preferental returns on capital of partnership	78,750	-
Net cash provided by (used) in investing activities	599,635	(172,405)

TURNAROUND PARTNER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(64,258)	-
Net proceeds from sale of convertible debentures	-	335,000
Dividends paid on preferred stock	(4,554)	(60,196)
Net cash (used in) provided by financing activities	(68,812)	274,804
Net cash used by operating activities of discontinued operations	-	33,383

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	676,942	85,708
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	476,851	391,143
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,153,793	$476,851

SUPPLEMENTAL INFORMATION
Interest paid	$14,689	$10,977
Taxes paid	$9,882	$-
Redemption and purchase of preferred stock:
Decrease in accounts receivable	$22,500	$94,500
Increase in notes payable	$240,000	$-
Decrease in paid-in capital	$243,498	$55,043
Sale of subsidiary:
Assets sold	$2,906,001	$-
Liabilities assumed by buyer	$5,861,821	$-
Purchase of subsidiary:
Assets purchased	$5,081,476	$-
Liabilities assumed	$3,906,744	$-
Deemed distribution	$3,313,264	$-
Common stock and warrants issued for services:
Increase in prepaids	$221,423	$-
Increase in common stock	$3,800	$-
Increase in paid-in-capital	$279,700	$-
Common stock issued for services	$-	$19,800
Reserve for bad debts	$-	$78,787
Conversion of convertible debentures and accrued interest:
Decrease in debentures and accrued interest	$63,996	$-
Increase in common stock	$1,936	$-
Increase in paid-in-capital	$62,065	$-
Acquired in merger:
Assets acquired in merger	$-	$3,128,348
Liabilities acquired in merger	$-	$6,456,805
Merger expenses	$-	$3,328,457
Discounted operations:
Assets	$-	$490,720
Liabilites	$-	$136,133

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES

(formerly EMERGE CAPITAL CORP. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 And 2005

NOTE 1 - DESCRIPTION OF MERGER, NATURE OF OPERATIONS AND CONSOLIDATION

On August 31, 2005, NuWave Technologies, Inc. ( "NuWave" or "the Company") entered into a merger agreement (the "Agreement") with Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies ("Shareholders"). The Company was subsequently renamed Turnaround Partners, Inc. The transaction was accounted for as a reverse acquisition since control of the merged group passed to the shareholders of the acquired company (Corporate Strategies).

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

The terms of the Series B Preferred were subsequently modified. In connection with the Kipling purchase, 93,334 shares of Series B Preferred were exchanged for a like number of Series D Preferred, which were subsequently reduced to 700 shares of Series D Preferred. The remaining 6,666 shares of Series B Preferred are convertible into 4,195,445 shares of common stock. Each share of the Series D may be convertible, at the option of the holder, at any time and from time to time after December 31, 2006 through December 31, 2010, into that number of shares of Common Stock equal to the greater of (a) one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D and (b) One Hundred Thousand (100,000) shares of Common Stock. Each share of Series D Preferred Stock held by the Holders which has not been converted on or before December 31, 2010 into shares of Common Stock shall be convertible, at the option of the Holder of such share, at any time and from time to time after December 31, 2010 into one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding on December 31, 2010, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D Preferred Stock. The shares of Common Stock received upon conversion shall be fully paid and non-assessable shares of Common Stock.

The Series B and D Convertible Preferred Stockholders and the holders of the common stock vote together and the Preferred Stock shall be counted on an "as converted" basis, thereby giving the Preferred Shareholders control of the Company.

In November 2006, we migrated from a Delaware corporation to a Nevada corporation and changed the name of the Company to Turnaround Partners, Inc.

NATURE OF OPERATIONS AND ORGANIZATION

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

On October 22, 2004, the Company formed CSI Business Finance, Inc. ("CSIBF"), incorporated in Texas, for the purpose of engaging in equipment leasing and other business finance activities. The consolidated financial statements of the Company include the results of operations of CSIBF through August 31, 2005, the date CSIBF was distributed to shareholders. The results are presented in discontinued operations.

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

Revenues from sales of real estate are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. One of our subsidiaries holding real estate was sold in February 2006.

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

Discount income from purchased receivables represents a percentage of the purchased invoice. The discount percentage earned is determined by the number of days the invoice is outstanding.

Consulting revenue is recognized as services are performed.

Marketable securities gains (losses) is both trading gains or losses and the change in market value of the trading securities owned by the Company, including related puts and calls, in accordance with Financial Accounting Standard 115 "Accounting for Certain Investments in Debt and Equity Securities."

Lease agreements, under which the Company recovers substantially all its investment from the minimum lease payments are accounted for as finance leases. At lease commencement, the Company records a minimum lease payment receivable and unearned lease income. The remaining unearned income is recognized as revenue over the term of receivables using the interest method. The leasing subsidiary was distributed to shareholders in August 2005, and the results are included in discontinued operations.

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

COLLECTIBILITY OF ACCOUNTS AND NOTES RECEIVABLE

The accounts and notes receivable are reviewed monthly for aging and quarterly credit evaluation of the customer's financial condition to determine collectibility. Write-offs or an increase in the allowance for doubtful accounts are made based on this evaluation. The allowance for doubtful accounts was approximately $0 and $138,000 for the years ended December 31, 2006 and 2005, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the recoverability of long-lived assets, including property and equipment, and the investment in the real estate partnership, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

FAIR VALUE DISCLOSURE AT DECEMBER 31, 2006

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense on continuing operations was $120,155 and $58,622 for the years ended December 31, 2006 and 2005, respectively.

NET INCOME (LOSS) PER SHARE

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and its guidance is applicable to entities in all industries. The Company will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company does not believe the adoption of this guidance will have an impact on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

NOTE 3 - INCOME (LOSS) PER COMMON SHARE

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

The computations for basic and diluted net income (loss) per share consist of the following:

	Twelve Months Ended
	December 31,
	2006	2005

Income (loss) from continuing operations	$1,623,356	$(4,064,161)
Less effect of derivatives, preferred stock and convertible debenture	-	-
Adjusted income (loss) from continuing operations	$1,623,356	$(4,064,161)

Income (loss) from discontinued operations	(4,688)	(218,102)
Gain on sale of subsidiary	3,317,406	61,020
Net income (loss)	$4,936,074	$(4,221,243)

Basic weighted average shares	25,505,662	20,863,605
Effect of dilutive securities:
Series B preferred stock	4,195,445	-
Series D preferred stock	68,710,842	-

Diluted weighted average shares	98,411,949	20,863,605

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.06	$(0.20)
Income (loss) from discontinued operations	0.13	(0.01)
Net income (loss)	$0.19	$(0.21)

Diluted:
Income (loss) from continuing operations	$0.02	$(0.20)
Income (loss) from discontinued operations	0.03	(0.01)
Net Income (loss)	$0.05	$(0.21)

(1)
A weighted average year-to-date number of Convertible Debentures to convert into 51,383,109 shares of common stock were outstanding during the twelve months ended December 31, 2006, but were not included in the computation of diluted per share net income for the twelve months ended December 31, 2006 because they were anti-dilutive. All potential dilutive shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2005 because they were anti-dilutive. In addition there were 3,000,000 warrants that were not included because of their anti-dilutive effect.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash, accounts and notes receivable and marketable securities. The Company maintains its cash accounts in high quality FDIC insured banks in Texas and in money market brokerage accounts. The Company's accounts receivables consist of receivables for consulting from companies located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions to ensure collections and minimize losses. The Company reduces its credit risk relating to marketable securities through diversification of marketable securities held.

For the years ended December 31, 2006 and 2005, the Company had sales as a percent of annual revenues from continuing operations to the following customers:

	2006	2005

Customer A	--%	26
Customer B	31%	10%
Customer C	25%	--
Customer D	19%	21%

No other customers accounted for more than 10% of revenue during the year.

NOTE 5 - CONCENTRATION OF TRANSACTIONS WITH CORNELL CAPITAL PARTNERS, L. P.

At December 31, 2006 , $7,925,000 of the convertible debentures are owed to Cornell Capital Partners, L.P ("Cornell") and Highgate House Funds, Ltd., an affiliate of Cornell.

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

Cornell has significant relationships with affiliated companies, both as a purchaser and lender.

NOTE 6 - FIXED ASSETS

Fixed assets consisted of the following at December 31, 2006:

Computer equipment	$26,499
Furniture and fixtures	46,735
Leasehold improvements	36,328
109,562

Less accumulated depreciation	(39,775)

Fixed assets, net	$69,787

Depreciation expense for the years ended December 31, 2006 and 2005 was $23,874 and $20,232, respectively.

NOTE 7 - INVESTMENT IN MARKETABLE SECURITIES

Investments in marketable securities primarily include shares of common stock in various companies. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At December 31, 2006 and 2005, the Company had unrealized gains (losses) of ($158,809) and $27,930, respectively, related to marketable securities held on those dates. These unrealized gains and losses are included in the consolidated statements of operations for the respective years.

Investments include shares of common stock in companies which do not have a readily determinable fair market value and are accounted for using the cost method. Once a quarter, the financial statements, operations and any other information needed to evaluate these investments are reviewed to determine if an impairment needs to be recorded. At December 31, 2006, the Company had $82,673 of investment in preferred stock carried at cost.

NOTE 8 - ACQUISITION OF KIPLING HOLDINGS, INC.

On September 30, 2006, we completed a stock purchase agreement (the “Agreement”) to acquire 100% of the total issued and outstanding capital stock of Kipling Holdings, Inc. (“Kipling”), a Delaware corporation from Timothy J. Connolly in consideration of (a) our assumption of all of the liabilities of Kipling, subject to certain consents, (b) certain anti-dilution rights as set forth in the Agreement and (c) all legal and other costs and expenses incurred by Kipling in consideration with this Agreement. Mr. Connolly serves as CEO of Turnaround and therefore (i) Turnaround obtained a third party appraisal of the Company which valued the acquired assets at Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) more than the liabilities assumed and (ii) Turnaround’s other (disinterested) Board member and CFO reviewed and approved this affiliate transaction. Mr. Connolly received no profit from this affiliated transaction. Because this transaction was between parties under common control, we recorded the $3,313,264 of consideration in excess of Mr. Connolly’s original cost basis as a deemed distribution to Mr. Connolly. The Agreement had been subject to the written consent of Highgate House Funds, Ltd. (“Highgate”), which the Company and Highgate reduced to writing effective as of September 30, 2006. Kipling primarily provides capital for investments in the hospitality industry. Kipling, at December 31, 2006, owned a thirty percent interest in a Hilton hotel under construction in West Palm Beach, Florida. Since the purchase was effective on September 30, 2006 the Company did not record any revenue or expenses during the nine months ended September 30, 2006. The loss for the period, October 1 through December 31, 2006 had been included in the statement of operations.

In a separate agreement with an individual, the Company issued an additional 2,000,000 shares and 3,000,000 warrants ($0.05 per warrant) in consideration of the individual’s surrender of his option, rights or other interests whatsoever to purchase any capital stock of Kipling Holdings, Inc. The Company has valued these 2,000,000 shares at $140,000. The Company used the closing price of $0.07 per share on September 30, 2006, the date of contract execution, as the value assigned to these shares. This expense is included as merger expense for the twelve months ended December 31, 2006. The Company has valued the 3,000,000 warrants in the amount of $141,000 using the Black Sholes method and is amortized over the term of the agreement.

Assets and liabilities acquired in the acquisition

The Company has a thirty percent limited partnership interest in Worthington Hospitality, L.L.L.P. (Worthington) totaling $4,500,000. The investment was funded on December 7, 2005. The partnership currently has a Hilton hotel, which became operational in February 2007, in West Palm Beach, Florida. The partnership agreement provides for a preferential return of seven percent per annum on the capital contributions funded by the investors until such time as the hotel/partnership secures a temporary or permanent certificate of occupancy, at which time the preferential return shall cease to accrue. As of September 30, 2006, the $4,500,000 Investment in Worthington has been reduced by $257,825 for the preferential return on capital and $98,336 for the cumulative partnership loss through September 30, 2006. The Company will receive thirty percent of any monetary amounts paid out by the partnership and will be allocated thirty percent of all operating profits, non-operating profits and losses of the partnership.

Worthington started its operations September 14, 2005. At December 31, 2006 Worthington had a book value of $3,930,656 consisting of cash, land, building, furniture and fixtures, equipment and other assets of $12,570,302 and accounts payable and debt of $8,639,646. Another limited partner of Worthington is committed by terms of the partnership agreement to fund the additional $9,000,000 necessary to complete the construction and begin operation of the hotel.

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

Debenture Payable from the acquisition

The Company is the issuer of a $6,225,000 Secured Convertible Debenture (“the Debenture”) payable to Highgate House Funds, Ltd (“Holder”), dated December 2, 2005. The Debenture bears interest at the rate of 7%, which is accrued until maturity. The Debenture is due and payable in full, including accrued interest from inception, on December 1, 2010. Associated deferred debenture costs in the amount of $43,725, net of $9,474 amortization as of December 31, 2006, has been recorded as a non-current asset.

The Debenture is convertible, at the option of the Holder, into common stock of the Company at a price per share equal to the lower of (i) $.50 (the “Fixed Price”) or (ii) eighty percent (80%) of the lowest closing bid price for the five (5) trading days immediately preceding the date of conversion or, if a special event of default occurs, at a price per share equal to eighty percent (80%) of the lowest closing bid price for the thirty (30) trading days immediately preceding the date of conversion. The shares of common stock issuable by the Company to the investor upon conversion of shares of the Debentures will not be registered initially under the Securities Act of 1933. The Company is obligated to register the resale of the conversion shares under the Securities and Exchange Act, pursuant to the terms of the Investor Registration Rights Agreement dated December 2, 2005. The Registration Rights Agreement called for the Company to register the underlying securities no later than 180 after the execution of the Debenture agreement (this requirement has been extended to June 30, 2007) and use its best efforts to have the Initial Registration statement declared effective by the SEC no later than ninety days after the date filed.

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

The following unaudited pro forma financial information presents the consolidated results of operations for the twelve months ended December 31, 2006, as if the acquisition had occurred on January 1, 2006, after giving effect to certain adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period. Kipling was not in existence for the period ending December 31, 2005.

December 31, 2006
(unaudited)

Net sales	$1,127,219
Net income (loss)	$1,591,354
Weighted average number of common shares outstanding - basic	25,505,662
Weighted average number of common shares outstanding - diluted	98,411,945
Income per common share - basic	$0.19
Income per common share - diluted	$0.05

NOTE 9 - NOTES PAYABLE

On November 20, 2002, the Company obtained an unsecured revolving line of credit of $100,000 at prime plus 2% with an open maturity date. At December 31, 2006, the prime rate was 8.25% and amount borrowed was $89,708. At December 31, 2006, all payments under the terms of the note were current.

NOTE 10 -CONVERTIBLE DEBENTURES - DERIVATIVE FINANCIAL INSTRUMENTS

The Convertible Debentures issued from 2003 through 2006 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified the following instruments have derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

Cornell Debenture issued 5/6/04 in the face amount of $400,000
Cornell Debenture issued 6/24/04 in the face amount of $500,000
Cornell Debenture issued 9/28/04 in the face amount of $400,000
Cornell Debenture issued 4/6/05 in the faceamount of $400,000
Holland et. al. Debentures issued 12/8/03 in the face amountof $135,000
Holland et. al. Debentures issued 12/22/03 in the face amount of$250,000
Saporito Debenture issued 1/29/04 in the face amount of $100,000
ViolaDebenture issued 10/12/04 in the face amount of $100,000
Highgate House issued 12/02/05 in the face amount of $6,225,000

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
probability-weighted cash flow approach.

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
August 31, 2005 as part of the reverse merger between NuWave and the Corporate
Strategies. The notes were amended on November 30, 2005 to defer the maturity date to January 31, 2007 and were further amended on January 23, 2007 to defer the maturity date to June 30, 2007. The conversion feature, reset provision and the
Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach. The modification was determined to be substantial and the Company accounted for the modification as an extinguishment of debt, under EITF 96-19 and recorded the replacement note.
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
August 31, 2005 as part of the reverse merger between NuWave and Corporate
Strategies The notes were amended on November 30, 2005 to defer the maturity date to January 31, 2007 and were further amended on January 23, 2007 to defer the maturity date to June 30, 2007. The conversion feature, reset provision and the
Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and valued using a layered discounted probability-weighted cash flow approach. The modification was determined to be substantial and the Company accounted for the modification as an extinguishment of debt under EITF 96-19, and recorded the replacement note. The single compound embedded derivative liability was valued using the same methodology for the replacement note.

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
August 31, 2005 as part of the reverse merger between NuWave Technologies and
Corporate Strategies. The notes were amended on November 30, 2005 to defer the maturity date to January 31, 2007 and were further amended on January 23, 2007 to defer the maturity date to June 30, 2007. The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach. The modification was determined to be substantial and the Company accounted for the modification as an extinguishment of debt under EITF 96-19, and recorded the replacement note.
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
The notes were amended on January 23, 2007 to defer the maturity date to June 30, 2007.
The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach.

HIGHGATE HOUSE 12/02/05 CONVERTIBLE DEBENTURE

The Company is the issuer of a $6,225,000 Secured Convertible Debenture (“the Debenture”)
payable to Highgate House Funds, Ltd (“Holder”), dated December 2, 2005. The Debenture bears interest at the rate of 7%, which is accrued until maturity. The Debenture is due and payable in full, including accrued interest from inception, on December 1, 2010.

The Debenture is convertible, at the option of the Holder, into common stock of the Company at a price per share equal to the lower of (i) $.50 (the “Fixed Price”) or (ii) eighty percent (80%)
of the lowest closing bid price for the five (5) trading days immediately preceding the date of conversion or, if a special event of default occurs, at a price per share equal to eighty percent (80%)
of the lowest closing bid price for the thirty (30) trading days immediately preceding the date of conversion. The shares of common stock issuable by the Company to the investor upon conversion of shares of the Debentures will not be registered initially under the Securities Act of 1933. The
Company is obligated to register the resale of the conversion shares under the Securities and Exchange
Act, pursuant to the terms of the Investor Registration Rights Agreement dated December 2, 2005. The
Registration Rights Agreement called for the Company to register the underlying securities no later than
180 after the execution of the Debenture agreement (this requirement has been extended to June 30, 2007)
and use its best efforts to have the Initial Registration statement declared effective by the SEC no later than ninety days after the date filed. The conversion feature and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and fair valued using a layered discounted probability-weighted cash flow approach.

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

The following is a summary of the Convertible Debentures and the adjustments made based on the embedded derivatives:

Summary of Derivative Values
Derivative Liabilities-Value as of:
Convertible Debentures	12/31/2006
Holland et. al. Debentures issued 12/8/03	$91,097
Holland et. al. Debentures issued 12/22/03	178,288
Saporito Debenture issued 1/29/04	70,641
Cornell Debentures issued 5/6/04	33,617
Cornell Debentures issued 6/24/04	29,948
Cornell Debentures issued 9/28/04	30,072
Viola Debenture issued 10/12/04	42,537
Cornell Debentures issued 4/6/05	39,542
Highgate Debenture issued 12/2/05	480,198
Total	$995,940

DEBT DISCOUNTS

For the period from inception of the Convertible Debentures through each balance sheet date, the amortization of unamortized discount on the Convertible Debentures has been classified as interest expense in the accompanying statements of operations. The following table summarizes the debt discount as of December 31,
2006 from the amortization of the embedded derivatives for each convertible debenture:

Summary of Debt Discount

Debt Discount
Convertible Debentures	12/31/2006
Holland et. al. Debentures issued 12/8/03	$14,386
Holland et. al. Debentures issued 12/22/03	27,434
Saporito Debenture issued 1/29/04	10,662
Cornell Debentures issued 5/6/04	15,988
Cornell Debentures issued 6/24/04	9,421
Cornell Debentures issued 9/28/04	14,634
Viola Debenture issued 10/12/04	45,269
Cornell Debentures issued 4/6/05	63,560
Highgate Debenture issued 12/2/05	1,833,157
Total:	$2,034,511

Annual maturities of notes payable and convertible debentures at December 31,
2006 are as follows:

Year Ending December 31,	Amount
2007	1,938,955
2008	475,976
2009	50,973
2010	6,280,204
2011	4,802
8,750,910
Less: unamortized debt discount	(2,034,511)
Total notes payable and
convertible debentures	$6,716,399

NOTE 11 - DEBT EXTINGUISHMENT

The Company accounts for modifications to debt instruments based on the accounting guidance found in EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments. Several of the convertible notes were modified in November, 2005 to extend the maturity to January 31, 2007. These convertible notes were further modified in January, 2007 to extend the maturity to June 30, 2007. In addition, two (2) convertible notes were extinguished as part of the proceeds for the sale of Lehigh in February, 2006. Upon modification, each of the convertible notes were tested for extinguishment under the guidance of EITF 96-19. The modification was determined to be substantial for the following notes and the Company accounted for the modification as an extinguishment of debt and recorded the following gains (losses):

Convertible Note	Gain on Extinguishment
	12/31/05	12/31/06
Holland et. al. Debentures issued 12/8/03	$113,268	$-
Holland et. al. Debentures issued 12/22/03	194,414	-
Saporito Debenture issued 1/29/04	68,571	-
Cornell Debentures issued 5/5/05	7,071	36,194
Cornell Debenture issued 7/20/05	8,693	58,171
Viola Debenture issued 10/12/04	-	36,198
Total	$392,017	$130,563

NOTE 12 - DESCRIPTION OF CAPITAL STOCK

The current authorized capital stock of the Company consists of Five Billion (5,000,000,000) shares of Common Stock, par value $0.001 per share, Four Hundred Thousand (400,000) shares of Series A convertible preferred, par value $.01 per share, One Hundred Thousand (100,000) shares each of convertible Series B and D Preferred, par value $0.01 per share and One Thousand (1,000) non-voting shares of Series C Preferred, par value $0.01 per share. As of December 31, 2006, 29,447,504 shares of Common Stock, Six thousand six hundred and sixty-six (6,666) shares of Series B Preferred, two hundred forty-nine (249) shares of Series C Preferred and seven hundred (700) shares of Series D Preferred stock were issued and outstanding. The following description is a summary of the capital stock and contains the material terms of voting capital stock.

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

The Company is authorized to issue two billion (2,000,000,000) shares of preferred stock. The holder of the Company's Series B Preferred is entitled to convert into 4,195,445 shares of common stock and is entitled to cast votes equal to these shares on all matters submitted to the shareholders. The series C preferred shares have no voting rights, except as required under Nevada general corporation law. We have 249 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $373,500 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Although the Series C stock is redeemable at the option of the Company, the holder of these shares is our Chairman of the Board of Directors. Since these shares are held by our Chairman, who effectively has control of the redemption, we have classified our Series C preferred stock, and associated paid in capital, as a liability in accordance with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.

Pursuant to the purchase of our interest in Kipling Holdings, Inc. (“Kipling”) as fully described in Item 6, and effective September 25, 2006, the Board of Directors approved the designation of Series D convertible preferred stock (the “Series D”), par value of $0.01, to consist of up to One Hundred Thousand (100,000) shares. As a result of the Kipling purchase, on December 31, 2006, the Board of Directors reduced the 93,334 shares of then outstanding Series D owned by our CEO, Timothy J. Connolly, and his spouse to Seven Hundred (700) shares of Series D. The Series D ranks pari passu with the common stock of the Company on an “as converted” basis, and senior to the Company’s Series A, B and C preferred stock. The holders of the Series D are entitled to receive dividends or distributions on a pro rata basis when and if dividends are declared on our Common Stock, but with no liquidation preference. Each share of the Series D may be convertible, at the option of the holder, at any time and from time to time after December 31, 2006 through December 31, 2010, into that number of shares of Common Stock equal to the greater of (a) one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D and (b) One Hundred Thousand (100,000) shares of Common Stock. Each share of Series D Preferred Stock held by the Holders which has not been converted on or before December 31, 2010 into shares of Common Stock shall be convertible, at the option of the Holder of such share, at any time and from time to time after December 31, 2010 into one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding on December 31, 2010, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D Preferred Stock. The shares of Common Stock received upon conversion shall be fully paid and non-assessable shares of Common Stock.

NOTE 13 - WARRANTS

At December 31, 2005 warrants were outstanding to purchase 200,000 shares of the Company's common stock for $1.00 per common share. The warrants expire in September 2008. At September 30, 2006, the Company issued 3,000,000 warrants to purchase the Company’s common stock at an exercise price of $.05 per share until December 31, 2007.

NOTE 14 - STOCK OPTIONS

On December 13, 2005, the Turnaround Partners, Inc. 2005 Stock Incentive Plan (the Plan) was adopted and approved by shareholders. On a calendar year basis, an amount of shares of Common Stock equivalent to the greater of 10 million common shares or fifteen percent (15%) of the fully diluted shares outstanding on January 2 of any such calendar year may be allocated, at the discretion of the Administrator, to be granted as awards under the Plan, less awards outstanding at the end of the prior calendar year. There are no outstanding options at December 31, 2006.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

On December 2, 2005, Kipling entered into a three year employment agreement with Timothy J. Connolly to serve as President and Chief Executive Officer. The agreement has a renewal provision and provides for an annual salary. Additionally, Mr. Connolly is entitled to a 10% interest in any distributions of any kind, dividends, income, bonuses or sale of the property owned by the Company.

LEASES

The Company leases its office space under an operating lease. Rental expense under operating leases for continuing operations aggregated $76,395 and $71,819 for the years ended December 31, 2006 and 2005, respectively. Effective February 10, 2005, the Company entered into a new five year lease in a new building and moved the Company’s headquarters there, with AIM remaining in the other leased area. AIM was sold in December 2005 and assumed the lease on the area they occupy.

Future minimum payments under non-cancellable operating leases for continuing operations with initial or remaining terms of one year or more consist of the following at December 31, 2006:

Operating
Leases

2007	$73,591
2008	74,032
2009	74,032
2010	8,058

Total minimum lease payments	$229,713

NOTE 16 - STANDBY EQUITY DISTRIBUTION AGREEMENT

The Company entered into a Standby Equity Distribution Agreement "SEDA " with Cornell under which the Company may, at its discretion, periodically sell to Cornell registered shares of the Company's common stock for a total purchase price of up to $30 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 99% of the volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain a fee of 10% of each advance under the SEDA. Pursuant to the terms of the SEDA, the Company is restricted from raising capital from the sale of securities at a price less than the market price of the Company's common stock on the date of issuance or granting additional security interests in the Company's assets.

The amount of each advance is limited to a maximum draw down of $1,000,000 every 7 trading days up to a maximum of $4,000,000 in any 30-day period. The amount available under the SEDA is not dependent on the price or volume of the Company's common stock. The Company's ability to request advances is conditioned upon the Company having enough shares of common stock registered pursuant to the SEC rules and regulations. In addition, the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 4.9% of the Company's outstanding common stock.

NOTE 17 - RELATED PARTY TRANSACTIONS

Turnaround Partners, Inc. and Natural Nutrition, Inc. are two separate public entities that are under common control. This common control has the potential for altering operating results or financial position in a manner significantly different from those that would have been obtained if the entities were autonomous. Common management has developed certain controls to minimize potential conflicts by segregating types of transactions between the two entities, and limiting transactions between the two entities to those contractually permitted.

BROKERAGE FEES

The Company has an arrangement whereby it introduces prospective financing clients to CSI Business Finance (Finance), a wholly-owned subsidiary of Natural Nutrition, Inc.; if a transaction is consummated, the Company earns a fee which is paid by the customer. For the twelve months ended December 31, 2006 and 2005, such fees have totaled $204,610 and $174,900, respectively.

ALLOCATION OF OPERATING EXPENSES

The Company performs certain administrative and management functions for Finance. Based on an estimation of efforts expended, Finance was allocated approximately $305,000 and $38,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE 18 - INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2006 and 2005:

	2006	2005

Income (loss) before taxes	$4,936,074	$(4,271,813)

Income tax benefit computed at statutory rates	$1,678,265	$(1,452,416)
Permanent differences, nondeductible expenses	8,390	47,608
Increase in valuation allowance	365,207	173,247
Net increase in fair value of derivative liability, net of amortization
and debt modification gain	(1,078,674)	(17,420)
Gain on sale of subsidiary	(1,034,418)	118,048
Merger expense	47,600	1,062,767
Net operating loss allocable to a subsidiary that was sold	1,594	96,668
Other	12,036	22,068

Tax (liability) benefit	$-	$50,570

The Company will file a consolidated tax return with its subsidiaries.

DEFERRED INCOME TAXES

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability.
Significant components of the deferred tax asset and liability as of December
31, 2006 is set out below:

Deferred tax asset

Net operating loss	$639,872
Valuation allowance	(808,505)
Unrealized loss on security transactions	53,995
Fixed asset tax basis difference	114,638

Net deferred tax asset (liability)	$-

The Company has a net operating loss carry forward estimated at $1,881,974 which expires through 2027. The loss may be limited under Internal Revenue Code section
382.

NOTE 19 - SEGMENT REPORTING

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

The Company's operations are conducted in the United States.

			Discontinued Operations
	Business	Real	Mortgage	Equipment
	Services	Estate	Brokerage	Leasing

Year ended December 31, 2005

Revenue	$591,608	$-	$932,330	$-
Interest expense/(income)	347,581	43,428	(3,358)	6,371
Loss before income tax, merger
expense and discontinued operations	(665,542)	(14,426)	-	-
Loss from discontinued operations	-	-	(268,053)	(38,791)
Segment assets	1,913,194	3,032,531	-	-
Additions to long-term assets	78,097	-	-	-
Depreciation and amortization	20,232	-	-	-

Year ended December 31, 2006

Revenue	$1,127,219	$-	$-	$-
Interest expense/(income)	624,089	194,494	-	-
Income (loss) before income tax, merger
expense and discontinued operations	(1,269,423)	3,032,779	-	-
Loss from discontinued operations	-	4,688	-	-
Segment assets	1,909,239	5,197,536	-	-
Additions to long-term assets	28,958	5,043,239	-	-
Depreciation and amortization	23,874	-	-	-

NOTE 20 - NEXUS NANO ELECTRONICS TRANSACTIONS

As part of a restructuring consulting arrangement, the Company received 70% of the then outstanding stock of Nexus Nano Electronics, Inc. ("Nexus") for a nominal price ($100), in order to exercise temporary control. A major creditor has indicated their intent to convert indebtedness into stock, and the plan is for Nexus to issue additional shares to satisfy this indebtedness, which would equal approximately 85% of the common stock ownership of Nexus. This fact and the indicated future conversion of $8.5 million of convertible debt and preferred stock outstanding, is expected to result in a change of majority control of Nexus. Nexus has a history of operating losses, and future profitability depends on the success of restructuring. Based on temporary control, the minimal investment with no commitments for additional capital from the Company, and the history of significant losses, the Company has determined it is appropriate to treat Nexus as an investment, recorded under the equity method. Accordingly, Nexus is not consolidated in the accompanying financial statements.

NOTE 21 - SUBSEQUENT EVENTS - UNAUDITED

On December 7, 2005 the Company executed an unsecured convertible promissory note to Robjay Worthington, L.L.L.P., (“Worthington”) a Florida Limited Liability Limited Partnership (Borrower), in the principal sum of $900,000 at a three percent interest rate and term not to exceed ten years. Interest is payable quarterly at the Borrower’s option. The note provides a feature allowing the Company to convert the entire note into a five percent limited partnership interest in Worthington Hospitality, L.L.L.P. The conversion privilege period is January 2, 2007 to April 2, 2007. On January 2, 2007, the Company notified the borrower that we intended to convert the December 7, 2005 Promissory Note in the principal amount of $900,000 into a 5% limited partnership interest in Worthington. We received acknowledgement of the conversion from Worthington on January 17, 2007.