Form 10QSB
period 2007-03-31
Turnaround Partners, Inc.
filed 2007-05-21
CIK 1009802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

------------------

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ___________ to ____________

Commission file number 0-28606

------------------------------

TURNAROUND PARTNERS, INC.
(formerly EMERGE CAPITAL CORP.)
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

The number of shares outstanding of our common stock at April 10, 2007 was 49,436,256.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

TURNAROUND PARTNERS, INC.
(formerly EMERGE CAPITAL CORP.)

FORM 10-QSB

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)	3 - 4
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 13
Item 2. Management’s Discussion and Analysis or Plan of Operation	13 - 17
Item 3. Controls and Procedures	17 - 18

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits	19
SIGNATURES	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,131,369
Restricted cash	98,452
Notes and accounts receivable	325,870
Investment in marketable securities	256,991
Due from affiliate	128,066
Prepaid expense and deferred financing costs	245,010
Total current assets	2,185,758

NONCURRENT ASSETS
Investment in real estate partnership and other investments	4,543,005
Fixed assets, net	65,846
Total noncurrent assets	4,608,851

TOTAL ASSETS	$6,794,609

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$678,297
Convertible debentures--net of $236,568 discount	1,480,628
Notes payable	165,565
Unearned income	130,555
Series C Preferred stock including associated paid in capital; liquidation preference of $373,500, redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares authorized,
249 shares issued and outstanding	220,547
Derivative liability	777,058

Total current liabilities	3,452,650

Convertible debentures--net of $1,457,090 discount	5,167,910
Notes payable	146,628
Accrued interest payable	612,764
Total liabilities	9,379,952

COMMITMENTS AND CONTINGENCIES	-

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)
(Continued)

SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.01, 2,000,000 shares authorized:
Series A Convertible Preferred Stock, noncumulative, $.01 par value;
400,000 shares authorized; none issued	-
Series B Convertible Preferred Stock, $.01 par value; 100,000 shares authorized;
6,666 shares issued and outstanding; no liquidation or redemption value	67
Series D Convertible Preferred Stock, 100,000 shares authorized;
700 shares issued and outstanding; no liquidation or redemption value	7
Common stock, $.001 par value; 900,000,000 shares authorized;
39,784,753 shares issued and outstanding	39,785
Additional paid-in capital	855,317
Retained deficit	(3,480,519)
Total shareholders' deficit	(2,585,343)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$6,794,609

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2006 (restated)
REVENUE
Discount income	$-	$9,668
Consulting revenue	213,867	171,250
Marketable securities gain	21,500	664,615
Fee income	17,500	20,000
Total revenue	252,867	865,533
General and administrative expenses (net of allocation to
an affiliated entity--$101,199 for 2007 and $41,796 for 2006)	415,487	379,493
OPERATING INCOME (LOSS)	(162,620)	486,040

Other (income) expense:
Gain on sale of subsidiary	-	(3,042,406)
Net change in derivative liability	265,968	185,986
Debt extinguishment	(450,650)	(94,365)
Interest expense	140,568	31,384
Interest expense-derivatives	307,870	70,741
Interest expense - Preferred Series C stock	6,616	7,794
Other income - net	(35,821)	(22,275)
Total other (income) expense	234,551	(2,863,141)
Income (loss) before income tax	(397,171)	3,349,181
INCOME TAX PROVISION
Deferred income tax benefit	-	-
Total income tax provision	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(397,171)	3,349,181

LOSS FROM DISCONTINUED OPERATIONS	-	4,687

NET INCOME (LOSS)	(397,171)	3,344,494
Preferred dividends paid	-	4,554
INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(397,171)	$3,339,940

Basic income (loss) per share:
Income (loss) from continuing operations	(0.01)	0.14
Loss from discontinued operations	-	-
	$(0.01)	$0.14

Diluted income (loss) per share:
Income (loss) from continuing operations	(0.01)	0.01
Loss from discontinued operations	-	-
	$(0.01)	$0.01

Basic average shares outstanding	33,954,444	23,735,816

Diluted average shares outstanding	33,954,444	490,271,170

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(397,171)	$3,344,494

Adjustment to reconcile net income (loss) to net cash provided by
(used in) operating activities	49,564	(3,298,000)
Net cash provided by (used in) operating activities	(347,607)	46,494

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(2,279)	(5,418)
Cash received for sale of subsidiary	-	93,396
Preferential return from partnership	446,250	-
Proceeds from sale of investments	-	23,220
Net cash provided by investing activities	443,971	111,198

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(20,336)	-
Dividends paid on preferred stock	-	(4,554)
Net cash used in financing activities	(20,336)	(4,554)

NET INCREASE IN CASH AND CASH EQUIVALENTS	76,028	153,138
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,153,793	378,399
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,229,821	$531,537

SUPPLEMENTAL INFORMATION
Interest paid	$6,257	$-
Taxes paid	$-	$9,882
Conversion of debentures to common stock:
Increase in par value	$10,338	$-
Increase in paid in capital	$112,486	$-
Redemption and purchase of preferred stock:
Decrease in accounts receivable	$-	$15,000
Increase in notes payable	$-	$240,000
Decrease in paid-in capital	$-	$243,498

Sale of subsidiary:
Assets sold	$-	$2,906,001
Liabilities assumed by buyer	$-	$5,855,011

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly EMERGE CAPITAL CORP. AMD SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

Our unaudited Condensed Consolidated Balance Sheet as of March 31, 2007, the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006, and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006 have not been audited. These statements have been prepared on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. In our opinion, these unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of Turnaround Partners, Inc. and subsidiaries (formerly Emerge Capital Corp and subsidiaries (“Emerge”)). The results for the three months are not necessarily indicative of the results expected for the year.

As used herein, the “Company”, “management”, “we”, “our” refers to Turnaround Partners, Inc. or Turnaround Partners, Inc. together with its subsidiaries. The Company’s fiscal year ends on December 31st.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. The unaudited Condensed Consolidated Financial Statements and the notes thereto in this report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “10-KSB”).

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

The Series B and D Convertible Preferred Stockholders vote on an "as converted" basis, thereby giving the Preferred Shareholders control of the Company.

In November 2006, we migrated from a Delaware corporation to a Nevada corporation and changed the name of the Company to Turnaround Partners, Inc.

We primarily provide business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public and private companies. The Company also actively trades securities and options with available cash. Many of these transactions contain a considerable amount of risk. Under our consulting agreements, we do not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%. We also have a limited partnership interest in a hotel in West Palm Beach, Florida.

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

On September 30, 2006, we completed a stock purchase agreement (the “Agreement”) with Kipling Holdings, Inc. (“Kipling”) and Timothy J. Connolly, to acquire 100% of the total issued and outstanding capital stock of Kipling Holdings, Inc. (“Kipling”), a Delaware corporation.

The accompanying unaudited condensed consolidated financial statements for prior years contain certain reclassifications to conform with current year presentation.

 Change in Accounting Principle for Registration Payment Arrangements.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies, which provides that loss contingencies should be recognized as liabilities if they are probable and can be reasonably estimated. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangement that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for our registration payment arrangements. As of January 1, 2007 and March 31, 2007, management determined that is was not probable that we would have any payment obligation under our registration payment arrangements; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the comparative condensed consolidated financial statements of prior periods have been adjusted to apply the new method retrospectively. The following financial statement line items for the three months ended March 31, 2007 and 2006 were affected by the change in accounting principle:

Consolidated Statements of Operations

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change

Three months ended March 31, 2007
Interest expense-derivatives	$337,323	$307,870	$(29,453)
Net change in fair value of derivative	260,180	265,968	5,788
Net loss	(373,506)	(397,171)	23,665
Net loss per share	(0.01)	(0.01)	0.00

Three months ended March 31, 2006
Interest expense-derivatives	81,491	70,741	(10,750)
Net change in fair value of derivative	182,653	185,986	3,333
Net income	3,337,077	3,344,494	7,417
Net income per share	0.14	0.14	(0.00)

Consolidated Balance Sheet

March 31, 2007
Debenture payable - net of discount	7,004,391	6,648,538	355,853
Derivative liability	1,132,911	777,058	(355,853)
Total liabilities and shareholders' deficit	6,794,609	6,794,609	-

Consolidated Statements of Cash Flows

March 31, 2007
Net loss	(373,506)	(397,171)	23,665
Net change in fair value of derivatives and
amortization of debt discount.	597,503	573,838	(23,665)

March 31, 2006
Net income	3,337,077	3,344,494	7,417
Net change in fair value of derivatives and
amortization of debt discount.	264,144	256,727	(7,417)

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

The computations for basic and diluted net income (loss) per share consist of the following:

	Three Months Ended
	March 31,
	2007	2006

Income (loss) from continuing operations	$(397,171)	$3,339,940
Less effect of derivatives, preferred stock and convertible debenture	-	218,785
Adjusted income (loss) from continuing operations	(397,171)	3,558,725

Loss from discontinued operations	-	(4,687)
Net income (loss)	$(397,171)	$3,554,038

Basic weighted average shares	33,954,444	23,735,816
Effect of dilutive securities:
Series D preferred stock	-	12,319,034
Convertible debentures	-	454,216,320

Diluted weighted average shares	33,954,444	490,271,170

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.01)	$0.14
Income (loss) from discontinued operations	-	(0.00)
Net income (loss)	$(0.01)	$0.14

Diluted:
Income (loss) from continuing operations	$(0.01)	$0.01
Income (loss) from discontinued operations	-	(0.00)
Net income (loss)	$(0.01)	$0.01

(1)
A weighted average year-to-date number of Convertible Debentures, Series B and Series D preferred stock to convert into 151,198,873 shares of common stock were outstanding during the three months ended March 31, 2007, but were not included in the computation of diluted per share net income for the three months ended March 31, 2007 because they were anti-dilutive. There were no similar potentially dilutive shares outstanding for the three months ended March 31, 2006.

Note 3 - Convertible Debentures - Derivative Financial Instruments

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

The embedded derivatives are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in derivative liability". The Company has utilized a third party to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. This valuation was prepared by the third party valuation firm that developed the original model that the Company used to value its derivatives.

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

On February 3, 2006, as part of the sale of Lehigh, the Cornell Debentures for $250,000 issued 5/5/05 and $150,000 issued 7/20/05 were cancelled. The resulting gain on extinguishment of $94,365 has been included in other income for the three months ended March 31, 2006.

During the first quarter of 2007, certain individuals converted debentures into our common stock. As a result, we recorded a gain on extinguishment of debt in the amount of $450,650 for the quarter ended March 31, 2007.

Note 4 - Segment Reporting

Our company has two business segments: business services (which consists of turnaround execution services, management restructuring services, and business development services) and a hotel investment through our wholly owned subsidiary, Kipling Holdings, Inc.

We primarily provide business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public companies.

The Company's operations are conducted in the United States.

	Business	Hotel
	Services	Investment

Three months ended March 31, 2007
Revenue	$252,867	$-
Loss before income tax	(173,579)	(223,592)
Segment assets	1,787,757	5,006,852

Three months ended March 31, 2006
Revenue	$865,533	$-
Loss before income tax	3,349,181	-
Segment assets	2,875,096	-

Note 5 - Investment in Unconsolidated Entities

Through our wholly-owned subsidiary, Kipling Holdings, Inc, we own a 35% limited partnership interest in a partnership that owns a Hilton hotel in West Palm Beach, Florida. Because we do not control the partnership entity, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisition and any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 25 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. We periodically review our investment in unconsolidated entities for other than temporary declines in fair value. Any decline that is not expected to be recovered in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on our projections of cash flows. Since we are a limited partner, we do not make management decisions in this partnership and are subject to the decisions made by the general partner of this unconsolidated entity. This could include a sale of the property at a time and price that may not be in our best interest. While we expect the General Partner will act in good faith at all times, we could incur a loss on this investment if a sale or foreclosure of the real estate occurs at a price that does not fully recover our equity investment.
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

Note 9 - Series C Preferred Stock

We have 249 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $373,500 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Although the Series C stock is redeemable at the option of the Company, the holder of these shares is our Chief Executive Officer (“CEO”) and a Director. Since these shares are held by our CEO, who effectively has control of the redemption, we have classified our Series C preferred stock, and associated paid in capital, as a current liability in accordance with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-QSB, and the accompanying M,D&A, contains forward-looking statements.  Statements contained in this report about Turnaround Partners, Inc.’s (formerly Emerge Capital Corp.) future outlook, prospects, strategies and plans, and about industry conditions and demand for our financial services are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur.  Such risks and uncertainties include, without limitation, our continuing success in securing consulting agreements, conditions in the capital and equity markets that provide opportunities for our restructuring and turnaround services, our success in trading marketable securities, our ability to maintain contracts that are critical to our operations, actual customer demand for our financing and related services, collection of accounts and notes receivable, the success of our investment in our partnership that owns a hotel in West Palm Beach, Florida and our ability to obtain and maintain normal terms with our vendors and service providers during the periods covered by the forward-looking statements.

 The forward-looking statements contained in this report speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Turnaround Partners, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our annual report filed on Form 10-KSB and in our future periodic reports filed with the SEC. The following M,D&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein, and in conjunction with our audited financial statements, together with footnotes and the M,D&A, in our 2006 annual report filed on Form 10-KSB with the SEC.

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

Through our wholly-owned subsidiary, Kipling Holdings, Inc, we own a 35% limited partnership interest in a partnership that owns a Hilton hotel in West Palm Beach, Florida. Because we do not control the partnership entity, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisitions and any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 25 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. We periodically review our investment in unconsolidated entities for other than temporary declines in fair value. Any decline that is not expected to be recovered in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on our projections of cash flows. Since we are a limited partner, we do not make management decisions in this partnership and are subject to the decisions made by the general partner of this unconsolidated entity. This could include a sale of the property at a time and price that may not be in our best interest. While we expect the General Partner will act in good faith at all times, we could incur a loss on this investment if a sale or foreclosure of the real estate occurs at a price that does not fully recover our equity investment.

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) , to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements . An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and March 31, 2006

Revenue

Our total revenue for the three months ended March 31, 2007 was $252,867 as opposed to total revenue of $865,533 for the same period ending March 31, 2006.

For the three months ended March 31, 2006, we recorded discount income of $9,668. We did not realize any discount income for the same period ending March 31, 2007. We do not anticipate generating any significant new business in this area.

We earned $213,867 in consulting revenue for the three months ended March 31, 2007 versus $171,250 for the three months ended March 31, 2006. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. During the quarter ended March 31, 2007, we had ongoing consulting agreements with three customers compared to five during the same period 2006.

Trading in marketable securities generated income of $21,500 for the quarter ended March 31, 2007 compared to income of $664,615 for the same period in 2006. Marketable securities gains included unrealized gains of $33,863 and $571,098, respectively for the quarters ended March 31, 2007 and 2006 and realized gains (losses) of $(12,363) and $93,517, respectively for the quarters ended March 31, 2007 and 2006.

Our fee income was comparable for the two quarter ended March 31, 2007 ($17,500) and March 31, 2006 ($20,000). Fee income is generated through the realization of placement fees from clients for financing transaction that occurred during the comparable quarters.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the quarter ended March 31, 2007 were $415,487 compared to $379,493 for the period ended March 31, 2006, an increase of approximately $36,000. For the three months ended March 31, 2007, general and administrative expenses were primarily comprised of salaries and benefits ($237,083) and professional fees ($142,816). The remaining general and administrative expenses were comprised of travel, advertising, rent and other ordinary expenses necessary for our operations. For the three months ended March 31, 2006 general and administrative expenses were primarily comprised of salaries and benefits ($146,540), professional fees ($134,468), travel, entertainment and business development ($19,030), Broadcasting expenses for our radio talk show ($26,565) and other ordinary expenses necessary for our operations. Our company shares office space and certain administrative functions and staff with an affiliated company to whom we allocate costs for these shared functions based on an estimate of time usage.

Salaries and benefits increased by approximately $90,000 to $237,083 in 2007 as compared to the same period in 2006, primarily representing new employees added during the third quarter of 2005, the hiring of a part-time chief financial officer in July 2006 and a due diligence principal in January 2007.

Interest expense increased by approximately $346,000 for the three months ended March 31, 2007 as compared to the same period ended March 31, 2006. The increase is a primarily a result of the amortization of discounts related to derivatives on our convertible debentures.

Other income and expense

We recorded derivative income of $265,968 for the three months ended March 31, 2007 versus $185,986 for the same period ended March 31, 2006. These amounts represent the change in the fair value of the net derivative liability for the quarters.

Gain on sale of subsidiary of $3,042,406 represents the gain on the sale of Lehigh in February 2006.

During the first quarter of 2007 and 2006, certain individuals converted their debentures into our common stock. As a result, we recorded a gain on debt extinguishment in the amount of $450,650 in the first quarter of 2007 versus a gain of $94,365 in the first quarter of 2006.

Discontinued Operations

During February 2006, the Company sold the shares of its wholly-owned subsidiary Lehigh. The loss from discontinued operations was $4,687, for the three months ended March 31, 2006, net of applicable income tax.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

We recorded a net loss for the three months ended March 31, 2007 of $397,171 versus net income of $3,344,494 for the three months ended March 31, 2006. Net cash used in operating activities was $347,607 for the three months ended March 31, 2007. Non-cash derivative interest expense and net change in derivative liability amounted to a charge of $573,838. We recorded a gain on debt extinguishment in the amount of $450,650. An increase in the value of our marketable securities amounted to $103,140.

At March 31, 2007, the Company had a working capital deficit of $1,266,892 including $98,452 of restricted cash. Our working capital deficit includes a computed liability for the fair value of derivatives of $777,058, which will only be realized on the conversion of the derivatives, or settlement of the debentures. The Company at its option can force conversion of certain of convertible debentures into the Company's common stock at maturity date.

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

Investing activities

We received proceeds from a preferential return from our investment in the partnership that owns a hotel in West Palm Beach, Florida in the amount of $446,250.

Under our consulting agreements, we do not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%. Because of this restriction, we could be hindered in our ability to generate necessary cash for our operations.

Financing activities

For the three months ended March 31, 2007, we repaid approximately $20,000 on note payables.

We have 249 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $373,500 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Although the Series C stock is redeemable at the option of the Company, the holder of these shares is our Chief Executive Officer (“CEO”) and a Director. Since these shares are held by our CEO, who effectively has control of the redemption, we have classified our Series C preferred stock, and associated paid in capital, as a current liability in accordance with with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.

Our cash flows for the periods are summarized below:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006

Net cash provided by (used in) operating activities	$(347,607)	$46,494
Net cash provided by investing activities	443,971	111,198
Net cash used in financing activities	(20,336)	(4,554)

Our cash increased by $76,028 since December 31, 2006.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company leases its office space under an operating lease. Rental expense under operating leases for continuing operations aggregated $20,448 for the three months ended March 31, 2007.

Future minimum payments under non-cancellable operating leases for continuing operations with initial or remaining terms of one year or more consist of the following at March 31, 2007:

Operating
Leases

2007	53,143
2008	74,032
2009	74,032
2010	8,058

Total minimum lease payments	$209,265

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

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the material weaknesses described herein the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act. Because of our size, the Company shares its accounting staff with an affiliated company and is comprised of its part-time Chief Financial Officer, controller and data entry clerk. The controller and data entry clerk are considered contract employees whom also work for an affiliated company as contract employees. Our CFO is also an employee of an affiliate. Because of the structure of our staff, we have a failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain complex equity transactions are accounted for in accordance with generally accepted accounting principles.

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

Material Weaknesses Identified

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2006, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by the auditor during the December 31, 2005 and 2006 audit were the lack of segregation of duties necessary to maintain proper checks and balances between functions and the lack of procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP. The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel.

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at March 31, 2007, the end of this reporting period.

Remediation Plan regarding the Material Weaknesses

The Company has taken the following steps to address the specific problems identified by the auditors:

1
We have hired a part-time Chief Financial Officer and a contract part-time bookkeeper to allow us to properly implement segregation of duties necessary to maintain checks and balances between accounting and executive functions.

2	All non-routine transactions will be reviewed by our part-time Chief Financial Officer and contract controller before they are completed.
3
We will emphasize enhancement of the segregation of duties based on the limited resources that we have, and, where practical, we will continue to assess the cost versus benefit of adding additional resources that would mitigate the situation. Our part-time Chief Financial Officer will monitor our accounting policies to ensure proper accounting for financial derivatives and other unusual transactions on an ongoing basis.

The Company continues its efforts to remediate control weaknesses and further improve and strengthen its internal control over financial reporting under the direction of the CEO and the CFO.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. Unless noted elsewhere in this filing, management is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES (REPURCHASES) OF EQUITY SECURITIES

None

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Documents filed as a part of this report:

Exhibit 31.1: Officer's Certification Pursuant to Section 302

Exhibit 32.1: Certificate pursuant to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes - Oxley Act of 2002

(B) Current Reports filed on Form 8-K:

On January 5, 2007, the Company filed a Current Report on Form 8-K disclosing that we had completed our reincorporation from Delaware to the state of Nevada.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007	Turnaround Partners, Inc.
(Registrant)

/s/ Timothy J Connolly
Timothy J. Connolly Chief Executive Officer

Date: May 21, 2007	Turnaround Partners, Inc.
(Registrant)

/s/ Wm Chris Mathers
Wm Chris Mathers Chief Financial Officer