Form 10QSB
period 2007-06-30
Turnaround Partners, Inc.
filed 2007-08-14
CIK 1009802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2007.
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares outstanding of our common stock at July 31, 2007 was 59,292,955.

Transitional Small Business Disclosure Format (check one): ☐Yes  ☒ No

TURNAROUND PARTNERS, INC.
(formerly EMERGE CAPITAL CORP.)

FORM 10-QSB

INDEX

Page
Number
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	3 - 4
Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and	5
2006 (Unaudited)
Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and	6
2006 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and	7
2006 (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)	8 - 14
Item 2. Management’s Discussion and Analysis or Plan of Operation	14 - 19
Item 3. Controls and Procedures	20 -21

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES	22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$878,616
Restricted cash	98,452
Notes and accounts receivable	214,994
Investment in marketable securities	305,566
Due from affiliate	181,231
Prepaid expense and deferred financing costs	170,367
Total current assets	1,849,226

NONCURRENT ASSETS
Investment in real estate partnership and other investments	5,405,970
Fixed assets, net	60,371
Total noncurrent assets	5,466,341

TOTAL ASSETS	$7,315,567

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$766,656
Convertible debentures--net of $77,842 discount	1,937,187
Notes payable	137,081
Unearned income	64,167
Series C Preferred stock including associated paid in capital; liquidation preference of $367,500, redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares authorized,
245 shares issued and outstanding	217,003
Derivative liabilities	657,843

Total current liabilities	3,779,937

Convertible debentures--net of $1,320,189 discount	4,904,811
Notes payable	134,981
Accrued interest payable	681,680
Total liabilities	9,501,409

COMMITMENTS AND CONTINGENCIES	-

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)
(Continued)

SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.01, 2,000,000 shares authorized:
Series A Convertible Preferred Stock, noncumulative, $.01 par value;
400,000 shares authorized; none issued	-
Series B Convertible Preferred Stock, $.01 par value; 100,000 shares authorized;
6,666 shares issued and outstanding; no liquidation or redemption value	67
Series D Convertible Preferred Stock, 100,000 shares authorized;
700 shares issued and outstanding; no liquidation or redemption value	7
Common stock, $.001 par value; 900,000,000 shares authorized;
56,870,579 shares issued and outstanding	56,870
Additional paid-in capital	1,012,698
Retained deficit	(3,255,484)

Total shareholders' deficit	(2,185,842)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$7,315,567

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(Formerly Emerge Capital Corp. and subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2007	2006
REVENUE
Discount income	$-	$757
Consulting revenue (including $889,804 from an affiliate in 2007)	1,062,292	271,750
Marketable securities loss	(36,811)	(406,788)
Fee income	35,000	83,300
Total revenue	1,060,481	(50,981)

General and administrative expenses
(net of allocation to an affiliated entity--$48,522 for 2007
and $69,861 for 2006)	447,822	467,547
OPERATING INCOME (LOSS)	612,659	(518,528)

Other (income) expense:
Net change in derivative liability	(38,904)	(167,785)
Interest expense	139,411	35,429
Interest expense-derivatives	262,281	97,218
Interest expense - Preferred Series C stock	6,617	-
Other income - net	18,216	(18,609)
Total other (income) expense	387,621	(53,747)

NET INCOME (LOSS)	225,038	(464,781)
Preferred dividends paid	-	6,024
INCOME (LOSS) AVAILABLE TO COMMON SHARES	$225,038	$(470,805)

Basic income (loss) per share:	$0.00	$(0.02)
Diluted income (loss) per share:	$0.00	$(0.02)

Basic average shares outstanding	49,505,344	24,552,849

Diluted average shares outstanding	3,719,882,038	491,088,203

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,
	2007	2006
REVENUE
Discount income	$-	$10,425
Consulting revenue (including $889,804 from an affiliate in 2007)	1,276,159	443,000
Marketable securities gain	(15,311)	257,827
Fee income	52,500	103,300
Total revenue	1,313,348	814,552
General and administrative expenses (net of allocation to
an affiliated entity--$149,721 for 2007 and $136,404 for 2006)	863,309	847,040
OPERATING INCOME (LOSS)	450,039	(32,488)

Other (income) expense:
Gain on sale of subsidiary	-	(3,042,406)
Net change in derivative liability	227,064	14,868
Debt extinguishment	(450,650)	(94,365)
Interest expense	279,979	66,813
Interest expense-derivatives	570,151	178,709
Interest expense - Preferred Series C stock	13,233	13,818
Other income - net	(17,605)	(40,884)
Total other (income) expense	622,172	(2,903,447)
Income (loss) before income tax	(172,133)	2,870,959
INCOME TAX PROVISION
Deferred income tax benefit	-	-
Total income tax provision	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(172,133)	2,870,959

LOSS FROM DISCONTINUED OPERATIONS	-	4,687

NET INCOME (LOSS)	(172,133)	2,866,272
Preferred dividends paid	-	4,554
INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(172,133)	$2,861,718

Basic income (loss) per share:
Income (loss) from continuing operations	(0.00)	0.12
Loss from discontinued operations	-	-
	$(0.00)	$0.12
Diluted income (loss) per share:
Income (loss) from continuing operations	(0.00)	0.01
Loss from discontinued operations	-	-
	$(0.00)	$0.01
Basic average shares outstanding	41,787,323	24,140,374

Diluted average shares outstanding	3,712,164,018	490,675,728

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(172,133)	$2,866,272

Adjustment to reconcile net income (loss) to net cash
used in operating activities	(387,284)	(3,090,445)
Net cash used in operating activities	(559,417)	(224,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(3,091)	(14,018)
Cash received for sale of subsidiary	-	93,396
Preferential return from partnership	446,250	-
Proceeds from sale of investments	-	14,819
Net cash provided by investing activities	443,159	94,197

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(60,467)	(26,769)
Dividends paid on preferred stock	-	(4,554)
Net cash used in financing activities	(60,467)	(31,323)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(176,725)	(161,299)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,153,793	378,399
CASH AND CASH EQUIVALENTS, END OF PERIOD	$977,068	$217,100

SUPPLEMENTAL INFORMATION
Interest paid	$11,480	$11,181
Taxes paid	$-	$9,882

Increase in investments	$889,804	$-

Conversion of debentures to common stock:
Increase in par value	$26,231	$1,125
Increase in paid in capital	$254,318	$52,875
Redemption and purchase of preferred stock:
Decrease in accounts receivable	$6,000	$15,000
Increase in notes payable	$-	$240,000
Decrease in paid-in capital	$-	$243,498

Common stock issued for services:
Increase in prepaids	$-	$80,423
Increase in common stock	$1,192	$1,750
Increase in paid-in-capital	$14,308	$137,250

Sale of subsidiary:
Assets sold	$-	$2,906,001
Liabilities assumed by buyer	$-	$5,855,011

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly EMERGE CAPITAL CORP. AMD SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

Our unaudited Condensed Consolidated Balance Sheet as of June 30, 2007, the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and June 30, 2006, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006 have not been audited. These statements have been prepared on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. In our opinion, these unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of Turnaround Partners, Inc. and subsidiaries (formerly Emerge Capital Corp and subsidiaries (“Emerge”)). The results for the three and six months are not necessarily indicative of the results expected for the year.

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

On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for our registration payment arrangements. As of January 1, 2007 and March 31, 2007, management determined that is was not probable that we would have any payment obligation under our registration payment arrangements; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. According to the provisions of FSP EITF 00-19-2, the effect of this new method of accounting for registration payment arrangements is accounted for prospectively.

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

The computations for basic and diluted net income (loss) per share consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income (loss) from continuing operations	$225,038	$(470,805)	$(172,133)	$2,866,405
Less effect of derivatives, preferred stock and convertible debenture	369,405	(35,138)	626,544	166,025
Adjusted income (loss) from continuing operations	594,443	(505,943)	454,411	3,032,430

Loss from discontinued operations	-	-	-	(4,687)
Net income (loss)	$594,443	$(505,943)	$454,411	$3,027,743

Basic weighted average shares	49,505,344	24,552,849	41,787,323	24,140,374
Effect of dilutive securities:
Series B and D preferred stock	2,613,268,536	12,319,034	2,613,268,536	12,319,034
Convertible debentures	1,057,108,158	454,216,320	1,057,108,158	454,216,320

Diluted weighted average shares	3,719,882,038	491,088,203	3,712,164,018	490,675,728

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.00	$(0.02)	$(0.00)	$0.12
Income (loss) from discontinued operations	-	-	-	(0.00)
Net income (loss)	$0.00	$(0.02)	$(0.00)	$0.12

Diluted:
Income (loss) from continuing operations	$0.00	$(0.00)	$(0.00)	$0.01
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$0.00	$(0.00)	$(0.00)	$0.01

Note 3 - Convertible Debentures - Derivative Financial Instruments

The due date for the original issuance of certain of these debentures has been reached and mandatory conversion to equity is called for under the terms of these debentures. The company has not excercised this right as of the date of this filing.

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

On February 3, 2006, as part of the sale of Lehigh, the Cornell Debentures for $250,000 issued May 5, 2005 and $150,000 issued July 20, 2005 were cancelled. The resulting gain on extinguishment of $94,365 has been included in other income for the six months ended June 30, 2006.

We recorded a gain on extinguishment of debt in the amount of $450,650 for the six months ended June 30, 2007.

The significant assumptions utilized in valuing the embedded derivatives for the notes as of June 30, 2007 include:

•	The stock price would increase at the cost of equity with a short-term volatility of 200%

•	Registration default would occur only 5% of the time

•	Other forms of default would occur 2.5% of the time, increasing .3% per quarter

•	Alternative financing would be available starting at 0%, increasing 5% per quarter to a maximum of 50%

•	Common Shares outstanding would increase 5% per quarter

•	Exercise pricing reset events would occur 5% of the time generating a weighted average conversion price of $0.4754 for the Highgate Note only

Note 4 - Segment Reporting

Our company has two business segments: business services (which consist of turnaround execution services, management restructuring services, and business development services) and a hotel investment through our wholly owned subsidiary, Kipling Holdings, Inc.

We primarily provide business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public companies.

The Company's operations are conducted in the United States.

	Business	Hotel
	Services	Investment

Six months ended June 30, 2007
Revenue	$1,313,348	$-
Income (loss) before income tax	333,447	(505,580)
Segment assets	2,745,211	4,570,356

Six months ended June 30, 2006
Revenue	$814,552	$-
Income before income tax	2,870,959	-
Segment assets	2,257,624	-

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

Note 8 - Repurchase of Preferred Stock

On February 21, 2006, the Company agreed to repurchase 272,278 shares of the Company's Series C preferred stock for a promissory note of $240,000. The note bears interest at 8% and is payable in monthly installments of approximately $4,800 until paid in full.

On March 31, 2006, the Company redeemed ten shares of Series C preferred stock for $15,000. For the first six month of 2007, the Company redeemed four shares of Series C preferred stock for $6,000.

Note 9 - Series C Preferred Stock

We have 245 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $367,500 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Although the Series C stock is redeemable at the option of the Company, the holder of these shares is our Chief Executive Officer ("CEO"). Since these shares are held by our CEO, who effectively has control of the redemption, we have classified our Series C preferred stock, and associated paid in capital, as a current liability in accordance with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.

Note 10 - Common Stock

During the first 6 months of this year, we have issued 27,423,075 new shares of common stock. Conversions of our secured convertible debentures accounted for 26,230,768 shares while the remaining 1,192,307 were issued to two separate companies for consulting services.

Note 11 - Related Party Transactions

We realized $889,804 for the three and six months ended June 30, 2007 for consulting services provided to an affiliated company for the acquisition of a Canadian subsidiary. This amount represents a one time fee only.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and June 30, 2006

Revenue

Our total revenue for the three months ended June 30, 2007 was $1,060,481 as opposed to negative revenue of $50,981 for the same period ending June 30, 2006.

We earned $1,062,292 in consulting revenue for the three months ended June 30, 2007 versus $271,750 for the three months ended June 30, 2006. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. During the quarter ended June 30, 2007, we had ongoing consulting agreements with two customers compared to five during the same period 2006. The majority of our consulting revenue ($889,804) was a one time fee for services provided to an affiliated company for the acquisition of a Canadian subsidiary.

Trading in marketable securities generated a loss $36,811 for the quarter ended June 30, 2007 compared to a loss of $406,788 for the same period in 2006. Marketable securities losses included unrealized gains (losses) of ($179,510) and ($588,506), respectively for the quarters ended June 30, 2007 and 2006 and realized gains (losses) of $142,699 and $181,718, respectively for the quarters ended June 30, 2007 and 2006.

Our fee income for the three months ended June 30, 2007 was $35,000 and $83,300 for the quarter ended June 30, 2006. Fee income is generated through the realization of placement fees from clients for financing transactions that occurred during the comparable quarters.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the quarter ended June 30, 2007 were $447,822 compared to $467,547 for the period ended June 30, 2006, a decrease of approximately $20,000. For the three months ended March 31, 2007, general and administrative expenses were primarily comprised of salaries and benefits ($218,575) and professional fees ($156,318). The remaining general and administrative expenses were comprised of travel, advertising, rent and other ordinary expenses necessary for our operations. For the three months ended March 31, 2006 general and administrative expenses were primarily comprised of salaries and benefits ($181,842), professional fees ($165,234), travel, entertainment and business development ($28,834) and other ordinary expenses necessary for our operations. Our company shares office space and certain administrative functions and staff with an affiliated company to whom we allocate costs for these shared functions based on an estimate of time usage.

Salaries and benefits increased by approximately $37,000 to $218,575 in 2007 as compared to the same period in 2006, primarily representing the hiring of a part-time chief financial officer in July 2006.

Other income and expense

We recorded derivative income of $38,904 for the three months ended June 30, 2007 versus $167,785 for the same period ended June 30, 2006. These amounts represent the change in the fair value of the net derivative liability for the quarters.

Interest expense increased by approximately $269,000 for the three months ended June 30, 2007 as compared to the same period ended June 30, 2006. The increase is a primarily a result of amortization to derivatives on our convertible debentures.

Six Months Ended June 30, 2007 and June 30, 2006

Our total revenue for the six months ended June 30, 2007 was $1,313,348 as opposed to total revenue of $814,552 for the same period ending June 30, 2006.

For the six months ended June 30, 2006, we recorded discount income of $10,425. We did not realize any discount income for the same period ending June 30, 2007. We do not anticipate generating any significant new business in this area.

We earned $1,276,159 in consulting revenue for the six months ended June 30, 2007 versus $443,000 for the six months ended June 30, 2006. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. During the six months ended June 30, 2007, we had ongoing consulting agreements with three customers compared to five during the same period 2006. The majority of our consulting revenue ($889,804) was a one time fee for services provided to an affiliated company for the acquisition of a Canadian subsidiary.

Trading in marketable securities generated a loss of $15,311 for the six months ended June 30, 2007 compared to income of $257,827 for the same period in 2006. Marketable securities losses included unrealized gains (losses) of $176,562 and $(17,408), respectively for the six months ended June 30, 2007 and 2006 and realized gains (losses) of $(191,873) and $275,235, respectively for the six months ended June 30, 2007 and 2006.

Our fee income was for the six months ended June 30, 2007 was $52,500 versus $103,300 for the six months ended June 30, 2006. Fee income is generated through the realization of placement fees from clients for financing transaction that occurred during the comparable six months.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the six months ended June 30, 2007 were $863,309 compared to $847,040 for the six months ended June 30, 2006. For the six months ended June 30, 2007, general and administrative expenses were primarily comprised of salaries and benefits ($455,658) and professional fees ($299,134). The remaining general and administrative expenses were comprised of travel, advertising, rent and other ordinary expenses necessary for our operations. For the six months ended June 30, 2006 general and administrative expenses were primarily comprised of salaries and benefits ($328,382), professional fees ($299,702) and other ordinary expenses necessary for our operations. Our company shares office space and certain administrative functions and staff with an affiliated company to whom we allocate costs for these shared functions based on an estimate of time usage.

Salaries and benefits increased by approximately $127,000 to $455,658 in 2007 as compared to the same period in 2006, primarily representing the hiring of a part-time chief financial officer in July 2006 and a due diligence principal in January 2007.

Other income and expense

We recorded derivative expense of $227,064 for the six months ended June 30, 2007 versus $14,868 for the same period ended June 30, 2006. These amounts represent the change in the fair value of the net derivative liabilities for the first six months of the year.

Gain on sale of subsidiary of $3,042,406 represents the gain on the sale of Lehigh in February 2006.

We recorded a gain on debt extinguishment in the amount of $450,650 in the first six months of 2007 versus a gain of $94,365 in the first six months of 2006.

Interest expense increased by approximately $604,000 for the six months ended June 30, 2007 as compared to the same period ended June 30, 2006. The increase is a primarily a result of the amortization of discounts related to derivatives on our convertible debentures.

Discontinued Operations

During February 2006, the Company sold the shares of its wholly-owned subsidiary Lehigh. The loss from discontinued operations was $4,687, for the six months ended June 30, 2006, net of applicable income tax.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

We recorded a net loss for the six months ended June 30, 2007 of $172,133 versus net income of $2,866,272 for the six months ended June 30, 2006. Net cash used in operating activities was $559,417 for the six months ended June 30, 2007. Non-cash derivative interest expense and net change in derivative liability amounted to a charge of $797,215. We recorded a gain on debt extinguishment in the amount of $450,650. An increase in the value of our marketable securities amounted to $151,715.

At June 30, 2007, the Company had a working capital deficit of $1,930,711 including $98,452 of restricted cash. Our working capital deficit includes liabilities for the fair value of derivatives of $657,843, which will only be realized on the conversion of the derivatives, or settlement of the debentures. The Company at its option can force conversion of certain of convertible debentures into the Company's common stock at maturity date.

Investing activities

We received proceeds from a preferential return from our investment in the partnership that owns a hotel in West Palm Beach, Florida in the amount of $446,250.

Under our consulting agreements, we normally do not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%. Because of this restriction, we could be hindered in our ability to generate necessary cash for our operations.

Financing activities

For the six months ended June 30, 2007, we repaid approximately $60,000 on note payables.

We have 245 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $367,500 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Although the Series C stock is redeemable at the option of the Company, the holder of these shares is our Chairman of the Board of Directors. Since these shares are held by our Chairman, who effectively has control of the redemption, we have classified our Series C preferred stock, and associated paid in capital, as a current liability in accordance with with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.

Our cash flows for the periods are summarized below:

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
Net cash used in operating
activities	$(559,417)	$(224,173)
Net cash provided by
investing activities	443,159	94,197
Net cash used in financing
activities	(60,467)	(31,323)

Our cash decreased by $176,725 since December 31, 2006.

Management believes the Company may not have adequate working capital and cash to be provided from operating activities to fund future levels of operations. We anticipate that our company will grow. As our business grows we believe that we may have to raise additional capital in the private debt and/or public equity markets to fund our investments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company leases its office space under an operating lease. Rental expense under operating leases for continuing operations aggregated $35,429 for the six months ended June 30, 2007.

Future minimum payments under non-cancellable operating leases for continuing operations with initial or remaining terms of one year or more consist of the following at June 30, 2007:

Operating
Leases

2007	36,796
2008	74,032
2009	74,032
2010	8,058

Total minimum lease payments	$191,551

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

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at June 30, 2007, the end of this reporting period.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Documents filed as a part of this report:

Exhibit 31.1: Officer's Certification Pursuant to Section 302

Exhibit 32.1: Certificate pursuant to 18 U.S.C. Section 1350 as adopted to Section 906 of the Sarbanes -Oxley Act of 2002

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

Date: August 14, 2007	Turnaround Partners, Inc. (Registrant)

/s/ Timothy J Connolly Timothy J. Connolly Chief Executive Officer

Date: August 14, 2007	Turnaround Partners, Inc. (Registrant)

/s/ Wm Chris Mathers Wm Chris Mathers Chief Financial Officer