Form 10QSB/A
period 2007-03-31
Turnaround Partners, Inc.
filed 2007-09-06
CIK 1009802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On August 28, 2007, the Chief Financial Officer of Turnaround Partners, Inc. (the “Company”), with the approval of the Board of Directors of the Company, concluded that the consolidated financial statements for the period ended March 31, 2006 included in the March 31, 2007 Form 10-QSB filed on May 14, 2007 should no longer be relied on.

The Company adopted FSP EITF 00-19-2 on January 1, 2007 and incorrectly applied the new method of accounting for registration payment arrangements retrospectively. The new method of accounting for registration payment arrangements should have been accounted for prospectively. This resulted in an incorrect presentation of the consolidated financial statements for the three (3) months ended March 31, 2006.

The Company discussed the matters disclosed in this filing with the Company’s independent accountant. The Company has revised the consolidated financial statements by filing an amendment to the March 31, 2007 Quarterly Report on Form 10-QSB.

In accordance with Rune 12b-15 of the Securities Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-QSB. Except for the restatement, this Form 10-QSB/A does not materially modify or update other disclosures in the original Form 10-QSB, including the nature and character of such disclosure to reflect events after May 21, 2007, the filing date of the original Form 10-QSB. Accordingly this Form 10-QSB/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission. Currently date certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

TURNAROUND PARTNERS, INC.
(formerly EMERGE CAPITAL CORP.)

FORM 10-QSB/A

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)	4 - 5
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8 - 13
Item 2. Management’s Discussion and Analysis or Plan of Operation	14 – 18
Item 3. Controls and Procedures	19 – 20

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20
SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,131,369
Restricted cash	98,452
Notes and accounts receivable	325,870
Investment in marketable securities	256,991
Due from affiliate	128,066
Prepaid expense and deferred financing costs	245,010
Total current assets	2,185,758

NONCURRENT ASSETS
Investment in real estate partnership and other investments	4,543,005
Fixed assets, net	65,846
Total noncurrent assets	4,608,851

TOTAL ASSETS	$6,794,609

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$678,297
Convertible debentures—net of $236,568 discount	1,480,628
Notes payable	165,565
Unearned income	130,555
Series C Preferred stock including associated paid in capital; liquidation preference of $373,500, redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares authorized, 249 shares issued and outstanding

220,547
Derivative liability	777,058

Total current liabilities	3,452,650

Convertible debentures—net of $1,457,090 discount	5,167,910
Notes payable	146,628
Accrued interest payable	612,764
Total liabilities	9,379,952

COMMITMENTS AND CONTINGENCIES	-

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

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2006
REVENUE
Discount income	$-	$9,668
Consulting revenue	213,867	171,250
Marketable securities gain	21,500	664,615
Fee income	17,500	20,000
Total revenue	252,867	865,533
General and administrative expenses (net of allocation to an affiliated entity—$101,199 for 2007 and $41,796 for 2006)	415,487	379,493
OPERATING INCOME (LOSS)	(162,620)	486,040

Other (income) expense:
Gain on sale of subsidiary	-	(3,042,406)
Net change in derivative liability	265,968	182,653
Debt extinguishment	(450,650)	(94,365)
Interest expense	140,568	31,384
Interest expense-derivatives	307,870	81,491
Interest expense - Preferred Series C stock	6,616	7,794
Other income - net	(35,821)	(22,275)
Total other (income) expense	234,551	(2,855,724)
Income (loss) before income tax	(397,171)	3,341,764
INCOME TAX PROVISION
Deferred income tax benefit	-	-
Total income tax provision	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(397,171)	3,341,764

LOSS FROM DISCONTINUED OPERATIONS	-	4,687

NET INCOME (LOSS)	(397,171)	3,337,077
Preferred dividends paid	-	4,554
INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(397,171)	$3,332,523

Basic income (loss) per share:
Income (loss) from continuing operations	(0.01)	0.14
Loss from discontinued operations	-	-
	$(0.01)	$0.14

Diluted income (loss) per share:
Income (loss) from continuing operations	(0.01)	0.01
Loss from discontinued operations	-	-
	$(0.01)	$0.01

Basic average shares outstanding	33,954,444	23,735,816

Diluted average shares outstanding	33,954,444	490,271,170

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(397,171)	$3,337,077

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities	49,564	(3,290,583)
Net cash provided by (used in) operating activities	(347,607)	46,494

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(2,279)	(5,418)
Cash received for sale of subsidiary	-	93,396
Preferential return from partnership	446,250	-
Proceeds from sale of investments	-	23,220
Net cash provided by investing activities	443,971	111,198

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(20,336)	-
Dividends paid on preferred stock	-	(4,554)
Net cash used in financing activities	(20,336)	(4,554)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,028	153,138
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,153,793	378,399
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,229,821	$531,537

SUPPLEMENTAL INFORMATION
Interest paid	$6,257	$-
Taxes paid	$-	$9,882
Conversion of debentures to common stock:
Increase in par value	$10,338	$-
Increase in paid in capital	$112,486	$-
Redemption and purchase of preferred stock:
Decrease in accounts receivable	$-	$15,000
Increase in notes payable	$-	$240,000
Decrease in paid-in capital	$-	$243,498

Sale of subsidiary:
Assets sold	$-	$2,906,001
Liabilities assumed by buyer	$-	$5,855,011

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

On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for our registration payment arrangements. As of January 1, 2007 and March 31, 2007, management determined that is was not probable that we would have any payment obligation under our registration payment arrangements; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, these amended comparative condensed consolidated financial statements have been adjusted to apply the new method prospectively. The following financial statement line items for the three months ended March 31, 2007 were affected by the change in accounting principle:

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

The computations for basic and diluted net income (loss) per share consist of the following:

	Three Months Ended March 31,
	2007	2006

Income (loss) from continuing operations	$(397,171)	$3,332,523
Less effect of derivatives, preferred stock and convertible debenture	-	218,785
Adjusted income (loss) from continuing operations	(397,171)	3,551,308
Loss from discontinued operations	-	(4,687)
Net income (loss)	$(397,171)	$3,546,621

Basic weighted average shares	33,954,444	23,735,816
Effect of dilutive securities:
Series D preferred stock	-	12,319,034
Convertible debentures	-	454,216,320

Diluted weighted average shares	33,954,444	490,271,170

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.01)	$0.14
Income (loss) from discontinued operations	-	(0.00)
Net income (loss)	$(0.01)	$0.14

Diluted:
Income (loss) from continuing operations	$(0.01)	$0.01
Income (loss) from discontinued operations	-	(0.00)
Net income (loss)	$(0.01)	$0.01

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

During the first quarter of 2007, certain individuals converted debentures into our common stock. As a result, we recorded a gain on extinguishment of debt in the amount of $450,000 for the quarter ended March 31, 2007.

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

The Company's operations are conducted in the United States.

	Business Services	Hotel Investment

Three months ended March 31, 2007
Revenue	$252,867	$-
Loss before income tax	(173,579)	(223,592)
Segment assets	1,787,757	5,006,852

Three months ended March 31, 2006
Revenue	$865,533	$-
Loss before income tax	3,341,764	-
Segment assets	2,875,096	-

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

Note 9 – Series C Preferred Stock

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

Note 10 – RESTATEMENT OF MARCH 31, 2006 FINANCIAL STATEMENTS

Turnaround Partners, Inc., fka Emerge Capital Corp, (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 to restate the financial results and Note 1 – Basis of Presentation. The restatement removes the effect of the provisions of FSP EITF 00-19-2 to account for our registration payment arrangements for the three months ended March 31, 2006. The Company adopted FSP EITF 00-19-2 on January 1, 2007 and incorrectly applied the new method of accounting for registration payment arrangements retrospectively. The new method of accounting for registration payment arrangements should have been accounted for prospectively. This resulted in an incorrect presentation of the consolidated financial statements for the three (3) months ended March 31, 2006.

Adjustments were recorded to remove the effect of the retroactive entries to apply FSP EITF 00-19-2 to Interest expense – Derivatives ($10,750) and Net change in fair value of derivative $3,333 for the three months ended March 31, 2006. These items affected the income statement and statement of cash flows only for the three months ended March 31, 2006. The effect of the restatement was to change the income statement and cash flows for March 31, 2006 to the originally filed statements in the March 31, 2006 Form 10-QSB.

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

Trading in marketable securities generated income of $21,500 for the quarter ended March 31, 2007 compared to income of $664,615 for the same period in 2006. Marketable securities losses included unrealized gains (losses) of $33,863 and $571,098, respectively for the quarters ended March 31, 2007 and 2006 and realized gains (losses) of $(12,363) and $93,517, respectively for the quarters ended March 31, 2007 and 2006.

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

Salaries and benefits increased by approximately $100,000 to $237,083 in 2007 as compared to the same period in 2006, primarily representing new employees added during the third quarter of 2005, the hiring of a part-time chief financial officer in July 2006 and a due diligence principal in January 2007.

Interest expense increased by approximately $334,000 for the three months ended March 31, 2007 as compared to the same period ended March 31, 2006. The increase is a primarily a result of the amortization of discounts related to derivatives on our convertible debentures.

Other income and expense

We recorded derivative income of $265,968 for the three months ended March 31, 2007 versus $182,653 for the same period ended March 31, 2006. These amounts represent the change in the fair value of the net derivative liability for the quarters.

Gain on sale of subsidiary of $3,042,406 represents the gain on the sale of Lehigh in February 2006.

During the first quarter of 2007 and 2006, certain individuals converted their debentures into our common stock. As a result, we recorded a gain on debt extinguishment in the amount of $450,650 in the first quarter of 2007 versus a gain of $94,365 in the first quarter of 2006.

Discontinued Operations

During February 2006, the Company sold the shares of its wholly-owned subsidiary Lehigh. The loss from discontinued operations was $4,688, for the three months ended March 31, 2006, net of applicable income tax.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

We recorded a net loss for the three months ended March 31, 2007 of $397,171 versus net income of $3,332,523 for the three months ended March 31, 2006. Net cash used in operating activities was $347,607 for the three months ended March 31, 2007. Non-cash derivative interest expense and net change in derivative liability amounted to a charge of $573,838. We recorded a gain on debt extinguishment in the amount of $450,650. An increase in the value of our marketable securities amounted to $103,140.

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

Date: September 6, 2007	Turnaround Partners, Inc.
(Registrant)

/s/ Timothy J Connolly
Timothy J. Connolly Chief Executive Officer

Date: September 6, 2007	Turnaround Partners, Inc.
(Registrant)

/s/ Wm Chris Mathers
Wm Chris Mathers Chief Financial Officer