Form 10QSB
period 2007-09-30
Turnaround Partners, Inc.
filed 2007-11-13
CIK 1009802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2007.

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

The number of shares outstanding of our common stock at November 6, 2007 was 104,522,422.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

TURNAROUND PARTNERS, INC.
(formerly EMERGE CAPITAL CORP.)

FORM 10-QSB

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited)	3 - 4
Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 (Unaudited)	5
Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8 - 14
Item 2. Management’s Discussion and Analysis or Plan of Operation	15 - 20
Item 3. Controls and Procedures	20 -21

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	22
Item 6. Exhibits	22
SIGNATURES	23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$280,433
Notes and accounts receivable - less reserve of $36,161	159,358
Investment in marketable securities	559,394
Due from affiliate	16,740
Prepaid expense and deferred financing costs	90,678
Total current assets	1,106,603

NONCURRENT ASSETS
Investment in real estate partnership and other investments	5,382,175
Fixed assets, net	54,420
Total noncurrent assets	5,436,595

TOTAL ASSETS	$6,543,198

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$672,137
Convertible debentures—net of $18,260 discount	1,963,907
Notes payable	111,584
Unearned income	36,667
Series C Preferred stock including associated paid in capital; liquidation preference of $337,500, redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares authorized, 225 shares issued and outstanding	199,282
Derivative liabilities	417,627

Total current liabilities	3,401,204

Convertible debentures--net of $1,228,619 discount	4,996,381
Notes payable	123,100
Accrued interest payable	791,513
Total liabilities	9,312,198

COMMITMENTS AND CONTINGENCIES	-

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)
(Continued)

SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.01, 2,000,000 shares authorized:
Series A Convertible Preferred Stock, noncumulative, $.01 par value; 400,000 shares authorized; none issued	-
Series B Convertible Preferred Stock, $.01 par value; 100,000 shares authorized; 6,666 shares issued and outstanding; no liquidation or redemption value	67
Series D Convertible Preferred Stock, 100,000 shares authorized; 700 shares issued and outstanding; no liquidation or redemption value	7
Common stock, $.001 par value; 900,000,000 shares authorized; 72,596,680 shares issued and outstanding	72,597
Additional paid-in capital	1,039,352
Retained deficit	(3,881,023)
Total shareholders' deficit	(2,769,000)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 6,543,198

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(Formerly Emerge Capital Corp. and subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2007	2006
REVENUE
Consulting revenue	$52,501	$223,194
Marketable securities loss	(176,197)	(29,716)
Fee income	2,150	65,500
Total revenue	(121,546)	258,978

General and administrative expenses (net of allocation to an affiliated entity—$50,114 for 2007 and $62,154 for 2006)	414,222	537,294
OPERATING LOSS	(535,768)	(278,316)

Other (income) expense:
Net change in derivative liability	(229,744)	(192,830)
Merger expense	-	140,000
Interest expense	141,275	35,094
Interest expense-derivatives	150,198	129,660
Interest expense - Preferred Series C stock	6,616	-
Other (income) expense - net	21,427	(17,614)
Total other (income) expense	89,772	94,310

NET LOSS	(625,540)	(372,626)
Preferred dividends paid	-	6,633
LOSS AVAILABLE TO COMMON SHARES	$(625,540)	$(379,259)

Basic loss per share:	$(0.01)	$(0.01)
Diluted loss per share:	$(0.00)	$(0.00)

Basic average shares outstanding	63,864,272	25,652,664

Diluted average shares outstanding	8,790,550,336	531,246,476

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,
	2007	2006
REVENUE
Discount income	$-	$10,425
Consulting revenue (including $889,804 from an affiliate in 2007)	1,328,660	666,194
Marketable securities gain (loss)	(191,508)	228,111
Fee income	54,650	168,800
Total revenue	1,191,802	1,073,530
General and administrative expenses (net of allocation to an affiliated entity—$199,835 for 2007 and $198,558 for 2006)	1,277,531	1,384,334
OPERATING LOSS	(85,729)	(310,804)

Other (income) expense:
Gain on sale of subsidiary	-	(3,042,406)
Net change in derivative liability	(2,680)	(177,962)
Debt extinguishment	(450,650)	(94,365)
Merger expense	-	140,000
Interest expense	421,254	101,907
Interest expense-derivatives	720,349	308,369
Interest expense - Preferred Series C stock	19,849	20,451
Other (income) expense - net	3,822	(58,498)
Total other (income) expense	711,944	(2,802,504)
Income (loss) before income tax	(797,673)	2,491,700
INCOME TAX PROVISION
Deferred income tax benefit	-	-
Total income tax provision	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(797,673)	2,491,700

LOSS FROM DISCONTINUED OPERATIONS	-	4,687

NET INCOME (LOSS)	(797,673)	2,487,013
Preferred dividends paid	-	4,554
INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(797,673)	$2,482,459

Basic income (loss) per share:
Income (loss) from continuing operations	(0.02)	0.10
Loss from discontinued operations	-	-
	$(0.02)	$0.10

Diluted income (loss) per share:
Income (loss) from continuing operations	(0.00)	0.00
Loss from discontinued operations	-	-
	$(0.00)	$0.00

Basic average shares outstanding	49,181,973	24,650,000

Diluted average shares outstanding	8,775,868,037	530,243,822

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly Emerge Capital Corp and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(797,673)	$2,487,013

Adjustment to reconcile net income (loss) to net cash used in operating activities	(420,999)	(2,098,397)
Net cash used in operating activities	(1,218,672)	388,616

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(3,091)	(21,784)
Cash received for sale of subsidiary	-	93,396
Preferential return from partnership	446,250	-
Cash received in purchase of subsidary	-	191,346
Net cash provided by investing activities	443,159	262,958

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(97,847)	(53,924)
Dividends paid on preferred stock	-	(4,554)
Net cash used in financing activities	(97,847)	(58,478)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(873,360)	593,096
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,153,793	378,399
CASH AND CASH EQUIVALENTS, END OF PERIOD	$280,433	$971,495

SUPPLEMENTAL INFORMATION
Interest paid	$17,741	$11,181
Taxes paid	$-	$9,882

Decrease in notes receivable	$900,000	$-
Increase in investments	$1,789,804	$-

Conversion of debentures to common stock:
Increase in par value	$41,958	$1,125
Increase in paid in capital	$280,972	$52,875
Redemption and purchase of preferred stock:
Decrease in accounts receivable	$36,000	$15,000
Increase in notes payable	$-	$240,000
Decrease in paid-in capital	$-	$243,498

Purchase of subsidiary:
Cost of acquiring stock	$-	$10,000
Non-cash assets purchased	$-	$5,106,226
Non-cash liabilities assumed	$-	$8,600,836
Dividend to shareholder	$-	$3,313,264

Common stock issued for services:
Increase in prepaids	$-	$221,423
Increase in common stock	$-	$3,800
Increase in paid-in-capital	$-	$279,700

Sale of subsidiary:
Assets sold	$-	$2,906,001
Liabilities assumed by buyer	$-	$5,861,821

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
(formerly EMERGE CAPITAL CORP. AMD SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

Our unaudited Condensed Consolidated Balance Sheet as of September 30, 2007, the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 30, 2006, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006 have not been audited. These statements have been prepared on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. In our opinion, these unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of Turnaround Partners, Inc. and subsidiaries (formerly Emerge Capital Corp and subsidiaries (“Emerge”)). The results for the three and nine months are not necessarily indicative of the results expected for the year.

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

The computations for basic and diluted net income (loss) per share consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income (loss) from continuing operations	$(625,540)	$(379,259)	$(797,673)	$2,487,146
Less effect of derivatives, preferred stock and convertible debenture	68,345	(31,296)	708,122	144,918
Adjusted income (loss) from continuing operations	(557,195)	(410,555)	(89,551)	2,632,064

Loss from discontinued operations	-	-	-	(4,687)
Net income (loss)	$(557,195)	$(410,555)	$(89,551)	$2,627,377

Basic weighted average shares	63,864,272	25,652,664	49,181,973	24,650,000
Effect of dilutive securities:
Series B and D preferred stock	6,163,693,365	454,216,320	6,163,693,365	454,216,320
Convertible debentures	2,562,992,698	51,377,492	2,562,992,698	51,377,492

Diluted weighted average shares	8,790,550,336	531,246,476	8,775,868,037	530,243,812

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.01)	$(0.01)	$(0.02)	$0.10
Income (loss) from discontinued operations	-	-	-	(0.00)
Net income (loss)	$(0.01)	$(0.01)	$(0.02)	$0.10

Diluted:
Income (loss) from continuing operations	$(0.00)	$(0.00)	$(0.00)	$0.00
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$(0.00)	$(0.00)	$(0.00)	$0.00

Note 3 - Convertible Debentures - Derivative Financial Instruments

The due date for the original issuance of certain of these debentures has been reached and mandatory conversion to equity is called for under the terms of these debentures. The company has not exercised this right as of the date of this filing.

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

We recorded a gain on extinguishment of debt in the amount of $450,650 for the nine months ended September 30, 2007.

The significant assumptions utilized in valuing the embedded derivatives for the notes as of September 30, 2007 include:

-	The stock price would increase at the cost of equity with a short-term volatility of 200%

-	Registration default would occur only 5% of the time

-	Other forms of default would occur 2.5% of the time, increasing .3% per quarter

-	Alternative financing would be available starting at 0%, increasing 5% per quarter to a maximum of 50%

-	Common Shares outstanding would increase 5% per quarter

-	Exercise pricing reset events would occur 5% of the time generating a weighted average conversion price of $0.4751 for the Highgate Note only

On October 22, 2007 the Company elected to extend the holder’s right to convert the debentures into common stock until December 31, 2007. On this date, the debentures shall be automatically converted into common stock in accordance with the terms of the debentures.

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

The Company's operations are conducted in the United States.

	Business Services	Hotel Investment
Nine months ended September 30, 2007
Revenue	$1,191,802	$-
Income (loss) before income tax	(45,217)	(752,456)
Segment assets	2,091,589	4,451,609

Nine months ended September 30, 2006
Revenue	$1,073,530	$-
Income before income tax	2,487,013	-
Segment assets	2,311,183	5,816,687

Note 5 – Investment in Unconsolidated Entities

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

On March 31, 2006, the Company redeemed ten shares of Series C preferred stock for $15,000. For the first nine month of 2007, the Company redeemed 24 shares of Series C preferred stock for $36,000.

Note 9 – Series C Preferred Stock

We have 225 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $337,500 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Although the Series C stock is redeemable at the option of the Company, the holder of these shares is our Chief Executive Officer (“CEO”). Since these shares are held by our CEO, who effectively has control of the redemption, we have classified our Series C preferred stock, and associated paid in capital, as a current liability in accordance with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.

Note 10 – Common Stock

During the first nine months of this year, we have issued 43,149,176 new shares of common stock. Conversions of our secured convertible debentures accounted for 41,956,869 shares while the remaining 1,192,307 were issued to two separate companies for consulting services.

Note 11 – Related Party Transactions

We realized $889,804 for the nine months ended September 30, 2007 for consulting services provided to an affiliated company for the acquisition of a Canadian subsidiary. This amount represents a one time fee only.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and September 30, 2006

Revenue

We had negative revenue for the three months ended September 30, 2007 of $121,546 as opposed to revenue of $258,978 for the same period ending September 30, 2006. The primary reason for the negative revenue for the three months ended September 30, 2007 was attributable to losses incurred on marketable securities and a decrease in consulting revenue as discussed below.

We earned $52,501 in consulting revenue for the three months ended September 30, 2007 versus $223,194 for the three months ended September 30, 2006. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. During the quarter ended September 30, 2007, we had ongoing consulting agreements with two customers compared to five during the same period 2006.

Trading in marketable securities generated a loss $176,197 for the quarter ended September 30, 2007 compared to a loss of $29,716 for the same period in 2006. Marketable securities losses included unrealized gains (losses) of ($119,672) and $28,943, respectively for the quarters ended September 30, 2007 and 2006 and realized losses of ($56,525) and ($58,659), respectively for the quarters ended September 30, 2007 and 2006.

Our fee income for the three months ended September 30, 2007 was $2,150 and $65,500 for the quarter ended September 30, 2006. Fee income is generated through the realization of placement fees from clients for financing transactions that occurred during the comparable quarters.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the quarter ended September 30, 2007 were $414,222 compared to $537,294 for the period ended September 30, 2006, a decrease of approximately $123,000. For the three months ended September 30, 2007, general and administrative expenses were primarily comprised of salaries and benefits ($192,509) and professional fees ($88,493). The remaining general and administrative expenses were comprised of travel, advertising, rent and other ordinary expenses necessary for our operations. For the three months ended September 30, 2006 general and administrative expenses were primarily comprised of salaries and benefits ($257,674) and professional fees ($154,226). The remaining general and administrative expenses were comprised of travel, entertainment and business development, and other ordinary expenses necessary for our operations. Our company shares office space and certain administrative functions and staff with an affiliated company to whom we allocate costs for these shared functions based on an estimate of time usage.

Salaries and benefits decreased by approximately $65,000 to $192,509 in 2007 as compared to the same period in 2006, primarily representing the reduction in staff in 2007 versus 2006.

Interest expense increased by approximately $127,000 for the three months ended September 30, 2007 as compared to the same period ended September 30, 2006. The increase is a primarily a result of the $6,225,000 Kipling convertible debenture from the 2006 acquisition.

Other income and expense

We recorded derivative income of $229,744 for the three months ended September 30, 2007 versus $192,830 for the same period ended September 30, 2006. These amounts represent the change in the fair value of the net derivative liability for the quarter.

Nine Months Ended September 30, 2007 and September 30, 2006

Our total revenue for the nine months ended September 30, 2007 was $1,191,802 as opposed to total revenue of $1,073,530 for the same period ending September 30, 2006.

For the nine months ended September 30, 2006, we recorded discount income of $10,425. We did not realize any discount income for the same period ending September 30, 2007. We do not anticipate generating any significant new business in this area.

We earned $1,328,660 in consulting revenue for the nine months ended September 30, 2007 versus $666,194 for the nine months ended September 30, 2006. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. During the nine months ended September 30, 2007, we had ongoing consulting agreements with three customers compared to five during the same period 2006. The majority of our consulting revenue ($889,804) was a one time fee for services provided to an affiliated company for the acquisition of a Canadian subsidiary.

Trading in marketable securities generated a loss of $191,508 for the nine months ended September 30, 2007 compared to income of $228,111 for the same period in 2006. Marketable securities losses included unrealized gains of $56,891 and $11,535, respectively for the nine months ended September 30, 2007 and 2006 and realized gains (losses) of $(248,399) and $216,576, respectively for the nine months ended September 30, 2007 and 2006.

Our fee income was for the nine months ended September 30, 2007 was $54,650 versus $168,800 for the nine months ended September 30, 2006. Fee income is generated through the realization of placement fees from clients for financing transaction that occurred during the comparable nine months.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the nine months ended September 30, 2007 were $1,277,531 compared to $1,384,334 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, general and administrative expenses were primarily comprised of salaries and benefits ($648,167) and professional fees ($387,627). The remaining general and administrative expenses were comprised of travel, advertising, rent and other ordinary expenses necessary for our operations. For the nine months ended September 30, 2006 general and administrative expenses were primarily comprised of salaries and benefits ($586,056), professional fees ($453,928) and other ordinary expenses necessary for our operations. Our company shares office space and certain administrative functions and staff with an affiliated company to whom we allocate costs for these shared functions based on an estimate of time usage.

Salaries and benefits increased by approximately $62,000 to $648,167 in 2007 as compared to the same period in 2006, primarily representing the hiring of a part-time chief financial officer in July 2006 and a due diligence principal in January 2007.

Interest expense increased by approximately $319,000 for the nine months ended September 30, 2007 as compared to the same period ended September 30, 2006. The increase is a primarily a result of the $6,225,000 Kipling convertible debenture from the 2006 acquisition.

Other income and expense

We recorded derivative income of $2,680 for the nine months ended September 30, 2007 versus income of $177,962 for the same period ended September 30, 2006. These amounts represent the change in the fair value of the net derivative liabilities for the first nine months of the year.

Gain on sale of subsidiary of $3,042,406 for the nine months ended September 30, 2006 represents the gain on the sale of Lehigh in February 2006.

We recorded a gain on debt extinguishment in the amount of $450,650 in the first nine months of 2007 versus a gain of $94,365 in the first nine months of 2006.

Discontinued Operations

During February 2006, the Company sold the shares of its wholly-owned subsidiary Lehigh. The loss from discontinued operations was $4,687, for the nine months ended September 30, 2006, net of applicable income tax.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

We recorded a net loss for the nine months ended September 30, 2007 of $797,673 versus net income of $2,487,013 for the nine months ended September 30, 2006. Net cash used in operating activities was $1,218,672 for the nine months ended September 30, 2007. Non-cash derivative interest expense and net change in derivative liability amounted to a charge of $717,669. We recorded a gain on debt extinguishment in the amount of $450,650. Marketable securities losses amounted to $191,508.

At September 30, 2007, the Company had a working capital deficit of $2,294,601. Our working capital deficit includes liabilities for the fair value of derivatives of $417,627, which will only be realized on the conversion of the derivatives, or settlement of the debentures. The Company at its option can force conversion of certain of convertible debentures into the Company's common stock at maturity date.

On October 22, 2007 the Company elected to extend the holder’s right to convert the debentures into common stock until December 31, 2007. On this date, the debentures shall be automatically converted into common stock in accordance with the terms of the debentures.

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

Financing activities

For the nine months ended September 30, 2007, we repaid approximately $98,000 on notes payable.

We have 225 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $337,500 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Although the Series C stock is redeemable at the option of the Company, the holder of these shares is our Chairman of the Board of Directors. Since these shares are held by our Chairman, who effectively has control of the redemption, we have classified our Series C preferred stock, and associated paid in capital, as a current liability in accordance with with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.

Our cash flows for the periods are summarized below:

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006

Net cash provided (used) in operating activities	$(1,218,672)	$388,616
Net cash provided by investing activities	443,159	262,958
Net cash used in financing activities	(97,847)	(58,478)

Our cash has decreased by $873,360 since December 31, 2006.

Management believes the Company may not have adequate working capital and cash to be provided from operating activities to fund future levels of operations. If our business grows we believe that we will have to raise additional capital in the private debt and/or public equity markets to fund our investments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company leases its office space under an operating lease. Rental expense under operating leases for continuing operations aggregated $65,079 for the nine months ended September 30, 2007.

Future minimum payments under non-cancellable operating leases for continuing operations with initial or remaining terms of one year or more consist of the following at September 30, 2007:

Operating
Leases

2007	18,398
2008	74,032
2009	74,032
2010	8,058

Total minimum lease payments	$174,520

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

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at September 30, 2007, the end of this reporting period.

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

Date: November 12, 2007	Turnaround Partners, Inc.
(Registrant)

/s/ Timothy J Connolly
Timothy J. Connolly Chief Executive Officer

Date: November 12, 2007	Turnaround Partners, Inc.
(Registrant)

/s/ Wm Chris Mathers
Wm Chris Mathers Chief Financial Officer