Form 10KSB
period 2007-12-31
Turnaround Partners, Inc.
filed 2008-05-14
CIK 1009802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
FOR THE YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NUMBER 0-28606

 TURNAROUND PARTNERS, INC.

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

The Company's revenues for its most recent fiscal year were $1,127,219.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2008 was $197,694 based on a value of $0.0004 per share.

The number of shares of common stock, par value $0.001 per share, outstanding as of April 10, 2008 were 494,236,058.

Transitional Small Business Disclosure Format (check one) Yes☐ No ☒

TURNAROUND PARTNERS, INC.

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2007

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

On August 31, 2005, NuWave entered into a merger agreement (the "Agreement") with Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies ("Shareholders"). The Company was subsequently renamed Turnaround Partners, Inc. The transaction was accounted for as a reverse acquisition since control of the merged group passed to the shareholders of the acquired company (Corporate Strategies).

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

The Company issued and delivered shares of its Series B convertible Preferred stock ("Series B Preferred") to each holder of Corporate Strategies Class B common stock so that effectively upon conversion of the Series B Preferred into common shares, the common shares issued upon conversion shall be equal to ninety-five percent (95%) of the issued and outstanding stock of the Company (calculated on a fully diluted basis as of the date of the Merger, following the issuance of all the Merger Consideration (as such term is defined in the Agreement) and after giving effect to such conversion, but not including any shares of Common Stock issuable upon conversion of any then outstanding Company convertible debentures. Therefore, the Merger Consideration for the Common Stock, Series C Preferred and Series B Preferred was the Corporate Strategies Class A common, Series A preferred and Class B common, respectively. The number of shares issued to the Shareholders in connection with the Merger was based upon a determination by the Company's Board of Directors (the "Board").

The terms of the Series B Preferred were subsequently modified. In connection with the Kipling purchase, 93,334 shares of Series B Preferred were exchanged for a like number of Series D Preferred, which were subsequently reduced to 700 shares of Series D Preferred. The remaining 6,666 shares of Series B Preferred are convertible into 4,195,445 shares of common stock. Each share of the Series D may be convertible, at the option of the holder, at any time and from time to time after December 31, 2006 through June 30, 2009, into that number of shares of Common Stock equal to the greater of (a) one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D and (b) One Hundred Thousand (100,000) shares of Common Stock. Each share of Series D Preferred Stock held by the Holders which has not been converted on or before June 30, 2009 into shares of Common Stock shall be convertible, at the option of the Holder of such share, at any time and from time to time after June 30, 2009 into one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding on June 30, 2009, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D Preferred Stock. The shares of Common Stock received upon conversion shall be fully paid and non-assessable shares of Common Stock. Due to the change in control of the Company, Mr. Connolly and his spouse may not convert debentures that would result in ownership of more than 4.99% of the Company at the time of conversion.

The Series B and D Convertible Preferred Stockholders and the holders of the common stock vote together and the Preferred Stock shall be counted on an "as converted" basis, thereby giving the Preferred Shareholders control of the Company.

In November 2006, we migrated from a Delaware corporation to a Nevada corporation and changed the name of the Company to Turnaround Partners, Inc.

On May 31, 2006, we filed an S-8 with the Securities and Exchange Commission for the Emerge Capital Corp. 2005 Stock Incentive Plan (the “Plan”). The document was submitted to register 10,000,000 shares of common stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (a) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Company, and (b) enabling the Company to attract, retain and reward the best-available persons. This document is herein incorporated by reference. As of December 31, 2007 there were 7,250,000 shares available under the Plan.

On September 30, 2006, we completed a stock purchase agreement (the “Agreement”) with Kipling Holdings, Inc. (“Kipling”) and Timothy J. Connolly, to acquire 100% of the total issued and outstanding capital stock of Kipling, a Delaware corporation. Kipling holds a limited partnership interest in a hotel in West Palm Beach, Florida.

On December 5, 2007 (the “Closing Date”), the Company filed on Form 8-K Current Report, as amended on December 14, 2007 and February 20, 2008, disclosing that the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mr. Timothy J. Connolly, an individual, and Viewpoint Capital, LLC, a Nevada limited liability company (the “Investor”) pursuant to which the Company issued to the Investor one (1) share of the Company’s Series E convertible preferred stock, par value $0.01 per share (“Series E Preferred”), which such Series E Preferred is convertible into Three Hundred Million Shares (300,000,000) of common stock of the Company, par value $0.001 per share (“Common Stock”) in exchange for the transfer by the Investor to the Company of Four Million (4,000,000) unrestricted, free-trading shares of common stock of Asset Capital Group, Inc., a Nevada corporation (“ACGU Common Stock”) having a value of Three Million Four Hundred Thousand Dollars ($3,400,000) based on the closing price of ACGU Common Stock as of the Closing Date as reported on the Pink Sheets, LLC. ACGU Common Stock trades under the symbol “ACGU.PK”. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Company’s Common Stock by virtue of the Investor’s ownership of the Series E Preferred.

On February 13, 2008, the Investor delivered to the Company a notice to convert the one (1) shares of Series E Preferred to Three Hundred Million (300,000,000) shares of Common Stock. On February 14, 2008, the Company issued to the Investor Three Hundred Million (300,000,000) shares of Common Stock, all of which are restricted, and canceled the One (1) share of Series E Preferred. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Common Stock of the Company.

During the month of March 2008, we sold our investment in stock of ACGU for approximately $7,700. Consequently, our investment in marketable securities as of December 2007 includes the net realizable value of these securities sold in March 2008.

Effective as of the Closing Date, Mr. Connolly resigned as Vice Chairman of the Board and as President and Chief Executive Officer of the Company, however Mr. Connolly shall continue to serve as President and Chief Executive Officer of Corporate Strategies, Inc., a Texas corporation and wholly-owned subsidiary of the Company (“CSI”) with the understanding that the business of CSI will be discontinued or spun off to its stockholders. In addition, Mr. Connolly shall continue to receive the same compensation as he has received through the Closing Date for his aforementioned continued services to CSI through December 31, 2008, which such date may be extended by mutual agreement by and among the parties to the Purchase Agreement.

Furthermore, Mr. Connolly (and his spouse) agreed on the Closing Date to relinquish certain non-dilutive rights in favor of Mr. Connolly (and his spouse) contained in Seven Hundred (700) shares of Series D convertible preferred stock held by Mr. Connolly (and his spouse) effective June 30, 2009 (instead of the previous date of December 31, 2010) in exchange for the Company conveying all rights to the names “Turnaround Partners, Inc.”, “Corporate Strategies, Inc.” and “Kipling Holdings, Inc.”, as well as all title to all furniture and equipment in the Houston office of the Company. The parties to the Purchase Agreement also agreed that the names of these companies shall be changed within sixty (60) days following the Closing Date.

In connection with the Purchase Agreement, Mr. Russell Kidder was appointed to serve as President, Chief Executive Officer and as a Director of the Company effective as of the Closing Date.

As disclosed in the Form 8-K Current Report referred to above, the Company disclosed that effective as of December 27, 2007, the Board of Directors of the Registrant (the “Board”) accepted the resignation of (a) Wm. Chris Mathers from his position as Chief Financial Officer of the Registrant and (b) Fred Zeidman from his position as a member of the Board. Mr. Russell Kidder, the Registrant’s current President, Chief Executive Officer and member of the Board, shall serve as interim Chief Financial Officer, effective as of December 27, 2007.

As filed on Form 8-K Current Report on January 3, 2008, the Company disclosed that effective as of December 31, 2007, Corporate Strategies, Inc. (“CSI”), a Texas corporation and wholly-owned subsidiary of Turnaround Partners, Inc., a Nevada corporation (the “Registrant”) entered into a Purchase Agreement (the “Agreement”) with Natural Nutrition, Inc., a Nevada corporation (“NN”) and CSI Business Finance, Inc., a Texas corporation and wholly-owned subsidiary of NN (together with NN, the “Buyer”) pursuant to which CSI conveyed, transferred and assigned to the Buyer all of its title to and rights in CSI’s ten percent (10%) interest in the total issued and outstanding capital stock of Interactive Nutrition International, Inc., a company organized under the laws of Canada (“INII”) in exchange for the conveyance, transfer and assignment to CSI by the Buyer of certain Notes held by the Buyer (as such term is defined in the Agreement) plus a cash payment equal to One Hundred Ninety-Eight Thousand Eight Hundred Ninety-Nine Dollars and Ten Cents ($198,899.10). In addition, NN assumed payment for all of CSI’s office lease, equipment payments and any other payments related to the office space at 109 N. Post Oak Lane, Suite 422, Houston, Texas 77024 for the remainder of the lease term and any renewals.

Operations

Principal services and our market

The discussion below regarding our principal services and market assumes the Company will continue with its current business plan, however, in light of the Company’s change in control of ownership, the Company is contemplating a new business model. Currently, the Company believes the new business plan going forward will be to focus on alternative and clean technologies.

The Company is an established provider of restructuring strategies, turnaround execution and business development services for emerging and re-emerging public companies. The Company markets its services to public companies, hedge funds, institutional investors and banks that have significant exposure in troubled micro-cap public companies. These companies are typically either in operational or financial difficulty and may be in default of lending or equity agreements, and as a result, they may be facing bankruptcy or liquidation if their operations are not turned around. Under our consulting agreements, we do not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%.

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

•	The Company requires the client or their investor to provide the client company with working capital necessary to execute the turnaround plan.

•	The Company requires the client to fully indemnify the Company against any actions, with the exception of gross negligence or malfeasance.

•	If the client has officer and director insurance, we require the client to add the Company or any of the Company's contractors as insured parties under the policy.

•	Should the Company consider altering any of the policies above, it will require a vote of our Board of Directors to waive them and agree to the maximum amount of risk that the Company will assume.

The Company also actively trades securities and options with available cash. Many of these transactions contain a considerable amount of risk.

Lehigh Acquisition Corp. ("Lehigh") was a subsidiary of NuWave and was acquired August 31, 2005, the date of the merger. Lehigh was sold on February 3, 2006. These financial statements include the operations of Lehigh through February 3, 2006 as discontinued operations.

Competition for our services

Competition for the services we provide comes mainly from turnaround management and restructuring firms, financial advisory firms, business consulting firms and crisis management groups, many of which have substantially more capital resources than the Company.

To date, a significant portion of our business and financing has come from an institutional fund (YA Global Investments, LP (“YA Global”), (formerly Cornell Capital Partners, LP) that invests primarily in micro-cap companies.

Employees

As of April 10, 2008, the Company has 1 part time employee and employs the services of 2 others on a contract basis. The controller and data entry clerk are considered contract employees whom also work as contract employees for a company sharing an office suite with Turnaround Partners, Inc.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our headquarters in Houston, Texas in a 2,644 square foot office space shared with our then affiliated company, Natural Nutrition, Inc. We believe that the property is adequate and suitable for our current needs.

At the time of the August 2005 merger, the Company, through its wholly owned subsidiary WH Acquisition Corp (“WH”), acquired a residential property consisting of land and a residential building in Jersey City, New Jersey for a total purchase price of $122,000. The purchase price was paid with $113,000 in cash and $9,000 in the form of a deposit. The property was sold in December, 2005 for $165,000 and the Company took a mortgage note in the amount of $148,500 due December 1, 2006, which was extended to May 1, 2007, secured by a mortgage on the property. The debtor has subsequently filed for bankruptcy protection. The property is in danger of condemnation and we may abandon our claim with the bankruptcy court as we have reserved our entire investment in this property. This note receivable has been fully reserved.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Turnaround Partners, Inc.’s, common stock, par value $0.001 per share, is traded on the Over-the-Counter Bulletin Board (OTCBB) Market under the symbol TRNP.OB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The following table sets forth the range of high and low closing bid prices for our common stock as reported on the OTCBB during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	Bid Price Per Share

	High	Low

Three months ended March 31, 2006	$0.170	$0.060
Three months ended June 30, 2006	0.100	0.072
Three months ended September 30, 2006	0.080	0.051
Three months ended December 31, 2006	0.060	0.010

Three months ended March 31, 2007	$0.070	$0.009
Three months ended June 30, 2007	0.020	0.003
Three months ended September 30, 2007	0.008	0.001
Three months ended December 31, 2007	0.006	0.001

As of December 31, 2007, there were approximately 220 holders of record of the Company's common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never declared or paid any cash dividends on its common shares.

The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans:

On December 13, 2005, we established the Turnaround Partners, Inc. 2005 Stock Incentive Plan (the "Plan"). The Plan was adopted and approved by our shareholders. On a calendar year basis, an amount of shares of Common Stock equivalent to fifteen percent (15%) of the fully diluted shares outstanding on January 2 of any such calendar year (without taking into account outstanding Awards as defined in the Plan at the end of the prior calendar year) may be allocated, at the discretion of the Administrator, to be granted as Awards under the Plan, less Awards outstanding at the end of the prior calendar year. In no event shall the number of shares which may be allocated as Awards under the Plan be more than Ten Million (10,000,000) shares of Common Stock for a given calendar year. At present, there are no outstanding options. The following table below sets forth the securities available for issuance under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be	Weighted-average exercise	Number or securities
	issued upon exercise of	price of outstanding options,	remaining available for
	outstanding options, warrants	warrants and rights	future issuance under
	and rights		equity compensation plans
(excluding securities
reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	1,583,333

Equity compensation plans not approved by security holders	-	-	-

There were no sales of unregistered securities or purchases of equity securities by the small business issuer and affiliated purchasers.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-KSB, and the accompanying MD&A contains forward-looking statements.  Statements contained in this report about Turnaround Partners, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions and demand for our financial services are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report may not occur.  Such risks and uncertainties include, without limitation, our continuing success in securing consulting agreements, conditions in the capital and equity markets that provide opportunities for our restructuring and turnaround services, our success in trading marketable securities, our ability to maintain contracts that are critical to our operations, actual customer demand for our financing and related services, collection of accounts and notes receivable and our ability to obtain and maintain normal terms with our vendors and service providers during the periods covered by the forward-looking statements.

The forward-looking statements contained in this report speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Turnaround Partners, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report filed on Form 10-KSB and in our future periodic reports filed with the SEC. The following MD&A should be read in conjunction with these audited Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein.

Overview

The discussion below regarding our results of operations, liquidity and capital resources are for the business of providing restructuring and turnaround services. In light of the Company’s change in control of ownership, the Company is contemplating a new business model. Currently, the Company believes that the new business plan going forward will be to focus on alternative and clean technologies.

Through December 31, 2007, we had primarily provided business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public and private companies. The Company also actively trades securities and options with available cash. Many of these transactions contain a considerable amount of risk. Under our consulting agreements, we did not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%.

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

The terms of the Series B Preferred were subsequently modified. In connection with the Kipling purchase, 93,334 shares of Series B Preferred were exchanged for a like number of Series D Preferred, which were subsequently reduced to 700 shares of Series D Preferred. The remaining 6,666 shares of Series B Preferred are convertible into 4,195,445 shares of common stock. Each share of the Series D may be convertible, at the option of the holder, at any time and from time to time after December 31, 2006 through June 30, 2009, into that number of shares of Common Stock equal to the greater of (a) one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D and (b) One Hundred Thousand (100,000) shares of Common Stock. Each share of Series D Preferred Stock held by the Holders which has not been converted on or before June 30, 2009 into shares of Common Stock shall be convertible, at the option of the Holder of such share, at any time and from time to time after June 30, 2009 into one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding on June 30, 2009, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D Preferred Stock. The shares of Common Stock received upon conversion shall be fully paid and non-assessable shares of Common Stock. Due to the change in control of the Company, Mr. Connolly and his spouse may not convert debentures that would result in ownership of more than 4.99% of the Company at the time of conversion.

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

On June 26, 2006, we filed an SB-2 with the Securities Exchange Commission. The prospectus related to the registration of (a) 1,860,000 shares of common stock of Turnaround Partners, Inc. that would have been offered for sale from time to time by YA Global, (b) 937,500 shares of common stock of Turnaround Partners, Inc. that would have been offered for sale from time to time by iVoice, Inc. and (c) 2,812,500 shares of common stock of Turnaround Partners, Inc. that would have been distributed by dividend by iVoice to all of the Class A common stockholders of iVoice. Turnaround Partners, Inc. was not selling any shares of common stock in this offering and therefore would not have received any proceeds from this offering. On August 31, 2006, we formally withdrew this registration statement pursuant to Rule 477(a) under the General Rules and Regulations under the Securities Act of 1933, as amended.

Pursuant to the purchase of our interest in Kipling effective September 25, 2006, the Board of Directors approved the designation of Series D convertible preferred stock (the “Series D”), par value of $0.01, to consist of up to One Hundred Thousand (100,000) shares. As a result of the Kipling purchase, on December 31, 2006, the Board of Directors reduced the 93,334 shares of then outstanding Series D owned by our CEO, Timothy J. Connolly, and his spouse to Seven Hundred (700) shares of Series D. The Series D ranks pari passu with the common stock of the Company on an “as converted” basis, and senior to the Company’s Series A, B and C preferred stock. The holders of the Series D are entitled to receive dividends or distributions on a pro rata basis when and if dividends are declared on our Common Stock, but with no liquidation preference. Each share of the Series D may be convertible, at the option of the holder, at any time and from time to time after December 31, 2006 through June 30, 2009, into that number of shares of Common Stock equal to the greater of (a) one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D and (b) One Hundred Thousand (100,000) shares of Common Stock. Each share of Series D Preferred Stock held by the Holders which has not been converted on or before June 30, 2009 into shares of Common Stock shall be convertible, at the option of the Holder of such share, at any time and from time to time after June 30, 2009 into one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding on June 30, 2009, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D Preferred Stock. The shares of Common Stock received upon conversion shall be fully paid and non-assessable shares of Common Stock. Due to the change in control of the Company, Mr. Connolly and his spouse may not convert debentures that would result in ownership of more than 4.99% of the Company at the time of conversion.

On September 30, 2006, we completed a stock purchase agreement (the “Purchase Agreement”) to acquire 100% of the total issued and outstanding capital stock of Kipling Holdings, Inc., a Delaware corporation from Timothy J. Connolly in consideration of (a) our assumption of all of the liabilities of Kipling, subject to certain consents, (b) certain anti-dilution rights as set forth in the Purchase Agreement and (c) all legal and other costs and expenses incurred by Kipling in consideration with this Purchase Agreement. Mr. Connolly serves as CEO of Turnaround and therefore (i) Turnaround obtained a third party appraisal of the Company which valued the acquired asset at Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) more than the liabilities assumed and (ii) Turnaround’s other (disinterested) Board member and CFO reviewed and approved this affiliate transaction. Mr. Connolly received no profit from this affiliated transaction. Mr. Connolly received no profit from this affiliated transaction. Because this transaction was between parties under common control, we recorded the $3,313,264 of consideration in excess of Mr. Connolly’s original cost basis as a deemed distribution to Mr. Connolly. The Purchase Agreement had been subject to the written consent of Highgate House Funds, Ltd. (“Highgate”) an affiliate of YA Global, which the Company and Highgate reduced to writing effective as of September 30, 2006. Kipling, at December 31, 2006, owned a thirty percent interest in a Hilton hotel, which commenced operations in February 2007, in West Palm Beach, Florida. Since the purchase was effective on September 30, 2006 the Company did not record any revenue or expenses during the nine months ended September 30, 2006.

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

On December 5, 2007 (the “Closing Date”), the Company filed on Form 8-K Current Report, as amended on December 14, 2007 and February 20, 2008, disclosing that the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mr. Timothy J. Connolly, an individual, and Viewpoint Capital, LLC, a Nevada limited liability company (the “Investor”) pursuant to which the Company issued to the Investor one (1) share of the Company’s Series E convertible preferred stock, par value $0.01 per share (“Series E Preferred”), which such Series E Preferred is convertible into Three Hundred Million Shares (300,000,000) of common stock of the Company, par value $0.001 per share (“Common Stock”) in exchange for the transfer by the Investor to the Company of Four Million (4,000,000) unrestricted, free-trading shares of common stock of Asset Capital Group, Inc., a Nevada corporation (“ACGU Common Stock”) having a value of Three Million Four Hundred Thousand Dollars ($3,400,000) based on the closing price of ACGU Common Stock as of the Closing Date as reported on the Pink Sheets, LLC. ACGU Common Stock trades under the symbol “ACGU.PK”. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Company’s Common Stock by virtue of the Investor’s ownership of the Series E Preferred.

On February 13, 2008, the Investor delivered to the Company a notice to convert the one (1) shares of Series E Preferred to Three Hundred Million (300,000,000) shares of Common Stock. On February 14, 2008, the Company issued to the Investor Three Hundred Million (300,000,000) shares of Common Stock, all of which are restricted, and canceled the One (1) share of Series E Preferred. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Common Stock of the Company.

During the month of March 2008, we sold our investment in stock of ACGU for approximately $7,700. Consequently, our investment in marketable securities as of December 2007 includes the net realizable value of these securities sold in March 2008.

Effective as of the Closing Date, Mr. Connolly resigned as Vice Chairman of the Board and as President and Chief Executive Officer of the Company, however Mr. Connolly shall continue to serve as President and Chief Executive Officer of Corporate Strategies, Inc., a Texas corporation and wholly-owned subsidiary of the Company (“CSI”) with the understanding that the business of CSI will be discontinued or spun off to its stockholders. In addition, Mr. Connolly shall continue to receive the same compensation as he has received through the Closing Date for his aforementioned continued services to CSI through December 31, 2008, which such date may be extended by mutual agreement by and among the parties to the Purchase Agreement.

Furthermore, Mr. Connolly (and his spouse) agreed on the Closing Date to relinquish certain non-dilutive rights in favor of Mr. Connolly (and his spouse) contained in Seven Hundred (700) shares of Series D convertible preferred stock held by Mr. Connolly (and his spouse) effective June 30, 2009 (instead of the previous date of December 31, 2010) in exchange for the Company conveying all rights to the names “Turnaround Partners, Inc.”, “Corporate Strategies, Inc.” and “Kipling Holdings, Inc.”, as well as all title to all furniture and equipment in the Houston office of the Company. The parties to the Purchase Agreement also agreed that the names of these companies shall be changed within sixty (60) days following the Closing Date.

As disclosed in the Form 8-K Current Report referred to above, the Company disclosed that effective as of December 27, 2007, the Board of Directors of the Registrant (the “Board”) accepted the resignation of (a) Wm. Chris Mathers from his position as Chief Financial Officer of the Registrant and (b) Fred Zeidman from his position as a member of the Board. Mr. Russell Kidder, the Registrant’s current President, Chief Executive Officer and member of the Board, shall serve as interim Chief Financial Officer, effective as of December 27, 2007.

In connection with the Purchase Agreement, Mr. Russell Kidder was appointed to serve as President, Chief Executive Officer and as a Director of the Company effective as of the Closing Date.

As filed on Form 8-K Current Report on January 3, 2008, the Company disclosed that effective as of December 31, 2007, Corporate Strategies, Inc. (“CSI”), a Texas corporation and wholly-owned subsidiary of Turnaround Partners, Inc., a Nevada corporation (the “Registrant”) entered into a Purchase Agreement (the “Agreement”) with Natural Nutrition, Inc., a Nevada corporation (“NN”) and CSI Business Finance, Inc., a Texas corporation and wholly-owned subsidiary of NN (together with NN, the “Buyer”) pursuant to which CSI conveyed, transferred and assigned to the Buyer all of its title to and rights in CSI’s ten percent (10%) interest in the total issued and outstanding capital stock of Interactive Nutrition International, Inc., a company organized under the laws of Canada (“INII”) in exchange for the conveyance, transfer and assignment to CSI by the Buyer of certain Notes held by the Buyer (as such term is defined in the Agreement) plus a cash payment equal to One Hundred Ninety-Eight Thousand Eight Hundred Ninety-Nine Dollars and Ten Cents ($198,899.10). In addition, NN assumed payment for all of CSI’s office lease, equipment payments and any other payments related to the office space at 109 N. Post Oak Lane, Suite 422, Houston, Texas 77024 for the remainder of the lease term and any renewals.

Results of continuing operations for the year ended December 31, 2007 (the “2007 Period”) as compared with December 31, 2006 (the “2006 Period”).

Revenues

Total revenue for the 2007 Period decreased by approximately $19,800 as compared to the 2006 Period.

Discount income was approximately $10,425 in the 2006 Period as compared with zero discount income for the 2007 Period. Management does not anticipate generating any significant new business in this area.

Consulting revenue increased by approximately $392,883 to $1,356,160 in the 2007 Period. Consulting revenues are generally one-time fees related to specific events, or contracts covering services to be rendered over a period of time. The Company enters into contracts to provide strategic consulting services, including general business development, mergers, acquisitions, management advisory, and restructuring services. There was one such contracts at December 31, 2007. The contract fee was prepaid in stock of the client company. The deferred revenue is being recognized through the period ending January 2008 at an amount of approximately $9,100 per month. In the past our contracts generally called for a base payment equal to approximately $6,000 - $12,000 per month, which may be payable in stock, with additional fees for consulting services beyond a preset amount. Some contracts include warrants or success fees. Because of the possible change in our fundamental business model, no new contracts have been procured at the time of this filing, and it is possible that no new contracts will be sought in the future.

We recorded overall losses in marketable securities in the 2007 Period of approximately $303,373 versus a loss of approximately $51,093 for the 2006 Period. The Company accepts both compensation for its services and invests in micro cap marketable securities. Most of these securities are in companies defined as penny stocks and are volatile, trading substantially up or down in any given quarter. Realized gains and (losses) for the 2007 and 2006 Periods were ($278,020) versus $107,716, respectively, and unrealized gains and (losses) for the 2007 and 2006 Periods of ($25,353) versus ($158,809), respectively.

Fee income represents brokerage fees of approximately $54,650 received or accrued in 2007 on loans we referred to a then affiliated company, CSI Business Finance Inc. Fees for the 2007 Period and the 2006 Period totaled $54,650 and $204,610, respectively. Management does not anticipate generating any significant new business in this area.

General and Administrative Expenses

General and administrative expenses decreased by approximately $216,000 to $2,045,663 for the 2007 Period as compared to $2,261,933 for the 2006 Period. For the twelve months ended December 31, 2007, general and administrative expenses were primarily comprised of salaries and benefits ($831,214), professional fees ($479,161) and bad debts in the amount of $524,414, primarily as a result of a mortgage note in the amount of $148,500 due to the Company from an individual who declared bankruptcy, a loan in the amount of $100,000 to a company in Vermont that is deemed uncollectible and a loan to another microcap company that is deemed uncollectible in the amount of $200,000. The remaining general and administrative expenses were comprised of business development, rent, advertising and other ordinary expenses necessary for our operations. For the twelve months ended December 31, 2006, general and administrative expenses were $2,261,933 and consisted primarily of salaries and benefits ($892,286), professional fees ($855,722) and bad debts in the amount of $243,302. The remaining general and administrative expenses were comprised of business development, rent, advertising and other ordinary expenses necessary for our operations. Our company shared office space and certain administrative functions and staff with an affiliated company to whom we allocate costs for these shared functions based on an estimate of time usage. We have not reached the size to benefit from separate office space and a full time staff. Beginning in 2008, the leased premises were assumed by the then affiliated company, Natural Nutrition, Inc.

Salaries and benefits decreased by approximately $61,000 to $831,214 in the 2007 Period as compared to the 2006 Period, primarily as a result of our acquisition specialist leaving our employment in May 2007.

Professional fees were approximately $479,161 for the twelve months ended December 31, 2007, a decrease of approximately $376,000 as compared to the 2006 Period. The decrease was primarily a result of acquisition due diligence fees incurred in the 2006 Period not similarly incurred in the 2007 Period. The remainder of the professional fees for the 2007 Period represents accounting, legal and consulting fees relating to regulatory requirements of being a public company.

We allocated overhead to a then affiliated company for items such as rent, payroll and other general operating expenses. For the 2007 Period we allocated approximately $244,000 versus $308,000 for the 2006 Period. There are no such allocations beginning in 2008.

Other income and expense

We recorded derivative income of $141,664 for the 2007 Period and $3,642,080 for the 2006 Period. These amounts represent the change in the fair value of the net derivative liability.

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

During the first quarter of 2007, certain individuals converted their debentures into our common stock. As a result, we recorded a gain on debt extinguishment in the amount of $450,650 for the 2007 Period.

Interest expense increased by approximately $547,207 for the 2007 Period as compared to the 2006 Period. The increase is primarily a result of the amortization of discounts related to derivatives on our convertible debentures and interest expense incurred on our investment in Kipling.

For the 2007 Period, we recorded an operating loss and impairment on our investment in the West Palm Beach hotel within Kipling Holdings, Inc. in the amount of $685,136. Included in this amount is $540,000 for impairment of long-lived asset. During the fourth quarter of 2007 there was a proposed sale of the hotel that would have resulted in a loss to the Company of approximately $540,000. The sale of the hotel did not occur, but the asset was written down to estimated net realizable value nevertheless. The business segment affected is our “Hotel Investment” as found in Footnote 19 of the consolidated financial statements.

Discontinued Operations

During February 2006, the Company sold the shares of its wholly-owned subsidiary Lehigh. This resulted in a loss from discontinued operations for the 2006 in the amount of $4,688, net of applicable income tax.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

We recorded a net loss for the twelve months ended December 31, 2007 in the amount of $2,604,975 versus net income in the amount of $4,936,074 for the twelve months ended December 31, 2006. Our net income for the twelve months ended December 31, 2006 was primarily a result of the gain on sale of Lehigh and our net change in fair value of derivative liability. Net cash used in operating activities was $1,598,439 for the twelve months ended December 31, 2007. We expensed $524,414 in bad debts primarily as a result of a mortgage note in the amount of $148,500 due to the Company from an individual who declared bankruptcy, a loan in the amount of $100,000 to a company in Vermont that was deemed uncollectible and a loan to another microcap company that is deemed uncollectible in the amount of $200,000. We recorded interest expense and net change in derivative liability in the amount of $692,908. In the fourth quarter of 2007 we recorded an operating loss and impairment in our investment in the West Palm Beach hotel (Kipling) in the amount of $685,136. We recorded income in the amount of $889,804 as a non-cash merger expense for the sale of our 10% interest in Natural Nutrition, Inc., a then affiliated company. Certain debentures were converted that resulted in a gain on debt modification in the amount of $450,250.

At December 31, 2007, the Company had a working capital deficit of approximately $2,174,851. Our working capital deficit includes a computed liability for the fair value of derivatives of $282,181, which will only be realized on the conversion of the derivatives, or settlement of the debentures. Our convertible debenture liability in the amount of $1,932,475 is classified as a current liability however it is our option to force conversion of these convertible debentures into the Company's common stock at any time.

Under our consulting agreements, we do not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%. Because of this restriction, we could be hindered in our ability to generate necessary cash for our operations.

Investing activities

We received preferential returns and distributions of capital from our investment in the West Palm Beach hotel in the amount of $481,250. We also received net proceeds from disposition of an investment in the amount of $198,899

As of December 31, 2007, $500,000 of our short-term investments was invested in auction rate securities, or ARSs. The $500,000 we have invested in ARSs at April 28, 2008 is collateralized by portfolios of AAA municipal obligations.  Through the date of this filing, auctions of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. Excluding ARSs, at April 28, 2008, we had approximately $231,877 in cash and short-term investments. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months, however if the ARS’ are not converted into cash within the next 12 months the Company could experience working capital difficulties.

Financing activities

For the twelve months ended December 31, 2007, we repaid approximately $84,233 on note payables.

We have 225 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $337,380 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Under the purchase agreement dated December 5, 2007, the series C preferred stock was to have been paid off by December 31, 2007 therefore, the full liquidation value of $337,380 is recorded as a current liability.

Our cash flows for the periods are summarized below:

	Year ended	Year ended
	December 31, 2007	December 31, 2006

Net cash provided by (used in) operating activities	$(1,490,657)	$146,119
Net cash provided by investing activities	677,058	599,635
Net cash used in financing activities	84,233	68,812

Our cash decreased by $897,832 since December 31, 2006.

Management believes the Company has adequate working capital and cash to be provided from operating activities to fund current levels of operations. We anticipate that our company will grow. As our business grows we believe that we will have to raise additional capital in the private debt and/or public equity markets to fund our investments.

OFF-BALANCE SHEET ARRANGEMENTS

Until December 31, 2007, we leased our office space under an operating lease. Rental expense under operating leases for continuing operations aggregated $87,453 and $76,395 for the years ended December 31, 2007 and 2006, respectively. Effective February 10, 2005, the Company entered into a new five year lease in a new building and moved the Company’s headquarters there. Beginning January 1, 2008, this leased has been assumed by our then affiliate company, Natural Nutrition, Inc.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company adopted FIN 48 effective as of January 1, 2007. The adoption of FIN 48 did not have a material impact on its effective tax rate.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued Final FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2, which was effective upon issuance, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The Company expects to adopt FAS No. 157 on January 1, 2008 and 2009 for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities, respectively. The Company does not believe that the adoption of FAS No. 157 will have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations for the year ended December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008. The Company has evaluated the impact of adopting SFAS No. 159 and has determined that it will not elect the fair value option under SFAS No.159 for any financial instruments that are not required to be presented at fair value under generally accepted accounting principles.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, of the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Company is currently evaluating the impact SFAS No. 141R will have on any future business combinations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with the Company’s independent accountants during the two (2) fiscal years ended December 31, 2007.

ITEM 8A(T). CONTROLS AND PROCEDURES

Because of its size, the Company shares its accounting staff with another company located in the same suite in Houston, Texas and is comprised of its controller and a data entry clerk. The controller and data entry clerk are considered contract employees whom also work for the other company within the office suite as contract employees. We currently do not have the resources to hire full-time accounting personnel and do not anticipate hiring any full-time accounting personnel in the near future.

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO").

In connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2007, our independent registered public accounting firm informed us that we had significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board, which had been identified in connection with the audit of our Consolidated Financial Statements for the fiscal years ended December 31, 2007 and 2006.

The material weaknesses identified by the auditor during the December 31, 2006 and 2007 audit were the lack of segregation of duties necessary to maintain proper checks and balances between functions and the lack of procedures to properly account for non-routine transactions including the write down of stock investment, impairment of an investment in a partnership and recording of the additional liability at the liquidation value for a series of preferred stock which was to be completely liquidated at December 31, 2007.

The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel.

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at December 31, 2007.

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

The following table sets forth the names and ages of the current director and executive officersof the Company and the positions held at the Company. The executive officer of the Company is elected annually by the Board of Directors (the "Board") . The Directors serve one (1) year terms until their successors are elected. The executive officers serve terms of one (1) year or until their death, resignation or removal by the Board.

Name	Age	Positions(S)
Russell Kidder	61	Director, President, Chief Executive Officer Interim Chief Financial Officer

There are no family relationships among the director or executive officer of the Company. Except as provided herein, the Company's director or executive officer is not a director of any company that files reports with the SEC, except as discussed below. The Company's director has not been involved in any bankruptcy or criminal proceeding (excluding traffic and other minor offenses), and nor has he been enjoined from engaging in any business during the past five (5) years.

Set forth below is a brief description of the background and business experience of the Company's existing Director and executive officer for the past five (5) years:

Russell Kidder. From 1989 to present, Mr. Kidder has served as a consultant to a number of small private and public companies, assisting them in capital formation, mergers and acquisitions, securities reporting compliance issues and general corporate administration. Mr. Kidder did not serve as an officer or a director of any company from December 2002 through December 2005. In December 2005, Mr. Kidder was named Secretary of TRAC Financial Group, Inc. He continued to serve in that capacity following a change in control of the company and name change to FINI Group, Inc. on July 28, 2006, until July 2007. From July 2007 through October 2007, Mr. Kidder served as Secretary of Asset Capital Group, Inc. (“ACGU.PK”). Mr. Kidder earned his B.A. in Political Science and his Juris Doctor Degree from the University of Southern California.

The Company’s Board of Directors does not currently have an audit committee nor does it have a financial expert.

Members of our Board of Directors are not compensated.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2007, 2006 and 2005 for our two principal officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($) (1)	Total ($)

Russell Kidder	2007	$-	$-	$-	$-	$-	$-	$-
President, CEO and
Interim CFO

Timothy J Connolly,
Former CEO	2007	$551,000	$-	$-	$-	$-	$-	$551,000
	2006	$338,500	$100,000	$-	$-	$-	$13,400	$451,900
	2005	$265,000	$20,000	$-	$-	$-	$12,000	$297,000

Wm Chris Mathers,	2007	$60,000	$-	$-	$-	$-	$-	$60,000
Former CFO	2006	$29,500	$1,500	$-	$-	$-	$-	$31,000

(1) - Auto allowance

Stock Incentive Plan

On May 31, 2006,Turnaround Partners, Inc. 2006 Stock Incentive Plan (the "Plan") was adopted and approved by the shareholders. On a calendar year basis, an amount of shares of Common Stock equivalent to fifteen percent (15%) of the fully diluted shares outstanding on January 2 of any such calendar year may be allocated, at the discretion of the Administrator, to be granted as awards under the Plan, less awards outstanding at the end of the prior calendar year. The number of shares allocated to this plan was 10,000,000 shares. As of December 31, 2007, there were 7,250,000 shares available under the Plan.

For the years ended December 31, 2006 and 2007, there were no outstanding equity awards or options granted.

Employee Agreements

On September 1, 2004, Corporate Strategies entered into a five year employment agreement, effective June 1, 2004, with Timothy J. Connolly to serve as Chief Executive Officer and director of Corporate Strategies. The agreement has a renewal provision and provides for an annual salary and bonus upon attaining certain performance criteria set by the board of directors. The agreement also provides certain anti-dilution provisions in return for an extension of lock-up of the Chief Executive Officer's shares until December 31, 2007 and for certain other fringe benefits. Effective as of the Closing Date (December 5, 2007) of the agreement with ACGU, Mr. Connolly resigned as Vice Chairman of the Board and as President and Chief Executive Officer of the Company, however Mr. Connolly shall continue to serve as President and Chief Executive Officer of Corporate Strategies, Inc., a Texas corporation and wholly-owned subsidiary of the Company (“CSI”) with the understanding that the business of CSI will be discontinued or spun off to its stockholders. In addition, Mr. Connolly shall continue to receive the same compensation as he has received through the Closing Date for his aforementioned continued services to CSI through December 31, 2008, which such date may be extended by mutual agreement by and among the parties to the Purchase Agreement.

On September 1, 2004, Corporate Strategies entered into a three year employment agreement with Fred Zeidman to serve as President and a director of Corporate Strategies. The agreement has a renewal provision and provides for an annual salary and bonus upon attaining certain performance criteria set by the board of directors and certain fringe benefits; in addition, Mr. Zeidman received 50% of all consulting fees from companies directly provided by or supervised by him. The employment agreement with Mr. Zeidman has not been renewed as of the date of this filing and Mr. Zeidman no longer receives compensation from Corporate Strategies.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth information with respect to the beneficial ownership of our common stock and Series B and D Preferred Stock as of February 14, 2008 for (a) any person who we know is the beneficial owner of more than five percent (5%) of our outstanding common stock and Series B and D Preferred, (b) each of our directors and executive officers and (c) all of our directors and officers as a group. Other than the persons identified below, no person owned beneficially more than five percent (5%) of each of the Company's common stock and Series B Preferred. With the exception of the Company's 225 non-voting shares of Series C Preferred Stock, there are no other classes or series of capital stock outstanding. As of February 14, 2008, the Company had 494,236,058 shares of common stock, 6,666 shares of Series B Preferred and 700 shares of Series D Preferred issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount & Nature of Indirect Beneficial Ownership		Total of Direct and Beneficial Ownership	Percentage of Class(1)
Common	Viewpoint Capital, LLC 2470 Evening Twilight Lane Henderson, Nevada 89044	300,000,000	—		300,000,000	63.66%
Common	Michael O. Sutton 10806 Briar Branch Lane Houston, TX 77024	10,723,600	4,395,445	(2)	15,119,045	3.21%
Common	Timothy J. Connolly 109 N. Post Oak Lane Suite 422 Houston, TX 77024	—	13,050,000	(3)	13,050,000	9.99%
Common	Jan Carson Connolly 8602 Pasture View Lane Houston, TX 77024	—	13,050,000	(4)	13,050,000	9.99%
Common	Gerald Holland 22 Coult Lane Old Lyme, CT 07601	5,113,636	177,740,511	(5)	182,854,147	38.80%
Common	Joanna Saporito 668 W. Saddle River Rd. Ho-Ho-Kus, NJ 07423	—	72,421,863	(5)	72,421,863	15.37%
Common	Mary-Ellen Viola 249 Long Hill Drive Short Hills, NJ 07078	—	13,050,000	(5)	13,050,000	9.99	%(6)
Common	David Kesselbrenner 10 Devonshire Rd. Livingston, NJ 07039	—	8,560,816	(5)	8,560,816	1.82%
Common	Louis Kesselbrenner 10 Devonshire Rd. Livingston, NJ 07039	—	29,447,378	(5)	29,447,378	6.25%
Common	Sarah Kesselbrenner 10 Devonshire Rd. Livingston, NJ 07039	—	29,447,378	(5)	29,447,378	6.25%
Common	Joseph Kesselbrenner 10 Devonshire Rd. Livingston, NJ 07039	—	9,216,738	(5)	9,216,738	1.96%
Common	YA Global Investments LP 101 Hudson Street Suite 3700 Jersey City, NJ 07302	—	6,120,000	(5)	6,120,000	4.99	%(7)
Common	Highgate House Funds, Ltd. 101 Hudson Street Suite 3700 Jersey City, NJ 07302	—	6,120,000	(5)	6,120,000	4.99	%(7)

(1)
Applicable percentages of ownership are based on 471,236,054 shares of Common Stock on February 14, 2008 for each stockholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days of February 14, 2008 are deemed to be beneficially owned by the person holding such derivative securities for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 4,195,445 shares which may be issued upon conversion of the 6,666 shares of Series B Preferred Stock beneficially owned by Mr. Sutton and 200,000 shares directly held by his spouse.

(3)
Includes shares of Common Stock which may be issued upon conversion of 595 shares of Series D Preferred Stock beneficially owned by Mr. Connolly and shares of Common Stock which may be issued upon conversion of 105 shares of Series D Preferred Stock beneficially owned by his spouse, subject to a 9.99% ownership limitation set forth in the amended and restated Certificate of Designation of Series D Preferred Stock.

(4)
Includes shares of Common Stock which may be issued upon conversion of 105 shares of Series D Preferred Stock beneficially owned by Ms. Connolly and shares of Common Stock which may be issued upon conversion of 595 shares of Series D Preferred Stock beneficially owned by her spouse, subject to a 9.99% ownership limitation set forth in the amended and restated Certificate of Designation of Series D Preferred Stock.

(5)
These shares represent the approximate number of shares underlying convertible debentures at an assumed price of $0.001 in light of the fact that the Company is prohibited from issuing shares of Common Stock at a price per share below par. Because the conversion price will fluctuate based on the market price of the Company’s stock, the actual number of shares to be issued upon conversion of the debentures may be lower but cannot be higher.

(B) Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount & Nature of Beneficial Ownership	Total of Direct and Beneficial Ownership	Percentage of Class(1)
Common	Russell Kidder, President, Chief Executive Officer and Director 109 North Post Oak Lane Suite 422 Houston, TX 77024	—	—	—	0%

Common	Richard P. McLaughlin, Secretary 109 North Post Oak Lane Suite 422 Houston, TX 77024	—	—	—	0%

	ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (TWO PERSONS)(3)	—	—	—	0%

(1)
Applicable percentages of ownership are based on 471,236,054 shares of Common Stock outstanding on February 14, 2008 for each stockholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days of February 14, 2008 are deemed to be beneficially owned by the person

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONCENTRATION OF TRANSACTIONS WITH YA GLOBAL

At December 31, 2007, $7,826,100 of the convertible debentures are owed to YA Global and to Highgate House Funds, Ltd., an affiliate of YA Global.

YA Global was the principal lender to Nuwave both before and after the merger.

YA Global acquired Lehigh Acquisition Corp., formerly a wholly-owned subsidiary of NuWave, in February 2006. Lehigh owns the land held for development and sale. Proceeds from the sale of $5,556,356 reduced indebtedness to YA Global by $5,281,274.

YA Global has significant relationships with affiliated companies, both as a purchaser and lender.

ITEM 13. EXHIBITS

(a) Documents Filed As Part Of This Report:

See Index to Consolidated Financial Statements attached which are filed as part of this Annual Report.

(b) Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Agreement and Plan of Merger, dated as of November 22, 2006, by and between Emerge Capital Corp. (the Delaware corporation) and Turnaround Partners, Inc. (the Nevada corporation)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 5, 2007.
2.2	Certificate of Ownership and Merger of Emerge Capital Corp. with and into Turnaround Partners, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 5, 2007.
2.3	Articles of Merger of Turnaround Partners, Inc. and Emerge Capital Corp.	Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 5, 2007.
3.1	Articles of Incorporation of Turnaround Partners, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 5, 2007.
3.2	Bylaws of Turnaround Partners, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 5, 2007.
4.1	2005 Stock Incentive Plan	Incorporated by reference to Appendix A to the Company's Definitive Information Statement as filed with the U.S. Securities and Exchange Commission on December 13, 2005
4.2	Amended and Restated Certificate of Designation of Series D Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on December 14, 2007.
10.1	Assignment and Amendment Agreement, dated January 26, 2004, related to the Secured Note Payable Agreement dated December 22, 2003, by and between Stone Street Asset Management, LLC and NuWave	Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 27, 2005.
10.2	Convertible Debenture, issued on May 6, 2004, by Corporate Strategies, Inc to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006
10.3	Convertible Debenture, issued on June 24, 2004, by Corporate Strategies, Inc. to iVoice, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006
10.4	Employment Agreement, dated September 1, 2004, by and between Corporate Strategies, Inc. and Timothy J. Connolly	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006

10.5	Employment Agreement, dated September 1, 2004, by and between Corporate Strategies, Inc. and Fred Zeidman	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006
10.6	Convertible Debenture, issued on September 28, 2004, by Corporate Strategies, Inc. to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006
10.7	Termination Agreement, dated January 26, 2005, related to the Standby Equity Distribution dated as of May 2004 by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 27, 2005.
10.8	Standby Equity Distribution Agreement, dated as of January 26, 2005, between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 27, 2005.
10.9	Registration Rights Agreement, dated as of January 26, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 27, 2005.
10.10	Placement Agent Agreement, dated as of January 26, 2005, by and among the Company, Cornell capital Partners, LP and Newbridge Securities Corporation	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 27, 2005.
10.11	Termination Agreement, dated January 26, 2005, related to the Convertible Debenture issued by the Company and Cornell Capital Partners, LP on December 22, 2003	Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 27, 2005.
10.12	Promissory Note, dated as of January 2, 2005, issued by the Company to Cornell Capital Partner, LP	Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 27, 2005.
10.13	Convertible Debenture, issued on April 6, 2005, by Corporate Strategies, Inc. to Cornell Capital Partners, LP
Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006

10.14	$250,000 Convertible Debenture, dated as of May 5, 2005, issued to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on May 10, 2005.
10.15	Letter of Intent, dated June 3, 2005, by and between the Company and Corporate Strategies, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on June 16, 2005.
10.16	$150,000 Convertible Debenture, dated as of July 20, 2005, issued to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on July 28, 2005.
10.17	Merger Agreement, dated as of August 31, 2005, by and among NuWave Technologies, Inc., Strategies Acquisition Corp., Corporate Strategies, Inc. and the Shareholders listed therein	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A as filed with the U.S. Securities and Exchange Commission on September 8, 2005.
10.18	Services Agreement, dated October 1, 2005, by and between Timothy J. Connolly and Sagamore Holdings, Inc.
Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006

10.19	Stock Purchase Agreement, dated as of November 11, 2005, by and among Corporate Strategies, Inc., Mr. Robert P. Farrell and Mr. Joseph W. Donohue, Jr.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 30, 2006.
10.20	Letter, dated November 18, 2005, from Cornell Capital Partners, LP to modify certain Debentures
Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006

10.21	Consulting Agreement, dated December 14, 2005, by and between Timothy J. Connolly on behalf of Corporate Strategies, Inc. and Elite Flight Solutions, Inc.
Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006

10.22	Convertible Debenture, issued December 31, 2005, by Elite Flight Solutions, Inc. to Corporate Strategies, Inc.
Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006

10.23	Consulting Agreement, dated January 1, 2006, by and between Timothy J. Connolly and Power Technology, Inc.
Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006

10.24	Consulting Agreement, dated January 1, 2006, by and between Timothy J. Connolly on behalf of Corporate Strategies, Inc. and TRAC Financial Group, Inc.
Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission on April 17, 2006

10.25	Assumption Agreement, dated February 7, 2006, by and between Lehigh and Cornell capital Partners, LP	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on February 15, 2006.
10.26	Stock Purchase Agreement, dated as of February 3, 2006, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on February 15, 2006.
10.27	Joinder Agreement, dated as of February 11, 2006, effective as of December 31, 2005, by Elite Flight Solutions, Inc.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on February 28, 2006.
10.28	Security Agreement, dated as of February 11, 2006, effective as of December 31, 2005, by and between Elite Flight Solutions, Inc. and Corporate Strategies, Inc.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on February 28, 2006.
10.29	Secured Convertible Debenture, dated as of February 11, 2006, effective as of December 31, 2005, issued to Corporate Strategies, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on February 28, 2006.
10.30	Registration Rights Agreement, dated as of February 11, 2006, effective as of December 31, 2005, by and between Elite Flight Solutions, Inc. and Corporate Strategies, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on February 28, 2006.
10.31	Securities Purchase Agreement, dated as of February 11, 2006, effective as of December 31, 2005, by and between Elite Flight Solutions, Inc. and Corporate Strategies, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on February 28, 2006.
10.32	Purchase Agreement, dated as of September 30, 2006, by and among Emerge Capital Corp., Kipling Holdings, Inc. and Timothy J. Connolly	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on October 6, 2006.
10.33	First Amendment to Purchase Agreement, dated October 5, 2006, by and among Emerge Capital Corp, Kipling Holdings, Inc. and Timothy J. Connolly	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on October 6, 2006.
10.34	Second Amendment to Purchase Agreement, effective as of December 31, 2006, by and among Emerge Capital Corp, Kipling Holdings, Inc. and Timothy J. Connolly
Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the U.S. Securities and Exchange Commission on April 17, 2007

10.35	Letter Agreement, dated October 9, 2007, by and between Corporate Strategies, In. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on October 15, 2007.
10.36	Stock Purchase Agreement, dated December 5, 2007, by and among Turnaround Partners, Inc., Mr. Timothy J. Connolly and Viewpoint Capital, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on December 11, 2007.
16.1	Letter dated November 9, 2005, from Weiser LLP	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on November 14, 2005, 2005.
31.1	Certification by Chief Executive Officer pursuant to 15.U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	included herein

32.1	Certification by Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	included herein

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees. Turnaround Partners, Inc. paid to Thomas Leger & Co., L.L.P. ("Leger") audit fees of $0.00 for the audit of fiscal year 2007 and $93,625 for fiscal year 2006. The Company paid Leger audit fees of $28,040 and $48,195 for the 2007 and 2006 quarterly reviews, respectively. We have not received any invoices for the 2007 audit fees through April 17, 2008.

(2) Audit-related fees. Turnaround Partners, Inc. paid Leger audit-related fees of $3,950 for costs associated with our S-8 filing in 2006.

(3) Tax Fees. The Company has not paid for tax services to Leger.

(4) All Other Fees. The Company paid $4,910 for other services to Leger.

(5) Audit Committee pre-approval policies and procedures. The Company does not currently have an audit committee. Russell Kidder, Director of Turnaround Partners, Inc., approved the engagement of Leger.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2008	Turnaround Partners, Inc.

(Registrant)

/s/ Russell Kidder
Russell Kidder President, Chief Executive Officer and Interim CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Kidder	May 14, 2008
Name: Russell Kidder Titles: Chief Executive Officer, Interim Chief Financial Officer, Principal Executive Officer, Interim Principal Financial and Accounting Officer and Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

To the Shareholders
Turnaround Partners, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of Turnaround Partners, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Turnaround Partners, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.

April 30, 2008
Houston, Texas

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$255,961
Notes and accounts receivable, net of allowance accounts of $482,686	299,576
Investment in marketable securities	510,791
Prepaid expense and deferred financing costs	23,208
Total current assets	1,089,536

NONCURRENT ASSETS
Investment in real estate partnership and other investments, at cost	3,749,859
Deferred debenture costs	25,506
Total noncurrent assets	3,775,365

TOTAL ASSETS	$4,864,901

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$607,181
Unearned income	9,167
Convertible debentures	1,932,475
Notes payable	96,003
Series C Preferred stock including associated paid in capital; liquidation preference of $337,380, redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares authorized, 225 shares issued and outstanding	337,380
Derivative liability	282,181

Total current liabilities	3,264,387

Convertible debentures--net of $1,136,193 discount	5,088,807
Note payable	110,978
Accrued interest payable	903,746
Total liabilities	9,367,918

COMMITMENTS AND CONTINGENCIES	-

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007
(Continued)

SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.01, 2,000,000 shares authorized:
Series A Convertible Preferred Stock, noncumulative, $.01 par value; 400,000 shares authorized; none issued	-
Series B Convertible Preferred Stock, $.01 par value; 100,000 shares authorized; 6,666 shares issued and outstanding; no liquidation or redemption value	67
Series D Convertible Preferred Stock, $.01 par value; 100,000 shares authorized; 700 shares issued and outstanding; no liquidation or redemption value	7
Series E Convertible Preferred Stock, $.001 par value; 1 shares authorized; 1 share issued and outstanding; no liquidation or redemption value	-
Common stock, $.001 par value; 5,000,000,000 shares authorized; 135,236,054 shares issued and outstanding	135,235
Additional paid-in capital	1,049,994
Retained deficit	(5,688,320)
Total shareholders' deficit	(4,503,017)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,864,901

See accompanying Notes to Consolidated Financial Statements

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED

	2007	2006
REVENUE
Discount income	$-	$10,425
Consulting revenue	1,356,160	963,277
Marketable securities loss	(303,373)	(51,093)
Fee income	54,650	204,610
Total revenue	1,107,437	1,127,219

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and benefits	831,214	892,286
Advertising	69,455	120,155
Business develeopment, travel and entertainment	62,828	86,685
Rent	87,453	76,395
Depreciation and amortization	24,041	23,874
Professional fees	479,161	855,722
Bad debt	524,414	243,302
Other expenses	211,048	271,995
Allocated overhead to affiliated entity	(243,951)	(308,481)
Total general and administrative expenses	2,045,663	2,261,933

OPERATING LOSS	(938,226)	(1,134,714)
Other (income) expense:
Net change in fair value of derivative liabilities	(141,664)	(3,642,080)
Income on debt extinguishment	(450,650)	(130,563)
Merger expense	-	140,000
Interest expense	586,508	273,802
Interest expense - derivatives	834,572	600,071
Interest Income	(17,455)	(54,790)
Loss from operations and impairment of investment in real estate partnership	685,136	78,095
Other (income) expense	170,302	(22,605)
Total other (income) expense	1,666,749	(2,758,070)
Income (loss) before income tax	(2,604,975)	1,623,356

INCOME TAX PROVISION
Current income tax benefit	-	-
Deferred income tax expense (benefit )	-	-
Total income tax expense (benefit)	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,604,975)	1,623,356

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
(continued)

	2007	2006

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(4,688)
Gain on sale of subsidiaries	-	3,317,406

NET INCOME (LOSS)	(2,604,975)	4,936,074

Preferred dividends paid	-	4,554

INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(2,604,975)	$4,931,520

Basic income (loss) per share:
Income (loss) from continuing operations	(0.04)	0.06
Income (loss) from discontinued operations	-	0.13
	$(0.04)	$0.19

Diluted income (loss) per share:
Income (loss) from continuing operations	-	0.02
Income (loss) from discontinued operations	-	0.03
	$-	$0.05

Basic average shares outstanding	63,733,188	25,505,662

Diluted average shares outstanding	63,733,188	98,411,949

See accompanying Notes to Consolidated Financial Statements

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2007

											Additional
	Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferred		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	100,000	$1,000	536	$5	-	$-	-	$-	22,710,816	$22,711	$719,638	$(4,701,603)	$(3,958,249)

Issuance of common stock:
For services	-	-	-	-	-	-	-	-	4,800,000	4,800	287,700	-	292,500
Conversion of debentures									1,936,688	1,936	62,065		64,001
Issuance of 3,000,000 warrants for services	-	-	-	-	-	-	-	-	-	-	141,000	-	141,000
Redemption of preferred stock	-	-	(282)	(3)	-	-	-	-	-	-	(243,498)	-	(243,501)
Transfer preferred stock to current liability	-	-	(254)	(2)	-	-	-	-	-	-	(224,976)	-	(224,978)
Exchange of series B preferred for series D preferred	(93,334)	(933)	-	-	93,334	933	-	-	-	-	-	-	-
Reduction in series D preferred shares	-	-	-	-	(92,634)	(926)	-	-	-	-	926	-	-

Deemed distribution to shareholder	-	-	-	-	-	-	-	-	-	-	-	(3,313,264)	(3,313,264)

Net income	-	-	-	-	-	-	-	-	-	-	-	4,936,074	4,936,074

Preferred dividends paid	-	-	-	-	-	-	-	-	-	-	-	(4,554)	(4,554)
Balance, December 31, 2006	6,666	67	-	-	700	7	-	-	29,447,504	29,447	742,855	(3,083,345)	(2,310,969)

Issuance of common stock:
For services	-	-	-	-	-	-	-	-	1,192,307	1,192	14,308	-	15,500
Conversion of debentures	-	-	-	-	-	-	-	-	104,596,247	104,596	285,673		390,269
Proceeds for sale of stock received for Series E preferred stock	-	-	-	-	-	-	1	-	-	-	7,158	-	7,158

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,604,975)	(2,604,975)

Balance, December 31, 2007	6,666	$67	-	$-	700	$7	1	$-	135,236,058	$135,235	1,049,994	$(5,688,320)	$(4,503,017)

See accompanying Notes to Consolidated Financial Statements

TURNAROUND PARTNER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,604,975)	$4,936,074

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,041	23,874
Amortization of deferred expenses	324,918	60,638
Bad debts	484,414	243,302
Loss from discontinued operations	-	4,688
Non-cash stock issued for services	15,500	62,077
Non-cash consulting fees	(889,804)	-
Non-cash merger expense	-	140,000
Non-cash expense for redemption of preferred stock	152,834	3,072
Non-cash expenses	75,853	88,095
Non-cash interest expense-derivatives	860,233	600,071
Net change in fair value of derivative liability	(167,325)	(3,642,080)
Non-cash debt modification gain	(450,250)	(130,563)
Non-cash gain on sale of subsidary	-	(3,317,406)
Non-cash income	(289,722)	(541,527)
Loss from and impairment of investment in real estate partnership	685,136	-
(Increase) decrease in assets:
Other accounts receivable	295,216	(245,186)
Notes receivable	6,415	211,142
Prepaid and other	(89,562)	102,412
Investment in marketable securities	(246,137)	391,060
Increase (decrease) in liabilities:
Accounts payable	(37,623)	(8,588)
Accrued liabilities	(152,236)	241,405
Unearned income	76,667	717,749
Due to clients	-	(19,608)
Accrued interest	435,750	225,418
Net cash provided by (used in) operating activities	(1,490,657)	146,119

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(3,091)	(21,784)
Cash received in purchase and from sale of subsidiary	-	559,742
Cash received for sale of investment	198,899	-
Cash paid in purchase of subsidiary	-	(10,000)
Investment purchases	-	(7,073)
Preferental returns on capital of and distribution from partnership	481,250	78,750
Net cash provided by investing activities	677,058	599,635

TURNAROUND PARTNER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(84,233)	(64,258)
Dividends paid on preferred stock	-	(4,554)
Net cash used in financing activities	(84,233)	(68,812)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(897,832)	676,942
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,153,793	476,851
CASH AND CASH EQUIVALENTS, END OF PERIOD	$255,961	$1,153,793

SUPPLEMENTAL INFORMATION
Interest paid	$50,040	$14,689
Taxes paid	$-	$9,882
Decrease in notes receivable	$900,000	$-
Acquisition of investment	$1,789,804	$-
Conversion of convertible debentures and accrued interest:
Decrease in debentures and accrued interest	$390,265	$63,996
Increase in common stock	$104,596	$1,936
Increase in paid-in-capital	$285,673	$62,065
Sale of Preferred Stock - Series E
Increase in Accounts Receivable	$7,158	$-
Increase in Paid-in-capital	$7,158	$-
Disposition of investment
Purchase of notes receivable	$586,000	$-
Collection of affiliate receivable	$106,905	$-
Decrease in investment exchanged for notes receivable and affiliate receivable	$889,804	$-
Redemption of preferred stock	$36,000	$-
Disposition of furniture and fixtures	$48,837	$-
Exercise of investment of stock warrants	$11,000	$-
Redemption and purchase of preferred stock:
Decrease in accounts receivable	$-	$22,500
Increase in notes payable	$-	$240,000
Decrease in paid-in capital	$-	$243,498
Sale of subsidiary:
Assets sold	$-	$2,906,001
Liabilities assumed by buyer	$-	$5,861,821
Purchase of subsidiary:
Assets purchased	$-	$5,081,476
Liabilities assumed	$-	$3,906,744
Deemed distribution	$-	$3,313,264
Common stock and warrants issued for services:
Increase in prepaids	$-	$221,423
Increase in common stock	$-	$3,800
Increase in paid-in-capital	$-	$279,700

See accompanying Notes to Consolidated Financial Statements

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

NOTE 1 - DESCRIPTION OF MERGER, NATURE OF OPERATIONS AND CONSOLIDATION

On August 31, 2005, NuWave entered into a merger agreement (the "Agreement") with Corporate Strategies, Inc. ("Corporate Strategies") and the shareholders of Corporate Strategies ("Shareholders"). The Company was subsequently renamed Turnaround Partners, Inc. The transaction was accounted for as a reverse acquisition since control of the merged group passed to the shareholders of the acquired company (Corporate Strategies).

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

The terms of the Series B Preferred were subsequently modified. In connection with the Kipling purchase, 93,334 shares of Series B Preferred were exchanged for a like number of Series D Preferred, which were subsequently reduced to 700 shares of Series D Preferred. The remaining 6,666 shares of Series B Preferred are convertible into 4,195,445 shares of common stock. Each share of the Series D may be convertible, at the option of the holder, at any time and from time to time after December 31, 2006 through June 30, 2009, into that number of shares of Common Stock equal to the greater of (a) one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D and (b) One Hundred Thousand (100,000) shares of Common Stock. Each share of Series D Preferred Stock held by the Holders which has not been converted on or before June 30, 2009 into shares of Common Stock shall be convertible, at the option of the Holder of such share, at any time and from time to time after December 31, 2010 into one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding on June 30, 2009, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D Preferred Stock. The shares of Common Stock received upon conversion shall be fully paid and non-assessable shares of Common Stock. Due to the change in control of the Company, Mr. Connolly and his spouse may not convert debentures that would result in ownership of more than 4.99% of the Company at the time of conversion.

The Series B and D Convertible Preferred Stockholders and the holders of the common stock vote together and the Preferred Stock shall be counted on an "as converted" basis, thereby giving the Preferred Shareholders control of the Company.

On May 31, 2006, we filed an S-8 with the Securities and Exchange Commission for the Emerge Capital Corp. 2005 Stock Incentive Plan (the “Plan”). The document was submitted to register 10,000,000 shares of common stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (a) providing key people with incentives to improve shareholder value and to contribute to the growth and financial success of the Company, and (b) enabling the Company to attract, retain and reward the best-available persons. This document is herein incorporated by reference. As of December 31, 2007 there were 7,250,000 shares available under the Plan.

On September 30, 2006, we completed a stock purchase agreement (the “Agreement”) with Kipling Holdings, Inc. (“Kipling”) and Timothy J. Connolly, to acquire 100% of the total issued and outstanding capital stock of Kipling Holdings, Inc. (“Kipling”), a Delaware corporation. Kipling holds a limited partnership interest in a hotel in West Palm Beach, Florida.

On December 5, 2007 (the “Closing Date”), the Company filed on Form 8-K Current Report, as amended on December 14, 2007 and February 20, 2008, disclosing that the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mr. Timothy J. Connolly, an individual and Viewpoint Capital, LLC, a Nevada limited liability company (the “Investor”) pursuant to which the Company issued to the Investor one (1) share of the Company’s Series E convertible preferred stock, par value $0.01 per share (“Series E Preferred”), which such Series E Preferred is convertible into Three Hundred Million Shares (300,000,000) of common stock of the Company, par value $0.001 per share (“Common Stock”) in exchange for the transfer by the Investor to the Company of Four Million (4,000,000) unrestricted, free-trading shares of common stock of Asset Capital Group, Inc., a Nevada corporation (“ACGU Common Stock”) having a value of Three Million Four Hundred Thousand Dollars ($3,400,000) based on the closing price of ACGU Common Stock as of the Closing Date as reported on the Pink Sheets, LLC. ACGU Common Stock trades under the symbol “ACGU.PK”. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Company’s Common Stock by virtue of the Investor’s ownership of the Series E Preferred.

On February 13, 2008, the Investor delivered to the Company a notice to convert the one (1) shares of Series E Preferred to Three Hundred Million (300,000,000) shares of Common Stock. On February 14, 2008, the Company issued to the Investor Three Hundred Million (300,000,000) shares of Common Stock, all of which are restricted, and canceled the One (1) share of Series E Preferred. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Common Stock of the Company.

During the month of March 2008, we sold our investment in stock of ACGU for approximately $7,700. Consequently, our investment in marketable securities as of December 2007 includes the net realizable value of these securities sold in March 2008.

Effective as of the Closing Date, Mr. Connolly resigned as Vice Chairman of the Board and as President and Chief Executive Officer of the Company, however Mr. Connolly shall continue to serve as President and Chief Executive Officer of Corporate Strategies, Inc., a Texas corporation and wholly-owned subsidiary of the Company (“CSI”) with the understanding that the business of CSI will be discontinued or spun off to its stockholders. In addition, Mr. Connolly shall continue to receive the same compensation as he has received through the Closing Date for his aforementioned continued services to CSI through December 31, 2008, which such date may be extended by mutual agreement by and among the parties to the Purchase Agreement.

Furthermore, Mr. Connolly (and his spouse) agreed on the Closing Date to relinquish certain non-dilutive rights in favor of Mr. Connolly (and his spouse) contained in Seven Hundred (700) shares of Series D convertible preferred stock held by Mr. Connolly (and his spouse) effective June 30, 2009 (instead of the previous date of December 31, 2010) in exchange for the Company conveying all rights to the names “Turnaround Partners, Inc.”, “Corporate Strategies, Inc.” and “Kipling Holdings, Inc.”, as well as all title to all furniture and equipment in the Houston office of the Company. The parties to the Purchase Agreement also agreed that the names of these companies shall be changed within sixty (60) days following the Closing Date.

As disclosed in the Form 8-K Current Report referred to above, the Company disclosed that effective as of December 27, 2007, the Board of Directors of the Registrant (the “Board”) accepted the resignation of (a) Wm. Chris Mathers from his position as Chief Financial Officer of the Registrant and (b) Fred Zeidman from his position as a member of the Board. Mr. Russell Kidder, the Registrant’s current President, Chief Executive Officer and member of the Board, shall serve as interim Chief Financial Officer, effective as of December 27, 2007.

In connection with the Purchase Agreement, Mr. Russell Kidder was appointed to serve as President, Chief Executive Officer and as a Director of the Company effective as of the Closing Date.

As filed on Form 8-K Current Report on January 3, 2008, the Company disclosed that effective as of December 31, 2007, Corporate Strategies, Inc. (“CSI”), a Texas corporation and wholly-owned subsidiary of Turnaround Partners, Inc., a Nevada corporation entered into a Purchase Agreement with Natural Nutrition, Inc., a Nevada corporation (“NN”) and CSI Business Finance, Inc., a Texas corporation and wholly-owned subsidiary of NN (together with NN, the “Buyer”) pursuant to which CSI conveyed, transferred and assigned to the Buyer all of its title to and rights in CSI’s ten percent (10%) interest in the total issued and outstanding capital stock of Interactive Nutrition International, Inc. (“INII”), a company organized under the laws of Canada in exchange for the conveyance, transfer and assignment to CSI by the Buyer of certain Notes held by the Buyer (as such term is defined in the Agreement) plus a cash payment equal to One Hundred Ninety-Eight Thousand Eight Hundred Ninety-Nine Dollars and Ten Cents ($198,899.10). In addition, NN assumed payment for all of CSI’s office lease, equipment payments and any other payments related to the office space in Houston, Texas for the remainder of the lease term and any renewals.

NATURE OF OPERATIONS AND ORGANIZATION

The discussion below regarding the nature of operations and organization assumes the Company will continue with the current business plan, however in light of the Company’s change in control of ownership, the Company is contemplating a new business model. Currently, the Company believes the new business plan going forward is to focus on alternative and clean technologies.

The Company is an established provider of restructuring strategies, turnaround execution and business development services for emerging and re-emerging public companies. The Company markets its services to public companies, hedge funds, institutional investors and banks that have significant exposure in troubled micro-cap public companies. These companies are typically either in operational or financial difficulty and may be in default of lending or equity agreements, and as a result, they may be facing bankruptcy or liquidation if their operations are not turned around. Under our consulting agreements, we do not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%.

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

•	The Company requires the client or their investor to provide the client company with working capital necessary to execute the turnaround plan.

•	The Company requires the client to fully indemnify the Company against any actions, with the exception of gross negligence or malfeasance.

•	If the client has officer and director insurance, we require the client to add the Company or any of the Company's contractors as insured parties under the policy.

•	Should the Company consider altering any of the policies above, it will require a vote of our Board of Directors to waive them and agree to the maximum amount of risk that the Company will assume.

The Company also actively trades securities and options with available cash. Many of these transactions contain a considerable amount of risk.

Lehigh Acquisition Corp. ("Lehigh") was a subsidiary of NuWave and is treated as if it was acquired August 31, 2005, the date of the merger. Lehigh was sold on February 3, 2006. These financial statements include the operations of Lehigh through February 3, 2006 as discontinued operations.

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

Marketable securities gains (losses) is both trading gains or losses and the change in market value of the trading securities owned by the Company, including related puts and calls. The Company accounts for marketable securities in accordance with Financial Accounting Standard 115 "Accounting for Certain Investments in Debt and Equity Securities."

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

COLLECTIBILITY OF ACCOUNTS AND NOTES RECEIVABLE

The accounts and notes receivable are reviewed monthly for aging and quarterly credit evaluation of the customer's financial condition to determine collectibility. Write-offs or an increase in the allowance for doubtful accounts are made based on this evaluation. The allowance for doubtful accounts was approximately $482,686 for the year ended December 31, 2007.

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

The Company did not have any fixed assets as of December 31, 2007. As part of the December 2007 transaction with ACGU, title to all furniture and equipment in the Houston office of the Company was conveyed to the ex-Vice Chairman of the Board of Directors and ex-CEO, Tim Connolly.

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

For the 2007 Period, we recorded an operating loss and impairment on our investment in the West Palm Beach hotel within Kipling Holdings, Inc. in the amount of $685,136. Included in this amount is $540,000 for impairment of long-lived asset. During the fourth quarter of 2007 there was a proposed sale of the hotel that would have resulted in a loss to the Company of approximately $540.000. The sale of the hotel did not occur, but the asset was written down to estimated net realizable value nevertheless. The business segment affected is our “Hotel Investment” as found in Footnote 20 of the consolidated financial statements.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

FAIR VALUE DISCLOSURE AT DECEMBER 31, 2007

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense on continuing operations was $69,455 and $120,155 for the years ended December 31, 2007 and 2006, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company adopted FIN 48 effective as of January 1, 2007. The adoption of FIN 48 did not have a material impact on its effective tax rate.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued Final FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2, which was effective upon issuance, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The Company expects to adopt FAS No. 157 on January 1, 2008 and 2009 for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities, respectively. The Company does not believe that the adoption of FAS No. 157 will have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations for the year ended December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008. The Company has evaluated the impact of adopting SFAS No. 159 and has determined that it will not elect the fair value option under SFAS No.159 for any financial instruments that are not required to be presented at fair value under generally accepted accounting principles.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, of the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Company is currently evaluating the impact SFAS No. 141R will have on any future business combinations.

NOTE 3 – INCOME (LOSS) PER COMMON SHARE

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

The computations for basic and diluted net income (loss) per share consist of the following:

	Years Ended
	December 31,
	2007	2006

Income (loss) from continuing operations	$(2,604,975)	$1,623,356
Less effect of derivatives, preferred stock and convertible debenture	828,766	-
Adjusted income (loss) from continuing operations	$(1,776,209)	$1,623,356

Income (loss) from discontinued operations	-	(4,688)
Gain on sale of subsidiary	-	3,317,406
Net income (loss)	$(1,776,209)	$4,936,074

Basic weighted average shares	63,733,188	25,505,662
Effect of dilutive securities:
Series B preferred stock	-	4,195,445
Series D preferred stock	-	68,710,842

Diluted weighted average shares	63,733,188	98,411,949

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.04)	$0.06
Income (loss) from discontinued operations	-	0.13
Net income (loss)	$(0.04)	$0.19

Diluted:
Income (loss) from continuing operations	$-	$0.02
Income (loss) from discontinued operations	-	0.03
Net income (loss)	$-	$0.05

(1)
A weighted average year-to-date number of Convertible Debentures to convert into 52,502,492 and 51,383,109 shares of common stock were outstanding during the twelve months ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted per share net income (loss) for the twelve months ended December 31, 2007 or 2006 because they were anti-dilutive. In addition because they were anti-dilutive, 4,195,445 of Series B preferred stock and 94,665,241 of Series D preferred stock were not included in the computation of diluted income per share. In addition there were 3,000,000 warrants that were not included because of their anti-dilutive effect.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash, accounts and notes receivable and marketable securities. The Company maintains its cash accounts in high quality FDIC insured banks in Texas and in money market brokerage accounts. The Company's accounts receivables consist of receivables for consulting from companies located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions to ensure collections and minimize losses. The Company reduces its credit risk relating to marketable securities through diversification of marketable securities held. See Note 7 – Investment in Marketable Securities for risks associated with a short-term investment in auction rate securities.

For the years ended December 31, 2007 and 2006, the Company had sales as a percent of annual revenues from continuing operations from the following customers:

	2007	2006

Customer A	63%	0%
Customer B	9%	31%
Customer C	0%	25%
Customer D	9%	19%
Customer E	19%	0%

No other customers accounted for more than 10% of revenue during the year.

NOTE 5 - CONCENTRATION OF TRANSACTIONS WITH YA GLOBAL INVESTMENTS, LP (“YA Global”) (fka Cornell Capital Partners, LP).

At December 31, 2007, $7,826,100 of the convertible debentures are owed to YA Global and Highgate House Funds, Ltd., an affiliate of YA Global.

YA Global is the principal lender to the Company.

In February 2006, the Company sold its wholly-owned subsidiary, Lehigh, to YA Global for total proceeds of $5,948,407 including the assumption of $4,881,274 promissory notes, $400,000 of convertible debentures, $573,737 of accrued expense and interest and cash of $93,396. The transaction resulted in a gain of $3,042,406.

NOTE 6 - FIXED ASSETS

The Company did not have any fixed assets as of December 31, 2007. As part of the December 2007 transaction with ACGU, title to all furniture and equipment in the Houston office of the Company was conveyed to the ex-Vice Chairman of the Board of Directors and CEO, Tim Connolly.

Depreciation expense for the years ended December 31, 2007 and 2006 was $24,041 and $23,874, respectively.

NOTE 7 - INVESTMENT IN MARKETABLE SECURITIES

Investments in marketable securities primarily include shares of common stock in various companies. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At December 31, 2007 and 2006, the Company had unrealized losses of $25,353 and $158,809, respectively, related to marketable securities held on those dates. These unrealized gains and losses are included in the consolidated statements of operations for the respective years.

Investments include shares of common stock in companies which do not have a readily determinable fair market value and are accounted for using the cost method. Once a quarter, the financial statements, operations and any other information needed to evaluate these investments are reviewed to determine if an impairment needs to be recorded. At December 31, 2007, the Company had $29,852 of investment in preferred stock carried at cost.

As of December 31, 2007, $500,000 of our short-term investments was invested in auction rate securities, or ARSs. The $500,000 we have invested in ARSs at April 28, 2008 is collateralized by portfolios of AAA municipal obligations.  Through the date of this filing, auctions of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge.

NOTE 8 – ACQUISITION OF KIPLING HOLDINGS, INC.

On September 30, 2006, we completed a stock purchase agreement (the “Agreement”) to acquire 100% of the total issued and outstanding capital stock of Kipling Holdings, Inc. (“Kipling”), a Delaware corporation from Timothy J. Connolly in consideration of (a) our assumption of all of the liabilities of Kipling, subject to certain consents, (b) certain anti-dilution rights as set forth in the Agreement and (c) all legal and other costs and expenses incurred by Kipling in consideration with this Agreement. Mr. Connolly serves as CEO of Turnaround and therefore (i) Turnaround obtained a third party appraisal of the Company which valued the required asset at Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) more than the liabilities assumed and (ii) Turnaround’s other (disinterested) Board member and CFO reviewed and approved this affiliate transaction. Mr. Connolly received no profit from this affiliated transaction. Because this transaction was between parties under common control, we recorded the $3,313,264 of consideration in excess of Mr. Connolly’s original cost basis as a deemed distribution to Mr. Connolly. The Agreement had been subject to the written consent of Highgate House Funds, Ltd. (“Highgate”), which the Company and Highgate reduced to writing effective as of September 30, 2006. Kipling primarily provides capital for investments in the hospitality industry. Kipling, at December 31, 2007, owned a thirty percent interest in a Hilton hotel under construction in West Palm Beach, Florida. Since the purchase was effective on September 30, 2006 the Company did not record any revenue or expenses during the nine months ended September 30, 2006. The loss for the period, October 1 through December 31, 2006, and for the entire year ended December 31, 2007 had been included in the statement of operations.

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

Assets and liabilities acquired in the acquisition

The Company has a thirty percent limited partnership interest in Worthington Hospitality, L.L.L.P. (Worthington) totaling $3,720,007. The initial investment of $4,500,000 was funded on December 7, 2005. The partnership currently has a Hilton hotel, which became operational in February 2007, in West Palm Beach, Florida. The partnership agreement provides for a preferential return of seven percent per annum on the capital contributions funded by the investors until such time as the hotel/partnership secures a temporary or permanent certificate of occupancy, at which time the preferential return shall cease to accrue. As of December 31, 2007, the $4,500,000 Investment in Worthington has been reduced by $481,250 for the preferential return and distributions of capital, cumulative partnership income and loses and a $540,000 impairment through December 31, 2007. The Company receives thirty percent of any monetary amounts paid out by the partnership and will be allocated thirty percent of all operating profits, non-operating profits and losses of the partnership. This investment is accounted for using the equity method.

Worthington started its operations September 14, 2005. At December 31, 2007 Worthington had a book value of $2,648,223 consisting of cash, land, building, furniture and fixtures, equipment and other assets of $12,199,936 and accounts payable and debt of $9,551,713. The difference between the book value of the investment and the underlying equity in the net assets per the partnership at the date of completion of the hotel in the amount of $2,694,557 is being depreciated over 25 years which is the same as the depreciable life of the building.

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

Debenture Payable from the acquisition

The Company is the issuer of a $6,225,000 Secured Convertible Debenture (“the Debenture”) payable to Highgate House Funds, Ltd (“Holder”), dated December 2, 2005. The Debenture bears interest at the rate of 7%, which is accrued until maturity. The Debenture is due and payable in full, including accrued interest from inception, on December 1, 2010. Associated deferred debenture costs in the amount of $43,725, net of $18,219 amortization as of December 31, 2007, has been recorded as a non-current asset.

The Debenture is convertible, at the option of the Holder, into common stock of the Company at a price per share equal to the lower of (i) $.50 (the “Fixed Price”) or (ii) eighty percent (80%) of the lowest closing bid price for the five (5) trading days immediately preceding the date of conversion or, if a special event of default occurs, at a price per share equal to eighty percent (80%) of the lowest closing bid price for the thirty (30) trading days immediately preceding the date of conversion. The shares of common stock issuable by the Company to the investor upon conversion of shares of the Debentures will not be registered initially under the Securities Act of 1933. The Company is obligated to register the resale of the conversion shares under the Securities and Exchange Act, pursuant to the terms of the Investor Registration Rights Agreement dated December 2, 2005. The Registration Rights Agreement called for the Company to register the underlying securities no later than 180 after the execution of the Debenture agreement (this requirement has been extended to June 30, 2008) and use its best efforts to have the Initial Registration statement declared effective by the SEC no later than ninety days after the date filed.

Per the original agreement, in the event the Registration Statement is not filed by December 6, 2006 or is not declared effective within ninety days of the filing date, the Company will pay liquidated damages, to the Holder, a cash amount equal to two percent per month of the outstanding principal amount of the Debenture outstanding. The holder had verbally agreed to extend the registration filing requirement date to June 30, 2008. The requirement under the Registration Rights Agreement for this debenture has now been verbally waived.

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

December 31, 2006
(unaudited)

Net sales	$1,127,219
Net income (loss)	$1,591,354
Weighted average number of common shares outstanding – basic	25,505,662
Weighted average number of common shares outstanding – diluted	98,411,949
Income per common share – basic	$0.19
Income per common share – diluted	$0.05

NOTE 9 - NOTES PAYABLE

On November 20, 2002, the Company obtained an unsecured revolving line of credit of $100,000 at prime plus 2% with an open maturity date. At December 31, 2007, the prime rate was 7.50% and amount borrowed was $48,936. At December 31, 2007, all payments under the terms of the note were current.

NOTE 10 -CONVERTIBLE DEBENTURES - DERIVATIVE FINANCIAL INSTRUMENTS

The Convertible Debentures issued from 2003 through 2007 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified the following instruments have derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

YA Global Debenture issued 5/6/04 in the face amount of $400,000
YA Global Debenture issued 6/24/04 in the face amount of $500,000
YA Global Debenture issued 9/28/04 in the face amount of $400,000
YA Global Debenture issued 4/6/05 in the faceamount of $400,000
Holland et. al. Debentures issued 12/22/03 in the face amount of$250,000
Saporito Debenture issued 1/29/04 in the face amount of $100,000
Viola Debenture issued 10/12/04 in the face amount of $100,000
Highgate House issued 12/02/05 in the face amount of $6,225,000

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

YA GLOBAL 5/06/04 CONVERTIBLE DEBENTURE

On May 6, 2004, Corporate Strategies entered into a Secured Debenture agreement with YA Global, pursuant to which the Company sold $400,000 of convertible notes due May 5, 2007.

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

YA GLOBAL 6/24/04 CONVERTIBLE DEBENTURE

On June 24, 2004, Corporate Strategies entered into a Secured Debenture agreement with I-Voice, pursuant to which the Company sold $500,000 of convertible notes due May 1, 2007. The notes were subsequently assigned to YA Global.

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

YA GLOBAL 9/28/04 CONVERTIBLE DEBENTURE

On September 28, 2004, Corporate Strategies entered into a Secured Debenture agreement with YA GLobal., pursuant to which the Company sold $400,000 of convertible notes due September 28, 2007.

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

YA GLOBAL 4/06/05 CONVERTIBLE DEBENTURE

On April 6, 2005, Corporate Strategies entered into a Secured Debenture agreement with YA Global, pursuant to which the Company sold $400,000 of convertible notes due April 6, 2008.

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

The debentures for YA Global, Holland, Saparito and Viola have been verbally extended to June 30, 2008. At December 31, 2007, $1,932,475 of debentures are classified as a current liability, however the Company can force conversion of the debentures into common stock at any time.

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

The following is a summary of the Convertible Debentures and the adjustments made based on the embedded derivatives:

Summary of Derivative Values	Derivative Liabilities - Value as of:

Convertible Debentures	12/31/2007

Holland et. al. Debentures issued 12/22/03	$1,284
Saporito Debenture issued 1/29/04	2,045
YA Global Debentures issued 5/6/04	1,881
YA Global Debentures issued 6/24/04	3,134
YA Global Debentures issued 9/28/04	2,508
Viola Debenture issued 10/12/04	202
YA Global Debentures issued 4/6/05	2,504
Highgate Debenture issued 12/2/05	268,623

Total	$282,181

DEBT DISCOUNTS

For the period from inception of the Convertible Debentures through each balance sheet date, the amortization of unamortized discount on the Convertible Notes has been classified as interest expense in the accompanying statements of operations. As of December 31, 2007 there were no discounts associated with the Convertible Debentures.

Annual maturities of notes payable and convertible debentures at December 31, 2007 are as follows:

Year Ending December 31,	Amount

2008	$475,976
2009	50,973
2010	6,280,204
2011	4,802
Total	$6,811,955

NOTE 11 - DEBT EXTINGUISHMENT

The Company accounts for modifications to debt instruments based on the accounting guidance found in EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments. Several of the convertible notes were modified in November, 2005 to extend the maturity to January 31, 2007. These convertible notes were further modified in January, 2007 to extend the maturity to June 30, 2007. None of the debentures were extended past June 30, 2007. All debentures are classified as a current liability, however the Company can force conversion of the debentures into common stock at any time. In addition, two (2) convertible notes were extinguished as part of the proceeds for the sale of Lehigh in February, 2006. Upon modification, each of the convertible notes were tested for extinguishment under the guidance of EITF 96-19. The modification was determined to be substantial for the following notes and the Company accounted for the modification as an extinguishment of debt and recorded the following gains (losses):

Summary of Debt Extinguishment:

Convertible Note	Gain on	Extinguishment

	12/31/07	12/31/06

Holland et. al. Debentures issued 12/8/03	$133,425	$0.00
Holland et. al. Debentures issued 12/22/03	213,545	0.00
Saporito Debenture issued 1/29/04	103,680	0.00
YA Global Debentures issued 5/5/05	0.00	36,194
YA Global Debenture issued 7/20/05	0.00	58,171
Viola Debenture issued 10/12/04	0.00	36,198

Total	$450,650	$130,563

NOTE 12 - DESCRIPTION OF CAPITAL STOCK

The current authorized capital stock of the Company consists of Five Billion (5,000,000,000) shares of Common Stock, par value $0.001 per share, Four Hundred Thousand (400,000) shares of Series A convertible preferred, par value $.01 per share, One Hundred Thousand (100,000) shares each of convertible Series B and D Preferred, par value $0.01 per share, One Thousand (1,000) non-voting shares of Series C Preferred, par value $0.01 per share and one (1) share of Series E Preferred, par value $0.001. As of December 31, 2007, 135,236,054 shares of Common Stock, six thousand six hundred and sixty-six (6,666) shares of Series B Preferred, two hundred twenty-five (225) shares of Series C Preferred, seven hundred (700) shares of Series D Preferred stock, and one (1) share of Series E Preferred were issued and outstanding. The following description is a summary of the capital stock and contains the material terms of voting capital stock.

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

The Company is authorized to issue two million (2,000,000) shares of preferred stock. The holder of the Company's Series B Preferred is entitled to convert into 4,195,445 shares of common stock and is entitled to cast votes equal to these shares on all matters submitted to the shareholders. The series C preferred shares have no voting rights, except as required under Nevada general corporation law. We have 225 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $337,380 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Under the purchase agreement dated December 5, 2007, the series C preferred stock was to have been paid off by December 31, 2007. Therefore, the full liquidation value of $337,380 is recorded as a current liability.

Pursuant to the purchase of our interest in Kipling Holdings, Inc. (“Kipling”) as fully described in Item 6, and effective September 25, 2006, the Board of Directors approved the designation of Series D convertible preferred stock (the “Series D”), par value of $0.01, to consist of up to One Hundred Thousand (100,000) shares. As a result of the Kipling purchase, on December 31, 2006, the Board of Directors reduced the 93,334 shares of then outstanding Series D owned by our CEO, Timothy J. Connolly, and his spouse to Seven Hundred (700) shares of Series D. The Series D ranks pari passu with the common stock of the Company on an “as converted” basis, and senior to the Company’s Series A, B and C preferred stock. The holders of the Series D are entitled to receive dividends or distributions on a pro rata basis when and if dividends are declared on our Common Stock, but with no liquidation preference. Each share of the Series D may be convertible, at the option of the holder, at any time and from time to time after December 31, 2006 through June 30, 2009, into that number of shares of Common Stock equal to the greater of (a) one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding as of the last day of the fiscal quarter immediately preceding such date of conversion, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D and (b) One Hundred Thousand (100,000) shares of Common Stock. Each share of Series D Preferred Stock held by the Holders which has not been converted on or before June 30, 2009 into shares of Common Stock shall be convertible, at the option of the Holder of such share, at any time and from time to time after June 30, 2009 into one tenth of one percent (0.1%) of the total number of shares of Common Stock issued and outstanding on June 30, 2009, calculated on a fully diluted basis after giving effect to the conversion of such share(s) of Series D Preferred Stock. The shares of Common Stock received upon conversion shall be fully paid and non-assessable shares of Common Stock. Due to the change in control of the Company, Mr. Connolly and his spouse may not convert debentures that would result in ownership of more than 4.99% of the Company at the time of conversion.

Pursuant to the closing date with Viewpoint Capital, LLC on December 5, 2007 (the “Closing Date”), the Company disclosed that the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mr. Timothy J. Connolly, an individual and Viewpoint Capital, LLC, a Nevada limited liability company (the “Investor”) pursuant to which the Company issued to the Investor one (1) share of the Company’s Series E convertible preferred stock, par value $0.01 per share (“Series E Preferred”), which such Series E Preferred is convertible into Three Hundred Million Shares (300,000,000) of common stock of the Company, par value $0.001 per share (“Common Stock”) in exchange for the transfer by the Investor to the Company of Four Million (4,000,000) unrestricted, free-trading shares of common stock of Asset Capital Group, Inc., a Nevada corporation (“ACGU Common Stock”) having a value of Three Million Four Hundred Thousand Dollars ($3,400,000) based on the closing price of ACGU Common Stock as of the Closing Date as reported on the Pink Sheets, LLC. ACGU Common Stock trades under the symbol “ACGU.PK”. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Company’s Common Stock by virtue of the Investor’s ownership of the Series E Preferred. During the month of March 2008, we sold our investment in stock of ACGU for approximately $7,700.

On February 13, 2008, the Investor delivered to the Company a notice to convert the one (1) shares of Series E Preferred to Three Hundred Million (300,000,000) shares of Common Stock. On February 14, 2008, the Company issued to the Investor Three Hundred Million (300,000,000) shares of Common Stock, all of which are restricted, and canceled the One (1) share of Series E Preferred. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Common Stock of the Company.

NOTE 13 - WARRANTS

At December 31, 2007 warrants were outstanding to purchase 200,000 shares of the Company's common stock for $1.00 per common share. The warrants expire in September 2008. At September 30, 2006, the Company issued 3,000,000 warrants to purchase the Company’s common stock at an exercise price of $.05 per share until December 31, 2007. These warrants were not exercised as of December 31, 2007.

NOTE 14 - STOCK OPTIONS

No options remain outstanding as of December 31, 2007.

NOTE 15 – STOCK INCENTIVE PLAN

On May 31, 2006, the Turnaround Partners, Inc. 2005 Stock Incentive Plan (the Plan) was adopted and approved by shareholders. On a calendar year basis, an amount of shares of Common Stock equivalent to the greater of 10 million common shares or fifteen percent (15%) of the fully diluted shares outstanding on January 2 of any such calendar year may be allocated, at the discretion of the Administrator, to be granted as awards under the Plan, less awards outstanding at the end of the prior calendar year. At December 31, 2007 there were 7,250,000 shares available under the Plan.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

On September 1, 2004, the Company entered into a five year employment agreement, effective June 1, 2004, with Tim Connolly, Chief Executive Officer and Vice Chairman of the Board. The agreement has a renewal provision and provides for an annual salary and bonus upon attaining certain performance criteria set by the board of directors. The agreement also provides certain anti-dilution provisions in return for an extension of lock-up of the Chief Executive Officer's shares until December 31, 2007 and for certain other fringe benefits. As a result of the agreement of December 5, 2007 with ACGU, Mr. Connolly resigned as Vice Chairman of the Board and as President and Chief Executive Officer of the Company, however Mr. Connolly shall continue to serve as President and Chief Executive Officer of Corporate Strategies, Inc., a Texas corporation and wholly-owned subsidiary of the Company (“CSI”) with the understanding that the business of CSI will be discontinued or spun off to its stockholders. In addition, Mr. Connolly shall continue to receive the same compensation as he has received through the Closing Date for his aforementioned continued services to CSI through December 31, 2008, which such date may be extended by mutual agreement by and among the parties to the Purchase Agreement.

On September 1, 2004, Corporate Strategies entered into a three year employment agreement with Fred Zeidman to serve as President and a director of Corporate Strategies. The agreement has a renewal provision and provides for an annual salary and bonus upon attaining certain performance criteria set by the board of directors and certain fringe benefits; in addition, Mr. Zeidman received 50% of all consulting fees from companies directly provided by or supervised by him. The employment agreement with Mr. Zeidman has not been renewed as of the date of this filing and Mr. Zeidman no longer receives compensation from Corporate Strategies.

On December 2, 2005, Kipling entered into a three year employment agreement with Timothy J. Connolly to serve as President and Chief Executive Officer. The agreement has a renewal provision and provides for an annual salary. Additionally, Mr. Connolly is entitled to a 10% interest in any distributions of any kind, dividends, income, bonuses or sale of the property owned by the Company.

LEASES

Until December 31, 2007, we leased our office space under an operating lease. Rental expense under operating leases for continuing operations aggregated $87,453 and $76,395 for the years ended December 31, 2007 and 2006, respectively. Beginning January 1, 2008, this leased has been assumed by our then affiliate company, Natural Nutrition, Inc.

NOTE 17 - RELATED PARTY TRANSACTIONS

ALLOCATION OF OPERATING EXPENSES

The Company performed certain administrative and management functions for CSI Business Finance, know known as iNutrition, Inc. Based on an estimation of efforts expended, Finance was allocated approximately $244,000 and $308,000 for the years ended December 31, 2007 and 2006, respectively. For the years beginning 2008, the Company no longer provides these administrative services.

NOTE 18 - INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2007 and 2006:

	2007	2006

Income (loss) before taxes	$(2,604,976)	$4,936,074

Income tax benefit computed at statutory rates	$(885,692)	$1,678,265
Permanent differences, nondeductible expenses	279,288	8,390
Increase in valuation allowance	527,936	365,207
Net increase in fair value of derivative liability, net of amortization and debt modification gain	82,368	(1,078,674)
Gain on sale of subsidiary	-	(1,034,418)
Merger expense	-	47,600
Net operating loss allocable to a subsidiary that was sold	-	1,594
Other	(3,900)	12,036

Tax (liability) benefit	$-	$-

The Company will file a consolidated tax return with its subsidiaries.

DEFERRED INCOME TAXES

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2007 is set out below:

Net operation loss	11,312,332
Valuation allowance	(11,327,878)
Revised net operating loss	(290,696)
Bad debt expense	164,113
Intangible asset tax basis difference	123,462
Unrealized loss on security transactions	8,620
Charitable contributions carried forward	10,047

Net deferred tax asset (liability)	$-

The Company has a net operating loss carry forward estimated at $32,416,578 which expires through 2028. This loss is limited under Internal Revenue Code section 382.

NOTE 19 - SEGMENT REPORTING

The Company had two segments: business services (which consists of turnaround execution services, management restructuring services, and business development services) and hotel investment.

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

The Company's operations are conducted in the United States.

	Business	Hotel
	Services	Investment
Year ended December 31, 2006

Revenue	$1,127,219	$-
Interest expense, net of interest income	624,089	194,494
Income (loss) before income tax, merger expense and discontinued operations	(1,269,423)	3,032,779
Income from discontinued operations	-	4,688
Segment assets	1,909,239	5,197,536
Additions to long-term assets	28,958	5,043,239
Depreciation and amortization	23,874	-

Year ended December 31, 2007

Revenue	$1,107,437	$-
Interest expense, net of interest income	606,175	797,450
Loss before income tax, merger expense and discontinued operations	(775,063)	(1,829,912)
Segment assets	691,273	4,173,628
Additions to long-term assets	3,091	-
Depreciation and amortization	24,041	-