Form 10-Q
period 2008-03-31
Turnaround Partners, Inc.
filed 2008-05-15
CIK 1009802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

Commission File Number : 0-28606

  TURNAROUND PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	22-3387630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

109 North Post Oak Lane, Suite 422
Houston, TX 77024

(Address of principal executive offices)

(713) 621-2737

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a small reporting company)	Small reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of our common stock at May 7, 2008 was 499,336,058.

TURNAROUND PARTNERS, INC.

FORM 10-Q

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3 – 4
Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	6 – 7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8 – 13
Item 2. Management’s Discussion and Analysis or Plan of Operation	13 – 16
Item 4. Controls and procedures	16

PART II - OTHER INFORMATION
Item 6. Exhibits	17
SIGNATURES	18

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$131,247	$255,961
Notes and accounts receivable, net of allowance accounts of $442,686	349,494	299,576
Investment in marketable securities	500,000	510,791
Prepaid expense	10,680	23,208
Total current assets	991,421	1,089,536

NONCURRENT ASSETS
Investment in real estate partnership and other investments, at cost	3,755,490	3,749,859
Deferred debenture costs	23,320	25,506
Total noncurrent assets	3,778,810	3,775,365

TOTAL ASSETS	$4,770,231	$4,864,901

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$659,850	$607,181
Unearned income	-	9,167
Convertible debentures	1,874,056	1,932,475
Notes payable	91,681	96,003
Series C Preferred stock including associated paid in capital; liquidation preference of $232,381, redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares authorized, 155 shares issued and outstanding	232,381	337,380
Derivative liability	325,674	282,181

Total current liabilities	3,183,642	3,264,387

Convertible debentures--net of $1,136,193 discount	5,181,082	5,088,807
Note payable	98,614	110,978
Accrued interest payable	1,140,493	903,746
Total liabilities	9,603,831	9,367,918

COMMITMENTS AND CONTINGENCIES	-	-

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)

	March 31,	December 31,
	2008	2007
	(Unaudited)

SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.01, 2,000,000 shares authorized:
Series A Convertible Preferred Stock, noncumulative, $.01 par value; 400,000 shares authorized; none issued	-	-
Series B Convertible Preferred Stock, $.01 par value; 100,000 shares authorized; 6,666 shares issued and outstanding; no liquidation or redemption value	67	67
Series D Convertible Preferred Stock, $.01 par value; 100,000 shares authorized; 700 shares issued and outstanding; no liquidation or redemption value	7	7
Common stock, $.001 par value; 5,000,000,000 shares authorized; 494,236,054 shares issued and outstanding	494,236	135,235
Additional paid-in capital	749,995	1,049,994
Retained deficit	(6,077,905)	(5,688,320)
Total shareholders' deficit	(4,833,600)	(4,503,017)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,770,231	$4,864,901

See accompanying Notes to Condensed Consolidated Financial Statements

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED

	March 31,	March 31,
	2008	2007
REVENUE
Consulting revenue	$9,167	$213,867
Factoring revenue	27,102	-
Marketable securities gain (loss)	(13,476)	21,500
Fee income	-	17,500
Total revenue	22,793	252,867

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and benefits	132,258	237,083
Professional fees	51,782	142,816
Other general and administrative expenses	13,602	136,787
Allocated overhead to affiliated entity	-	(101,199)
Total general and administrative expenses	197,642	415,487

OPERATING LOSS	(174,849)	(162,620)

Other (income) expense:
Net change in fair value of derivative liabilities	43,494	265,968
Income on debt extinguishment	-	(450,650)
Other income - net	-	(35,821)
Interest expense	132,186	147,184
Interest expense - derivatives	222,783	307,870
Interest Income	(14,168)	-
Income from investment in real estate partnership	(137,533)	-
Recovery of bad debts previously expensed	(40,000)	-
Total other (income) expense	206,762	234,551
NET LOSS	(381,611)	(397,171)
Preferred dividends paid	7,971	-
LOSS AVAILABLE TO COMMON SHARES	(389,582)	(397,171)

Basic and diluted income (loss) per share	$(0.00)	$(0.01)

Basic and diluted average shares outstanding	327,322,867	33,954,444

See accompanying Notes to Consolidated Financial Statements

TURNAROUND PARTNER INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(381,611)	$(397,171)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	6,220
Amortization of deferred expenses	2,186	95,421
Non-cash unrealized gains in marketable securities	12,902	-
Non-cash income for redemption of preferred stock	(104,417)	-
Non-cash interest expense-derivatives	92,275	307,870
Net change in fair value of derivative liability	43,493	265,968
Non-cash debt modification gain	-	(450,650)
Non-cash (income) expense	-	(153,522)
Income from investment in real estate partnership	(137,533)	-
(Increase) decrease in assets:
Other accounts receivable	(39,721)	499
Notes receivable	(1,939)	59,298
Prepaid and other	4,270	(52,572)
Investment in marketable securities	10,791	(103,140)
Increase (decrease) in liabilities:
Accounts payable	(5,602)	(16,180)
Accrued liabilities	(292,798)	(85,626)
Unearned income	(9,167)	41,666
Accrued interest	587,814	134,312
Net cash used in operating activities	(219,057)	(347,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(2,279)
Preferental returns on capital of and distribution from partnership	119,000	446,250
Net cash provided by investing activities	119,000	443,971

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(16,686)	(20,336)
Dividends paid on preferred stock	(7,971)	-
Net cash used in financing activities	(24,657)	(20,336)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(124,714)	76,028
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	255,961	1,153,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$131,247	$1,229,821

TURNAROUND PARTNER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended March 31,
	2008	2007

SUPPLEMENTAL INFORMATION
Interest paid	$4,190	$6,257
Taxes paid	$-	$-
Conversion of convertible debentures and accrued interest:
Decrease in debentures and accrued interest	$59,000	$-
Increase in common stock	$59,000	$10,338
Increase in paid-in-capital	$-	$112,486
Conversion of Series E preferred stock:
Increase in common stock	$300,000	$-
Decrease in paid-in-capital	$300,000	$-

See accompanying Notes to Condensed Consolidated Financial Statements

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Turnaround Partners, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2008 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2008. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. The unaudited Condensed Consolidated Financial Statements and the notes thereto in this report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “10-KSB”).

As used herein, the “Company”, “management”, “we”, “our” refers to Turnaround Partners, Inc. or Turnaround Partners, Inc. together with its subsidiaries. The Company’s fiscal year ends on December 31st.

In light of the Company’s change in control of ownership as of December 5, 2007 discussed below, the Company is contemplating a new business model. Currently, the Company believes that the new business plan going forward will be to focus on alternative and clean technologies.

Through March 31, 2008, we had primarily provided business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public and private companies. The Company also actively trades securities and options with available cash. Many of these transactions contain a considerable amount of risk. Under our consulting agreements, we did not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%. We also have a limited partnership interest in a hotel in West Palm Beach, Florida.

On December 5, 2007 (the “Closing Date”), the Company filed on Form 8-K Current Report, as amended on December 14, 2007 and February 20, 2008, disclosing that the Company entered into a Stock Purchase Agreement with Mr. Timothy J. Connolly, an individual and Viewpoint Capital, LLC, a Nevada limited liability company pursuant to which the Company issued to the Investor one (1) share of the Company’s Series E convertible preferred stock, par value $0.001 per share, which such Series E Preferred is convertible into Three Hundred Million Shares (300,000,000) of common stock of the Company, par value $0.001 per share in exchange for the transfer by the Investor to the Company of Four Million (4,000,000) unrestricted, free-trading shares of common stock of Asset Capital Group, Inc. (“ACGU”), a Nevada corporation having a value of Three Million Four Hundred Thousand Dollars ($3,400,000) based on the closing price of ACGU Common Stock as of the Closing Date as reported on the Pink Sheets, LLC. ACGU Common Stock trades under the symbol “ACGU.PK”. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Company’s Common Stock by virtue of the Investor’s ownership of the Series E Preferred.

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

As filed on Form 8-K Current Report on January 3, 2008, and is hereby incorporated in this document by reference, the Company disclosed that effective as of December 31, 2007, Corporate Strategies, Inc. (“CSI”), a Texas corporation and wholly-owned subsidiary of Turnaround Partners, Inc., a Nevada corporation entered into a Purchase Agreement with Natural Nutrition, Inc., a Nevada corporation (“NN”) and CSI Business Finance, Inc., a Texas corporation and wholly-owned subsidiary of NN (together with NN, the “Buyer”) pursuant to which CSI conveyed, transferred and assigned to the Buyer all of its title to and rights in CSI’s ten percent (10%) interest in the total issued and outstanding capital stock of Interactive Nutrition International, Inc. (“INII”), a company organized under the laws of Canada in exchange for the conveyance, transfer and assignment to CSI by the Buyer of certain Notes held by the Buyer (as such term is defined in the Agreement) plus a cash payment equal to One Hundred Ninety-Eight Thousand Eight Hundred Ninety-Nine Dollars and Ten Cents ($198,899.10). In addition, NN assumed payment for all of CSI’s office lease, equipment payments and any other payments related to the office space in Houston, Texas for the remainder of the lease term and any renewals.

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

 Recently Issued Accounting Pronouncements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will adopt SFAS 161 in the first fiscal quarter of 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

The computations for basic and diluted net income (loss) per share consist of the following:

	Three Months Ended
	March 31,
	2008	2007

Loss from continuing operations	$(381,611)	$(397,171)
Less effect of derivatives, preferred stock and convertible debenture	398,463	-
Adjusted income (loss) from continuing operations	$16,852	$(397,171)

Income (loss) from discontinued operations	-	-
Gain on sale of subsidiary	-	-
Net income (loss)	$16,852	$(397,171)

Basic weighted average shares	327,322,867	33,954,444
Effect of dilutive securities:
Series B preferred stock	-	-
Series D preferred stock	-	-
Convertible debentures	-	-

Diluted weighted average shares	327,322,867	33,954,444

Income (loss) per share:
Basic:
Net (loss)	$(0.00)	$(0.01)

Diluted:
Net income (loss)	$(0.00)	$(0.01)

(1)
A weighted average year-to-date number of Convertible Debentures, Series B and Series D preferred stock to convert into 402,663,175 shares of common stock were outstanding during the three months ended March 31, 2008, but were not included in the computation of diluted per share net income for the three months ended March 31, 2008 because they were anti-dilutive. There were no similar potentially dilutive shares outstanding for the three months ended March 31, 2007.

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

The Company's operations are conducted in the United States.

	Business	Hotel
	Services	Investment
Three months ended March 31, 2007

Revenue	$252,867	$-
Loss before income tax	(173,579)	(223,592)
Segment assets	1,787,757	5,006,852

Year ended March 31, 2008

Revenue	$22,793	$-
Income (loss) before income tax	(519,144)	137,533
Segment assets	507,228	4,263,003

Note 5 - Investment in Unconsolidated Entities

Through our wholly-owned subsidiary, Kipling Holdings, Inc, we own a 35% limited partnership interest in a partnership that owns a Hilton hotel in West Palm Beach, Florida. Because we do not control the partnership entity, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisition and any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 25 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. We periodically review our investment in unconsolidated entities for other than temporary declines in fair value. Any decline that is not expected to be recovered in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. For the year ended December 31, 2007, we recorded an impairment on our investment in real estate partnership in the amount of $ 540,000. Estimated fair values are based on our projections of cash flows. Since we are a limited partner, we do not make management decisions in this partnership and are subject to the decisions made by the general partner of this unconsolidated entity. This could include a sale of the property at a time and price that may not be in our best interest. While we expect the General Partner will act in good faith at all times, we could incur a loss on this investment if a sale or foreclosure of the real estate occurs at a price that does not fully recover our equity investment.

Note 6 - Series C Preferred Stock

We have 155 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $232,381 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Under the purchase agreement dated December 5, 2007, the series C preferred stock was to have been paid off by December 31, 2007. Therefore, the full liquidation value of $232,381 is recorded as a current liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q, and the accompanying M,D&A, contains forward-looking statements.  Statements contained in this report about Turnaround Partners, Inc.’s future outlook, prospects, strategies and plans, and about industry conditions and demand for our financial services are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur.  Such risks and uncertainties include, without limitation, the success of our contemplated new business plan, conditions in the capital and equity markets, our success in trading marketable securities, the success of our investment in our partnership that owns a hotel in West Palm Beach, Florida and our ability to obtain and maintain normal terms with our vendors and service providers during the periods covered by the forward-looking statements.

 The forward-looking statements contained in this report speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Turnaround Partners, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred in this document, our annual report filed on Form 10-KSB and any future documents filed with the SEC. The following M,D&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein, and in conjunction with our audited financial statements, together with footnotes and the M,D&A, in our 2007 annual report filed on Form 10-KSB as filed with the SEC.

OVERVIEW

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

Historically we primarily provided business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public and private companies. The Company also actively trades securities and options with available cash. Many of these transactions contain a considerable amount of risk. Under our consulting agreements, we do not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%.

On December 5, 2007 (the “Closing Date”), the Company filed on Form 8-K Current Report, as amended on December 14, 2007 and February 20, 2008, disclosing that the Company entered into a Stock Purchase Agreement with Mr. Timothy J. Connolly, an individual and Viewpoint Capital, LLC, a Nevada limited liability company pursuant to which the Company issued to the Investor one (1) share of the Company’s Series E convertible preferred stock, par value $0.01 per share, which such Series E Preferred is convertible into Three Hundred Million Shares (300,000,000) of common stock of the Company, par value $0.001 per share in exchange for the transfer by the Investor to the Company of Four Million (4,000,000) unrestricted, free-trading shares of common stock of Asset Capital Group, Inc. (“ACGU”), a Nevada corporation having a value of Three Million Four Hundred Thousand Dollars ($3,400,000) based on the closing price of ACGU Common Stock as of the Closing Date as reported on the Pink Sheets, LLC. ACGU Common Stock trades under the symbol “ACGU.PK”. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Company’s Common Stock by virtue of the Investor’s ownership of the Series E Preferred.

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

As filed on Form 8-K Current Report on January 3, 2008, and is hereby incorporated in this document by reference, the Company disclosed that effective as of December 31, 2007, Corporate Strategies, Inc. (“CSI”), a Texas corporation and wholly-owned subsidiary of Turnaround Partners, Inc., a Nevada corporation entered into a Purchase Agreement with Natural Nutrition, Inc., a Nevada corporation (“NN”) and CSI Business Finance, Inc., a Texas corporation and wholly-owned subsidiary of NN pursuant to which CSI conveyed, transferred and assigned to the Buyer all of its title to and rights in CSI’s ten percent (10%) interest in the total issued and outstanding capital stock of Interactive Nutrition International, Inc., a company organized under the laws of Canada (“INII”) in exchange for the conveyance, transfer and assignment to CSI by the Buyer of certain Notes held by the Buyer (as such term is defined in the Agreement) plus a cash payment equal to One Hundred Ninety-Eight Thousand Eight Hundred Ninety-Nine Dollars and Ten Cents ($198,899.10). In addition, NN assumed payment for all of CSI’s office lease, equipment payments and any other payments related to the office space located in Houston, Texas for the remainder of the lease term and any renewals.

Through our wholly-owned subsidiary, Kipling Holdings, Inc, we own a 35% limited partnership interest in a partnership that owns a Hilton hotel in West Palm Beach, Florida. Because we do not control the partnership entity, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisition and any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 25 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. We periodically review our investment in unconsolidated entities for other than temporary declines in fair value. Any decline that is not expected to be recovered in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. For the year ended December 31, 2007, we recorded an impairment on our investment in real estate partnership in the amount of $ 540,000. Estimated fair values are based on our projections of cash flows. Since we are a limited partner, we do not make management decisions in this partnership and are subject to the decisions made by the general partner of this unconsolidated entity. This could include a sale of the property at a time and price that may not be in our best interest. While we expect the General Partner will act in good faith at all times, we could incur a loss on this investment if a sale or foreclosure of the real estate occurs at a price that does not fully recover our equity investment.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will adopt SFAS 161 in the first fiscal quarter of 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and March 31, 2007

Revenue

Our total revenue for the three months ended March 31, 2008 was $22,793 as opposed to total revenue of $252,867 for the same period ending March 31, 2007.

We earned $9,167 in consulting revenue for the three months ended March 31, 2008 versus $213,867 for the three months ended March 31, 2007. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. Because of the possible change in our fundamental business model, no new contracts have been procured at the time of this filing, and it is possible that no new contracts will be sought in the future.

We recovered $27,102 of factoring revenue previously written off. We believe that there is potential for the recovery of additional factoring revenue of this nature but the amount and its certainty cannot be assured.

Trading in marketable securities generated a loss of $13,476 for the quarter ended March 31, 2008 compared to income of $21,500 for the same period in 2007. Marketable securities losses included unrealized gains (losses) of $(12,903) and $33,863, respectively for the quarters ended March 31, 2008 and 2007 and realized losses of $573 and $12,363, respectively for the quarters ended March 31, 2008 and 2007.

We did not generate any fee income for the three months ended March 31, 2008. Our fee income for the three months ended March 31, 2007 was $17,500. Fee income is generated through the realization of placement fees from clients for financing transactions. Because of the possible change in our fundamental business model, no new contracts have been procured at the time of this filing, and it is possible that no new contracts will be sought in the future.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the quarter ended March 31, 2008 were $197,642 compared to $415,487 for the period ended March 31, 2007, a decrease of approximately $217,845. For the three months ended March 31, 2008, general and administrative expenses were primarily comprised of salaries and benefits of $132,258 and professional fees of $51,782. For the three months ended March 31, 2007, general and administrative expenses were primarily comprised of salaries and benefits in the amount of $237,083 and professional fees of $142,816. The remaining general and administrative expenses were comprised of ordinary expenses necessary for our operations. Our company shares office space and certain administrative functions and staff with another company. For the three months ended March 31, 2007, $101,199 of expenses were allocated to this company. There were no such allocations for the three months ended March 31, 2008.

Salaries and benefits decreased by approximately $105,000 to $132,258 in 2008 as compared to the same period in 2007, primarily as a result of our acquisition specialist leaving our employment in May 2007 and our Chief Financial Officer leaving our employment in December 2007.

Other income and expense

Interest expense increased by approximately $100,000 for the three months ended March 31, 2008 as compared to the same period ended March 31, 2007. The increase is primarily a result of interest expense associated with our convertible debentures.

We recorded a net change in fair value of derivative liabilities in the amount of $43,494 and $265,968 for the three months ended March 31, 2008 and March 31, 2007, respectively. These amounts represent the change in the fair value of the net derivative liability for the quarters.

During the first quarter of 2007, certain individuals converted their debentures into our common stock. As a result, we recorded a gain on debt extinguishment in the amount of $450,650 in the first quarter of 2007. There was no such gain on debt extinguishment for the first quarter of 2008.

We recovered $40,000 of bad debts in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

We recorded a net loss for the three months ended March 31, 2008 of $381,611 versus a net loss of $397,171 for the three months ended March 31, 2007. Net cash used in operating activities was $219,057 for the three months ended March 31, 2008. Non-cash derivative interest expense and net change in derivative liability amounted to a charge of $135,768. We recorded income from our investment in real estate partnership in the amount of $137,533. We also had an increase in the value of our marketable securities in the amount of $80,390.

At March 31, 2008, the Company had a working capital deficit of $2,192,221. Our working capital deficit includes a computed liability for the fair value of derivatives of $325,674, which will only be realized on the conversion of the derivatives, or settlement of the debentures. The Company at its option can force conversion of certain of convertible debentures into the Company's common stock at maturity date.

Investing activities

We received proceeds from a preferential return from our investment in the partnership that owns a hotel in West Palm Beach, Florida in the amount of $119,000.

As of March 31, 2008, $500,000 of our short-term investments was invested in auction rate securities, or ARSs. The $500,000 we have invested in ARSs at May 12, 2008 is collateralized by portfolios of AAA municipal obligations.  Through the date of this filing, auctions of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. Excluding ARSs, we had approximately $131,247 in cash and short-term investments. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months, however if the ARS’ are not converted into cash within the next 12 months the Company could experience working capital difficulties.

Financing activities

For the three months ended March 31, 2008, we repaid $16,686 on note payables and paid preferred dividends in the amount of $7,971.

We have 155 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $232,381 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Under the purchase agreement dated December 5, 2007, the series C preferred stock was to have been paid off by December 31, 2007 therefore, the full liquidation value of $232,381 is recorded as a current liability.

Our cash flows for the periods are summarized below:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007

Net cash used in operating activities	$219,057	$347,607
Net cash provided by investing activities	119,000	443,971
Net cash used in financing activities	24,657	20,336

Our cash decreased by $124,714 since December 31, 2007.

We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months, however if the ARS’ are not converted into cash within the next 12 months the Company could experience working capital difficulties.

OFF-BALANCE SHEET ARRANGEMENTS

None

ITEM 4T. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the material weaknesses described herein the Company's CEO has concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act.

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

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report, the Company's CEO has determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

Material Weaknesses Identified

In connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2007, our independent registered public accounting firm informed us that we had significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board, which had been identified in connection with the audit of our Consolidated Financial Statements for the fiscal years ended December 31, 2007.

The material weaknesses identified by the auditor during the December 31, 2007 audit were the lack of segregation of duties necessary to maintain proper checks and balances between functions and the lack of procedures to properly account for non-routine transactions including the write down of stock investment, impairment of an investment in a partnership and recording of the additional liability at the liquidation value for a series of preferred stock which was to be completely liquidated at December 31, 2007.

The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents Filed As Part Of This Report:

See Index to Condensed Consolidated Financial Statements attached which are filed as part of this Quarterly Report.

(b) Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Agreement and Plan of Merger, dated as of November 22, 2006, by and between Emerge Capital Corp. (the Delaware corporation) and Turnaround Partners, Inc. (the Nevada corporation)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 5, 2007.
2.2	Certificate of Ownership and Merger of Emerge Capital Corp. with and into Turnaround Partners, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 5, 2007.
2.3	Articles of Merger of Turnaround Partners, Inc. and Emerge Capital Corp.	Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 5, 2007.
3.1	Articles of Incorporation of Turnaround Partners, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 5, 2007.
3.2	Bylaws of Turnaround Partners, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 5, 2007.
3.3	Amendment to Bylaws of Turnaround Partners, Inc. rescinded	Incorporated by reference to Item 5.03 of the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on February 22, 2008.
4.1	2005 Stock Incentive Plan	Incorporated by reference to Appendix A to the Company's Definitive Information Statement as filed with the U.S. Securities and Exchange Commission on December 13, 2005
4.2	Amended and Restated Certificate of Designation of Series D Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on December 14, 2007.
10.1	Purchase Agreement, dated effective as of December 31, 2007, by and among Natural Nutrition, Inc., CSI Business Finance, Inc., and Corporate Strategies, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 3, 2008.
10.2	Amendment to Stock Purchase Agreement, dated December 5, 2007, by and among Turnaround Partners, Inc., Mr. Timothy J. Connolly and Viewpoint Capital, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on February 20, 2008
31.1	Certification by Chief Executive Officer pursuant to 15.U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herein
32.1	Certification by Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008	Turnaround Partners, Inc.

(Registrant)

/s/ Russell Kidder
Russell Kidder
President, Chief Executive Officer and Interim CFO