Form 10-Q
period 2008-06-30
Turnaround Partners, Inc.
filed 2008-08-14
CIK 1009802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of our common stock at August 7, 2008 was 499,336,054.

TURNAROUND PARTNERS, INC.

FORM 10-Q

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3 - 4
Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007 (Unaudited)	5
Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8 - 11
Item 2. Management’s Discussion and Analysis or Plan of Operation	12 - 16
Item 4T. Controls and Procedures	17

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Securities Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18
SIGNATURES	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$89,743	$255,961
Notes and accounts receivable	147,241	299,576
Investment in marketable securities	246,824	510,791
Prepaid expense and deferred financing costs	33,788	23,208
Total current assets	517,596	1,089,536

NONCURRENT ASSETS
Investment in real estate partnership and other investments, at cost	3,586,204	3,749,859
Deferred debenture costs	-	25,506
Total noncurrent assets	3,586,204	3,775,365

TOTAL ASSETS	$4,103,800	$4,864,901

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$616,081	$607,181
Convertible debentures	1,874,056	1,932,475
Notes payable	81,138	96,003
Unearned income	-	9,167
Series C Preferred stock including associated paid in capital; redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares authorized, -0- and 245 shares issued and outstanding	-	337,380
Derivative liabilities	325,976	282,181

Total current liabilities	2,897,251	3,264,387

Convertible debentures--net of $950,790 and $1,136,193 discount	5,274,210	5,088,807
Notes payable	86,000	110,978
Accrued interest payable	1,202,296	903,746
Total liabilities	9,459,757	9,367,918

COMMITMENTS AND CONTINGENCIES	-

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)

	June 30,	December 31,
	2008	2007
	(Unaudited)
SHAREHOLDERS' DEFICIT
Preferred Stock, par value $.01, 2,000,000 shares authorized:
Series A Convertible Preferred Stock, noncumulative, $.01 par value; 400,000 shares authorized; none issued	-
Series B Convertible Preferred Stock, $.01 par value; 100,000 shares authorized; 6,666 shares issued and outstanding; no liquidation or redemption value	67	67
Series D Convertible Preferred Stock, 100,000 shares authorized; 700 shares issued and outstanding; no liquidation or redemption value	7	7
Common stock, $.001 par value; 5,000,000,000 shares authorized;
499,336,054 and 135,236,058 shares issued and outstanding	499,336	135,235
Additional paid-in capital	749,995	1,049,994
Retained deficit	(6,605,362)	(5,688,320)
Total shareholders' deficit	(5,355,957)	(4,503,017)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,103,800	$4,864,901

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2008	2007
REVENUE
Consulting revenue (including $889,804 from an affiliate in 2007)	$9,167	$1,276,159
Marketable securities gain (loss)	(65,725)	(15,311)
Factoring revenue	27,102	-
Fee income	-	52,500
Total revenue	(29,456)	1,313,348
General and administrative expenses (net of allocation to an affiliated entity--$-0- for 2008 and $149,721 for 2007)	411,451	863,309
OPERATING INCOME (LOSS)	(440,907)	450,039

Other (income) expense:
Net change in derivative liability	43,796	227,064
Debt extinguishment	-	(450,650)
Interest expense	269,855	293,212
Interest expense-derivatives	274,075	570,151
Other income - net	(111,594)	(17,605)
Total other (income) expense	476,132	622,172
Income (loss) before income tax	(917,039)	(172,133)
INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	(917,039)	(172,133)
Preferred dividends paid	-	-
INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(917,039)	$(172,133)

Basic income (loss) per share:	$(0.00)	$(0.00)
Diluted income (loss) per share:	$(0.00)	$(0.00)

Basic average shares outstanding	413,706,384	41,787,323

Diluted average shares outstanding	413,706,384	3,712,164,017

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2008	2007
REVENUE
Consulting revenue (including $889,804 from an affiliate in 2007)	$-	$1,062,292
Marketable securities loss	(52,249)	(36,811)
Fee income	-	35,000
Total revenue	(52,249)	1,060,481

General and administrative expenses (net of allocation to an affiliated entity--$-0- for 2008 and $48,522 for 2007)	213,809	447,822
OPERATING INCOME (LOSS)	(266,058)	612,659

Other (income) expense:
Net change in derivative liability	302	(38,904)
Interest expense	129,698	146,028
Interest expense-derivatives	51,292	262,281
Other income - net	80,107	18,216
Total other expense	261,399	387,621

NET INCOME (LOSS)	(527,457)	225,038
Preferred dividends paid	-	-
INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(527,457)	$225,038

Basic income (loss) per share:	$(0.00)	$0.00
Diluted income (loss) per share:	$(0.00)	$0.00

Basic average shares outstanding	498,103,087	49,505,344

Diluted average shares outstanding	498,103,087	3,719,882,038

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(917,039)	$(172,133)

Adjustment to reconcile net income (loss) to net cash used in operating activities	570,514	(387,284)
Net cash used in operating activities	(346,525)	(559,417)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(3,091)
Preferential return from partnership	220,150	446,250
Net cash provided by investing activities	220,150	443,159

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(39,843)	(60,467)
Net cash used in financing activities	(39,843)	(60,467)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(166,218)	(176,725)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	255,961	1,153,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,743	$977,068

SUPPLEMENTAL INFORMATION
Interest paid	$-	$11,480
Taxes paid	$-	$-

Increase in investments	$-	$889,804

Conversion of debentures to common stock:
Increase in par value	$59,000	$26,231
Increase in paid in capital	$-	$254,318
Redemption and purchase of preferred stock:
Decrease in accounts receivable	$-	$6,000
Decrease in paid-in capital	$299,999	$-

Common stock issued for services:
Increase in common stock	$-	$1,192
Increase in paid-in-capital	$-	$14,308

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Turnaround Partners, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended June 30, 2008 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2008. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature.

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

As used herein, the “Company”, “management”, “we” and “our” refers to Turnaround Partners, Inc. or Turnaround Partners, Inc. together with its subsidiaries. The Company’s fiscal year ends on December 31st.

In light of the Company’s change in control of ownership as of December 5, 2007 discussed below, the Company is contemplating a new business model. Currently, the Company believes that the new business plan going forward will be to focus on alternative and clean technologies.

Through June 30, 2008, we had primarily provided business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public and private companies. The Company also actively trades securities and options with available cash. Many of these transactions contain a considerable amount of risk. Under our consulting agreements, we did not take positions in securities of our clients that at any one time would cause us to have an ownership interest in them of over 4.99%. We also have a limited partnership interest in a hotel in West Palm Beach, Florida.

On December 5, 2007 (the “Closing Date”), the Company filed on Form 8-K a Current Report, as amended on December 14, 2007 and February 20, 2008, disclosing that the Company entered into a Stock Purchase Agreement with Mr. Timothy J. Connolly, an individual and Viewpoint Capital, LLC, a Nevada limited liability company (the “Investor”) pursuant to which the Company issued to the Investor one (1) share of the Company’s Series E convertible preferred stock, par value $0.001 per share, which such Series E Preferred is convertible into Three Hundred Million Shares (300,000,000) of common stock of the Company, par value $0.001 per share in exchange for the transfer by the Investor to the Company of Four Million (4,000,000) unrestricted, free-trading shares of common stock of Asset Capital Group, Inc. (“ACGU”), a Nevada corporation having a value of Three Million Four Hundred Thousand Dollars ($3,400,000) based on the closing price of ACGU common stock as of the Closing Date as reported on the Pink Sheets, LLC. ACGU common stock trades under the symbol “ACGU.PK”. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Company’s Common Stock (“Common Stock”) by virtue of the Investor’s ownership of the Series E Preferred.

On February 13, 2008, the Investor delivered to the Company a notice to convert the one (1) shares of Series E Preferred to Three Hundred Million (300,000,000) shares of Common Stock. On February 14, 2008, the Company issued to the Investor Three Hundred Million (300,000,000) shares of Common Stock, all of which are restricted, and canceled the One (1) share of Series E Preferred. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Common Stock.

During the month of March 2008, we sold our investment in stock of ACGU for approximately $7,700.

As filed on a Current Report on Form 8-K on January 3, 2008, which is hereby incorporated in this document by reference, the Company disclosed that effective as of December 31, 2007, Corporate Strategies, Inc. (“CSI”), a Texas corporation and wholly-owned subsidiary of the Company entered into a Purchase Agreement with Natural Nutrition, Inc., a Nevada corporation (“NN”) and CSI Business Finance, Inc., a Texas corporation and wholly-owned subsidiary of NN (together with NN, the “Buyer”) pursuant to which CSI conveyed, transferred and assigned to the Buyer all of its title to and rights in CSI’s ten percent (10%) interest in the total issued and outstanding capital stock of Interactive Nutrition International, Inc. (“INII”), a company organized under the laws of Canada in exchange for the conveyance, transfer and assignment to CSI by the Buyer of certain Notes held by the Buyer (as such term is defined in the Agreement) plus a cash payment equal to One Hundred Ninety-Eight Thousand Eight Hundred Ninety-Nine Dollars and Ten Cents ($198,899.10). In addition, NN assumed payment for all of CSI’s office lease, equipment payments and any other payments related to the office space in Houston, Texas for the remainder of the lease term and any renewals.

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

Note 2 - Income (Loss) Per Common Share

In accordance with FASB Statement of Financial Accounting Standards No. 128 (“SFAS 128”), "Earnings per Share", basic earnings per share are computed based on the weighted average shares of common stock outstanding during the periods.  Diluted earnings per share are computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities.

The computations for basic and diluted net income (loss) per share consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income (loss) from continuing operations	$(527,457)	$225,038	$(917,039)	$(172,133)
Less effect of derivatives, preferred stock and convertible debenture	-	369,405	-	626,544
Adjusted net income (loss)	$(527,457)	$594,443	$(917,039)	$454,411

Basic weighted average shares	498,103,087	49,505,344	413,706,384	41,787,323
Effect of dilutive securities:
Series B and D preferred stock	-	2,613,268,536	-	2,613,268,536
Convertible debentures	-	1,057,108,158	-	1,057,108,158

Diluted weighted average shares	498,103,087	3,719,882,038	413,706,384	3,712,164,017

Income (loss) per share:
Basic net income (loss)	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted net income (loss)	$(0.00)	$0.00	$(0.00)	$(0.00)

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
YA Global Debenture issued 4/6/05 in the face amount of $400,000
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

Note 4 - Segment Reporting

Our Company has two business segments: business services (which consists of turnaround execution services, management restructuring services, and business development services) and a hotel investment through our wholly-owned subsidiary, Kipling Holdings, Inc.

We primarily provide business restructuring, turnaround execution and business development advisory services for emerging and re-emerging public companies.

The Company's operations are conducted in the United States.

	Business	Hotel
	Services	Investment

Six months ended June 30, 2008
Revenue	$(29,456)	$-
Income (loss) before income tax	(1,003,386)	86,347
Segment assets	517,596	3,586,204

Six months ended June 30, 2007
Revenue	$1,313,348	$-
Income before income tax	333,447	(505,580)
Segment assets	2,745,211	4,570,356

Note 5 - Investment in Unconsolidated Entities

Through our wholly-owned subsidiary, Kipling Holdings, Inc., we own a 35% limited partnership interest in a partnership that owns a Hilton hotel in West Palm Beach, Florida. Because we do not control the partnership entity, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisition and any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 25 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. We periodically review our investment in unconsolidated entities for other than temporary declines in fair value. Any decline that is not expected to be recovered in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. For the year ended December 31, 2007, we recorded an impairment on our investment in real estate partnership in the amount of $ 540,000. Estimated fair values are based on our projections of cash flows. Since we are a limited partner, we do not make management decisions in this partnership and are subject to the decisions made by the general partner of this unconsolidated entity. This could include a sale of the property at a time and price that may not be in our best interest. While we expect the general partner will act in good faith at all times, we could incur a loss on this investment if a sale or foreclosure of the real estate occurs at a price that does not fully recover our equity investment.

Note 6 - Series C Preferred Stock

We had 245 shares of Series C preferred stock outstanding at December 31, 2007. The stock had a liquidation preference of $232,381 and was redeemable at $1,500 per share at the Company’s option. Dividends were cumulative and accrued at the rate of $120 per share per year. Under the Stock Purchase Agreement dated December 5, 2007, the Series C preferred stock was to have been paid off by December 31, 2007. The full liquidation value of $232,381 is recorded as a current liability at December 31, 2007 and has been paid in full as of June 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q, and the accompanying MD&A, contains forward-looking statements.  Statements contained in this report about Turnaround Partners, Inc.’s future outlook, prospects, strategies and plans, and about industry conditions and demand for our financial services are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur.  Such risks and uncertainties include, without limitation, the success of our contemplated new business plan, conditions in the capital and equity markets, our success in trading marketable securities, the success of our investment in our partnership that owns a Hilton hotel in West Palm Beach, Florida and our ability to obtain and maintain normal terms with our vendors and service providers during the periods covered by the forward-looking statements.

 The forward-looking statements contained in this report speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Turnaround Partners, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred in this document, our annual report filed on Form 10-KSB and any future documents filed with the SEC. The following MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein, and in conjunction with our audited financial statements, together with footnotes and the MD&A, in our 2007 annual report filed on Form 10-KSB as filed with the SEC.

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

On December 5, 2007 (the “Closing Date”), the Company filed on Form 8-K a Current Report, as amended on December 14, 2007 and February 20, 2008, disclosing that the Company entered into a Stock Purchase Agreement with Mr. Timothy J. Connolly, an individual and Viewpoint Capital, LLC, a Nevada limited liability company pursuant to which the Company issued to the Investor one (1) share of the Company’s Series E convertible preferred stock, par value $0.01 per share, which such Series E Preferred is convertible into Three Hundred Million Shares (300,000,000) of common stock of the Company, par value $0.001 per share in exchange for the transfer by the Investor to the Company of Four Million (4,000,000) unrestricted, free-trading shares of common stock of Asset Capital Group, Inc. (“ACGU”), a Nevada corporation having a value of Three Million Four Hundred Thousand Dollars ($3,400,000) based on the closing price of ACGU Common Stock as of the Closing Date as reported on the Pink Sheets, LLC. ACGU Common Stock trades under the symbol “ACGU.PK”. As a result of this transaction, the Investor acquired a 63.66% controlling interest in the Company’s Common Stock by virtue of the Investor’s ownership of the Series E Preferred.

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

Through our wholly-owned subsidiary, Kipling Holdings, Inc., we own a 35% limited partnership interest in a partnership that owns a Hilton hotel in West Palm Beach, Florida. Because we do not control the partnership entity, we carry our investment in unconsolidated entities at cost, plus our equity in net earnings or losses, less distributions received since the date of acquisition and any adjustment for impairment. Our equity in net earnings or losses is adjusted for the straight-line depreciation, over the lower of 25 years or the remaining life of the venture, of the difference between our cost and our proportionate share of the underlying net assets at the date of acquisition. We periodically review our investment in unconsolidated entities for other than temporary declines in fair value. Any decline that is not expected to be recovered in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. For the year ended December 31, 2007, we recorded an impairment on our investment in real estate partnership in the amount of $ 540,000. Estimated fair values are based on our projections of cash flows. Since we are a limited partner, we do not make management decisions in this partnership and are subject to the decisions made by the general partner of this unconsolidated entity. This could include a sale of the property at a time and price that may not be in our best interest. While we expect the general partner will act in good faith at all times, we could incur a loss on this investment if a sale or foreclosure of the real estate occurs at a price that does not fully recover our equity investment.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and June 30, 2007

Revenue

Our total revenue for the three months ended June 30, 2008 was $(52,249) as opposed to total revenue of $1,060,481 for the same period ending June 30, 2007.

We earned $-0- in consulting revenue for the three months ended June 30, 2008 versus $1,062,292 for the three months ended June 30, 2007. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. Because of the possible change in our fundamental business model, no new contracts have been procured at the time of this filing, and it is possible that no new contracts will be sought in the future.

Trading in marketable securities generated a loss of $52,249 for the quarter ended June 30, 2008 compared to a loss $36,811 for the same period in 2007. Marketable securities losses included unrealized gains (losses) of $(41,484) and $(179,510), respectively for the quarters ended June 30, 2008 and 2007 and realized gains (losses) of $(10,765) and $142,699, respectively for the quarters ended June 30, 2008 and 2007.

We did not generate any fee income for the three months ended June 30, 2008. Our fee income for the three months ended June 30, 2007 was $35,000. Fee income is generated through the realization of placement fees from clients for financing transactions. Because of the possible change in our fundamental business model, no new contracts have been procured at the time of this filing, and it is possible that no new contracts will be sought in the future.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2008 were $213,809 compared to $447,822 for the period ended June 30, 2007, a decrease of $234,013. For the three months ended June 30, 2008, general and administrative expenses were primarily comprised of salaries and benefits of $198,407 and professional fees of $65,373. For the three months ended June 30, 2007, general and administrative expenses were primarily comprised of salaries and benefits in the amount of $218,575 and professional fees of $156,318. The remaining general and administrative expenses were comprised of ordinary expenses necessary for our operations. Our company shares office space and certain administrative functions and staff with another company. For the three months ended June 30, 2007, $48,522 of expenses were allocated to this company. There were no such allocations for the three months ended June 30, 2008.

Salaries and benefits decreased by approximately $20,000 to $198,407 in 2008 as compared to the same period in 2007, primarily as a result of our acquisition specialist leaving our employment in May 2007 and our Chief Financial Officer leaving our employment in December 2007.

Other Income and Expense

Interest expense decreased by approximately $16,330 for the three months ended June 30, 2008 as compared to the same period ended June 30, 2007. The decrease is primarily a result of interest expense associated with our convertible debentures.

We recorded a net change in fair value of derivative liabilities in the amount of $302 and $(38,904) for the three months ended June 30, 2008 and June 30, 2007, respectively. These amounts represent the change in the fair value of the net derivative liability for the quarters.

Six Months Ended June 30, 2008 and June 30, 2007

Revenue

Our total revenue for the six months ended June 30, 2008 was $(29,456) as opposed to total revenue of $1,313,348 for the same period ending June 30, 2007.

We earned $9,167 in consulting revenue for the six months ended June 30, 2008 versus $1,276,159 for the six months ended June 30, 2007. Consulting revenues are generally one-time fees related to specific events, or contracts for services rendered over a period of time. Because of the possible change in our fundamental business model, no new contracts have been procured at the time of this filing, and it is possible that no new contracts will be sought in the future.

We recovered $27,102 of factoring revenue previously written off. We believe that there is potential for the recovery of additional factoring revenue of this nature but the amount and its certainty cannot be assured.

Trading in marketable securities generated a loss of $65,725 for the six months ended June 30 31, 2008 compared to a loss of $15,311 for the same period in 2007. Marketable securities losses included unrealized gains (losses) of $(54,387) and $176,562, respectively for the six months ended June 30, 2008 and 2007 and realized losses of $11,338 and $191,873, respectively for the six months ended June 30, 2008 and 2007.

We did not generate any fee income for the six months ended June 30, 2008. Our fee income for the six months ended June 30, 2007 was $35,000. Fee income is generated through the realization of placement fees from clients for financing transactions. Because of the possible change in our fundamental business model, no new contracts have been procured at the time of this filing, and it is possible that no new contracts will be sought in the future.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008 were $411,451 compared to $863,309 for the period ended June 30, 2007, a decrease of $451,858. For the six months ended June 30, 2008, general and administrative expenses were primarily comprised of salaries and benefits of $330,665 and professional fees of $117,155. For the six months ended June 30, 2007, general and administrative expenses were primarily comprised of salaries and benefits in the amount of $455,658 and professional fees of $299,134. The remaining general and administrative expenses were comprised of ordinary expenses necessary for our operations. Our company shares office space and certain administrative functions and staff with another company. For the six months ended June 30, 2007, $149,721 of expenses were allocated to this company. There were no such allocations for the six months ended June 30, 2008.

Salaries and benefits decreased by approximately $125,000 to $330,665 in 2008 as compared to the same period in 2007, primarily as a result of our acquisition specialist leaving our employment in May 2007 and our Chief Financial Officer leaving our employment in December 2007.

Other Income and Expense

Interest expense decreased by approximately $23,357 for the six months ended June 30, 2008 as compared to the same period ended June 30, 2007. The increase is primarily a result of interest expense associated with our convertible debentures.

We recorded a net change in fair value of derivative liabilities in the amount of $43,796 and $227,064 for the six months ended June 30, 2008 and June 30, 2007, respectively. These amounts represent the change in the fair value of the net derivative liability for the quarters.

During the first quarter of 2007, certain individuals converted their debentures into our common stock. As a result, we recorded a gain on debt extinguishment in the amount of $450,650 in the first quarter of 2007. There was no such gain on debt extinguishment for the six months ended June 30, 2008.

We recovered $40,000 of bad debts in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We recorded a net loss for the six months ended June 30, 2008 of $917,039 versus a net loss of $172,133 for the six months ended June 30, 2007. Net cash used in operating activities was $346,525 for the six months ended June 30, 2008. Non-cash derivative interest expense and net change in derivative liability amounted to a charge of $317,871. We recorded losses from our investment in real estate partnership in the amount of $86,347.

At June 30, 2008, the Company had a working capital deficit of $2,379,655. Our working capital deficit includes a computed liability for the fair value of derivatives of $325,976, which will only be realized on the conversion of the derivatives, or settlement of the debentures. The Company at its option can force conversion of certain of the convertible debentures into Common Stock at the maturity date.

Investing Activities

We received proceeds from a preferential return from our investment in the partnership that owns a hotel in West Palm Beach, Florida in the amount of $220,150.

As of June 30, 2008, $275,000 of our short-term investments was invested in auction rate securities, or ARSs. The $275,000 we have invested in ARSs at May 12, 2008 is collateralized by portfolios of AAA municipal obligations.  Through the date of this filing, auctions of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. Due to working capital requirements, we have entered into a contract to sell these securities at a discount of 12%, which includes an allowance for expenses. An impairment of $33,000 has been recorded at June 30, 2008 to reflect the anticipated net proceeds of the sale. We anticipate that proceeds from the sale will be settled in the third quarter. Excluding ARSs, we had approximately $90,000 in cash and short-term investments. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Financing Activities

For the six months ended June 30, 2008, we repaid $39,843 on note payables.

We had 245 shares of Series C preferred stock outstanding at December 31, 2007. The stock had a liquidation preference of $232,381 and was redeemable at $1,500 per share at the Company’s option. Dividends were cumulative and accrued at the rate of $120 per share per year. Under the Stock Purchase Agreement dated December 5, 2007, the Series C preferred stock was to have been paid off by December 31, 2007. The full liquidation value of $232,381 is recorded as a current liability at December 31, 2007 and has been paid in full as of June 30, 2008.

Our cash flows for the periods are summarized below:

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007

Net cash used in operating activities	$346,525	$559,417
Net cash provided by investing activities	220,150	443,159
Net cash used in financing activities	39,843	60,467

Our cash decreased by $166,218 since December 31, 2007.

At June 30, 2008, in order to preserve working capital, the Company entered into an agreement with the President of our subsidiary, Corporate Strategies, Inc., whereby in lieu of monies owed him totaling $310,000 for salary and other advances, he agreed to exchange those amounts due as well as foregoing any remaining salary due him through December 31, 2008 in exchange for certain notes receivable held by the Company totaling $881,995 with a book value of $-0- and $125,000, payable upon the sale of the auction rate securities described above. As a result of this agreement, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

None

ITEM 4T. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the material weaknesses described herein the Company's CEO has concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act.

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

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's CEO has determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 . LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under thi Item.

ITEM 2 . UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 . DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 . OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

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

Date: August 13, 2008	Turnaround Partners, Inc.
(Registrant)

/s/ Russell Kidder
Russell Kidder President, Chief Executive Officer and Interim CFO