Form 10KSB/A
period 2007-12-31
Turnaround Partners, Inc.
filed 2008-09-04
CIK 1009802

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

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-KSB/A is to respond to comments received by Turnaround Partners, Inc., from the Securities and Exchange Commission’s Division of Corporation Finance in a letter dated July 21, 2008 ("Comment Letter") regarding our previously filed Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 14, 2008 (“Original Form 10-KSB”). In accordance with the suggestions made in the Comment letter, in this amendment, Item 8A(T). "Controls and Procedures," beginning on page 17 of this Amendment, is revised to include management's assessment of internal control over financial reporting. Similarly, in addition, Exhibit 31.1 (Certification) has been revised to include inadvertently omitted representations in paragraph number four.

Furthermore, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended,  all new certifications (Exhibits 31.1 and 32.1) by our Principal Executive Officer and Principal Financial and Accounting Officer are being filed as exhibits to this Amendment No. 1 on Form 10-KSB/A.

There are no other changes to the Original Form 10-KSB other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 1 on Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-KSB. Furthermore, this Amendment No. 1 on Form 10-KSB/A does not purport to provide a general update or discussion of any other developments of Turnaround Partners, Inc. to the filing of the Original Form 10-KSB.

TURNAROUND PARTNERS, INC.

FORM 10-KSB/A

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

Equity Compensation Plan Information

Number or securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities
Plan category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	1,583,333

Equity compensation plans not approved by security holders	-	-	-

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

ITEM 8A(T). CONTROLS AND PROCEDURES

Because of its size, the Company shares its accounting staff with another company located in the same suite in Houston, Texas and the accounting staff is comprised of a controller and a data entry clerk. The controller and data entry clerk are considered contract employees whom also work for the other company within the office suite as contract employees. We currently do not have the resources to hire full-time accounting personnel and do not anticipate hiring any full-time accounting personnel in the near future.

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

The Company Has Material Weaknesses in Its Internal Control over Financial Reporting that May Prevent The Company from Being Able to Accurately Report Its Financial Results or Prevent Fraud, which Could Harm Its Business and Operating Results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that the Company assess, and its independent registered public accounting firm attest to, the design and operating effectiveness of internal control over financial reporting. If the Company cannot provide reliable and accurate financial reports and prevent fraud, its business and operating results could be harmed. The Company has in the past discovered, and may in the future discover, areas of its internal controls that need improvement. The Company has identified material weaknesses in its internal control as of December 31, 2007 as a result of an evaluation of those controls conducted in August 2008. These matters and the Company’s efforts regarding remediation of these matters, as well as efforts regarding internal controls generally are discussed in detail in Part II, Item 8A(T) Controls and Procedures, of this Annual Report on Form 10-KSB.  However, as the Company’s material weaknesses in its internal controls demonstrate, the Company cannot be certain that the remedial measures it has taken to date will ensure that the Company designs, implements, and maintains adequate controls over its financial processes and reporting in the future.

Additionally, since the requirements of Section 404 are ongoing and apply for future years, the Company cannot be certain that it or its independent registered public accounting firm will not identify additional deficiencies or material weaknesses in its internal controls in the future, in addition to those identified as of December 31, 2007. Attempts to remedy the material weaknesses that have been identified and any additional deficiencies, significant deficiencies or material weaknesses that the Company or its independent registered public accounting firm may identify in the future, could require the Company to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause the Company to fail to meet its financial reporting obligations, or prevent the Company from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of the Company’s material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the Company’s stock and its access to capital.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management identified the following material weaknesses as of December 31, 2007 to the Company’s internal control over financial reporting:

1.
Deficiencies in the Company’s Control Environment. The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect the Company's control environment, including: (a) the lack of an audit committee, (b) the lack of independent financial expertise on the Board of Directors, and (c) the absence of a whistleblower hotline. The Company has no current plans, however, to establish an audit committee or to enter into a contract with an independent whistleblower hotline service provider, and accordingly, expects to continue to lack an audit committee, financial expertise on the Board of Directors, and a whistleblower hotline.

2.
Deficiencies in the Company’s Accounting System Controls. The Company failed to perform certain control procedures designed to ensure that the financial statement presentations and related disclosures were complete and in accordance with GAAP. These deficiencies include: (a) inadequate review of journal entries and wire transfers, (b) the lack of independent review of balance sheet account reconciliations and supporting calculations, (c) inadequate communication between management and the accounting department.

Based on the material weaknesses described above and the criteria set forth by the COSO Framework, our Principal Executive Officer and Interim Principal Financial and Accounting Officer (one individual) has concluded that the Company did not maintain effective internal control over financial reporting at a reasonable assurance level as of December 31, 2007 or at the date of this filing as a result of an evaluation of those controls conducted in August 2008.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

Remediation

During fiscal 2008, we plan to implement remediation measures (to the extent that financial resources are available) to address the material weaknesses described in item number 2 above. These process changes will improve our internal controls environment and increase the likelihood of our identifying non-routine and non-systematic transactions.  The Company's remediation plans include implementing procedures for the adequate review and approval of wire transfers. These plans, while improving our internal control environment, will not eliminate all of the material weaknesses described above due to our limited accounting staff comprised of one professional and one part-time contract payroll and accounts payable clerk.

Management recognizes that these enhancements require continual monitoring and evaluation for effectiveness. The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.

Management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and senior management level. We also plan to take additional steps to elevate Company awareness about and communication of these important issues through improved communication.

The continued remediation of the material weaknesses described above is a priority. Our Board of Directors will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that our efforts, when completed, will mitigate, but not eliminate the material weaknesses in internal control over financial reporting as described above. Our management and the Board of Directors do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Subsequent Changes in Internal Control over Financial Reporting

      Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Title of Class	Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount & Nature of Indirect Beneficial Ownership		Total of Direct and Beneficial Ownership	Percentage of Class(1)
Common	Viewpoint Capital, LLC 2470 Evening Twilight Lane Henderson, Nevada 89044	300,000,000	—		300,000,000	63.66%
Common	Michael O. Sutton 10806 Briar Branch Lane Houston, TX 77024	10,723,600	4,395,445	(2)	15,119,045	3.21%
Common	Timothy J. Connolly 109 N. Post Oak Lane Suite 422 Houston, TX 77024	—	13,050,000	(3)	13,050,000	9.99%
Common	Jan Carson Connolly 8602 Pasture View Lane Houston, TX 77024	—	13,050,000	(4)	13,050,000	9.99%
Common	Gerald Holland 22 Coult Lane Old Lyme, CT 07601	5,113,636	177,740,511	(5)	182,854,147	38.80%
Common	Joanna Saporito 668 W. Saddle River Rd. Ho-Ho-Kus, NJ 07423	—	72,421,863	(5)	72,421,863	15.37%
Common	Mary-Ellen Viola 249 Long Hill Drive Short Hills, NJ 07078	—	13,050,000	(5)	13,050,000	9.99%
Common	David Kesselbrenner 10 Devonshire Rd. Livingston, NJ 07039	—	8,560,816	(5)	8,560,816	1.82%
Common	Louis Kesselbrenner 10 Devonshire Rd. Livingston, NJ 07039	—	29,447,378	(5)	29,447,378	6.25%
Common	Sarah Kesselbrenner 10 Devonshire Rd. Livingston, NJ 07039	—	29,447,378	(5)	29,447,378	6.25%
Common	Joseph Kesselbrenner 10 Devonshire Rd. Livingston, NJ 07039	—	9,216,738	(5)	9,216,738	1.96%
Common	YA Global Investments LP 101 Hudson Street Suite 3700 Jersey City, NJ 07302	—	6,120,000	(5)	6,120,000	4.99%
Common	Highgate House Funds, Ltd. 101 Hudson Street Suite 3700 Jersey City, NJ 07302	—	6,120,000	(5)	6,120,000	4.99%

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

Date: September 4, 2008	Turnaround Partners, Inc.
(Registrant)

/s/ Russell Kidder
Russell Kidder President, Chief Executive Officer and Interim CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Kidder	September 4, 2008
Name: Russell Kidder Titles: Chief Executive Officer, Interim Chief Financial Officer, Principal Executive Officer, Interim Principal Financial and Accounting Officer and Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2007	F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2007 and 2006	F-4

Consolidated Statements of Changes in Shareholders' Deficit
for the Years Ended December 31, 2007 and 2006	F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007 and 2006	F-7

Notes to the Consolidated Financial Statements	F-9 to F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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
Thomas Leger & Co., L.L.P.

April 30, 2008
Houston, Texas

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$255,961
Notes and accounts receivable, net of allowance accounts of $482,686	299,576
Investment in marketable securities	510,791
Prepaid expense and deferred financing costs	23,208
Total current assets	1,089,536

NONCURRENT ASSETS
Investment in real estate partnership and other investments, at cost	3,749,859
Deferred debenture costs	25,506
Total noncurrent assets	3,775,365

TOTAL ASSETS	$4,864,901

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$607,181
Unearned income	9,167
Convertible debentures	1,932,475
Notes payable	96,003
Series C Preferred stock including associated paid in capital; liquidation preference of $337,380, redeemable at $1,500 per share at Company option, cumulative dividends of $120 per share per year, non-voting, par value $.01, 1,000 shares authorized, 225 shares issued and outstanding	337,380
Derivative liability	282,181

Total current liabilities	3,264,387

Convertible debentures—net of $1,136,193 discount	5,088,807
Note payable	110,978
Accrued interest payable	903,746
Total liabilities	9,367,918

COMMITMENTS AND CONTINGENCIES	-

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

See accompanying Notes to Consolidated Financial Statements

TURNAROUND PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2007

											Additional
	Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferred		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	100,000	$1,000	536	$5	-	$-	-	$-	22,710,816	$22,711	$719,638	$(4,701,603)	$(3,958,249)

Issuance of common stock:
For services	-	-	-	-	-	-	-	-	4,800,000	4,800	287,700	-	292,500
Conversion of debentures									1,936,688	1,936	62,065		64,001
Issuance of 3,000,000 warrants
for services	-	-	-	-	-	-	-	-	-	-	141,000	-	141,000
Redemption of preferred stock	-	-	(282)	(3)	-	-	-	-	-	-	(243,498)	-	(243,501)
Transfer preferred stock to												-
current liability	-	-	(254)	(2)	-	-	-	-	-	-	(224,976)		(224,978)
Exchange of series B preferred for
series D preferred	(93,334)	(933)	-	-	93,334	933	-	-	-	-	-	-	-
Reduction in series D preferred shares	-	-	-	-	(92,634)	(926)	-	-	-	-	926	-	-

Deemed distribution to shareholder	-	-	-	-	-	-	-	-	-	-	-	(3,313,264)	(3,313,264)

Net income	-	-	-	-	-	-	-	-	-	-	-	4,936,074	4,936,074

Preferred dividends paid	-	-	-	-	-	-	-	-	-	-	-	(4,554)	(4,554)
Balance, December 31, 2006	6,666	67	-	-	700	7	-	-	29,447,504	29,447	742,855	(3,083,345)	(2,310,969)

Issuance of common stock:
For services	-	-	-	-	-	-	-	-	1,192,307	1,192	14,308	-	15,500
Conversion of debentures	-	-	-	-	-	-	-	-	104,596,247	104,596	285,673		390,269
Proceeds for sale of stock received for Series E preferred stock	-	-	-	-	-	-	1	-	-	-	7,158	-	7,158

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,604,975)	(2,604,975)

Balance, December 31, 2007	6,666	$67	-	$-	700	$7	1	$-	135,236,058	$135,235	1,049,994	$(5,688,320)	$(4,503,017)

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

(1)
A weighted average year-to-date number of Convertible Debentures to convert into 52,502,492 and 51,383,109 shares of common stock were outstanding during the twelve months ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted per share net income (loss) for the twelve months ended December 31, 2007 or 2006 because they were anti-dilutive. In addition, because they were anti-dilutive, 4,195,445 of Series B preferred stock and 94,665,241 of Series D preferred stock were not included in the computation of diluted per share. In addition there were 3,000,000 warrants that were not included because of their anti-dilutive effect.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash, accounts and notes receivable and marketable securities. The Company maintains its cash accounts in high quality FDIC insured banks in Texas and in money market brokerage accounts. The Company's accounts receivables consist of receivables for consulting from companies located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions to ensure collections and minimize losses. The Company reduces its credit risk relating to marketable securities through diversification of marketable securities held. See Note 7 - Investment in Marketable Securities for risks associated with a short-term investment in auction rate securities.

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

The Company is authorized to issue two million (200,000,000) shares of preferred stock. The holder of the Company's Series B Preferred is entitled to convert into 4,195,445 shares of common stock and is entitled to cast votes equal to these shares on all matters submitted to the shareholders. The series C preferred shares have no voting rights, except as required under Nevada general corporation law. We have 225 shares of Series C preferred stock outstanding. The stock has a liquidation preference of $337,380 and is redeemable at $1,500 per share at the Company’s option. Dividends are cumulative and accrue at the rate of $120 per share per year. Under the purchase agreement dated December 5, 2007, the series C preferred stock was to have been paid off by December 31, 2007. Therefore, the full liquidation value of $337,380 is recorded as a current liability.

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

DEFERRED INCOME TAXES

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2007 is set out below:

Net operating loss	$11,312,332
Valuation allowance	(11,327,878)
Revised net operating loss	(290,696)
Bad debt expense	164,113
Intangible asset tax basis difference	123,462
Unrealized loss on security transactions	8,620
Charitable contributions carried forward	10,047

Net deferred tax asset (liability)	$-

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